Form 10-Q
period 2021-03-31
MOLSON COORS BEVERAGE CO
filed 2021-04-29
CIK 24545

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 22, 2021:
Class A Common Stock — 2,561,670 shares
Class B Common Stock — 200,532,624 shares
Exchangeable shares:
As of April 22, 2021, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,718,267 shares
Class B Exchangeable shares — 11,104,565 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the headings "Executive Summary" and "Outlook" therein, with respect to expectations regarding the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results, impact of the cybersecurity incident, including on revenues and related expenses, expectations regarding future dividends, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan announced in 2019 and the estimated range of related charges and timing of cash charges, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share, and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part II - Item IA. Risk Factors in this report, and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2020. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
Sales	$2,256.1	$2,537.8
Excise taxes	(357.7)	(435.0)
Net sales	1,898.4	2,102.8
Cost of goods sold	(1,167.4)	(1,479.0)
Gross profit	731.0	623.8
Marketing, general and administrative expenses	(542.9)	(629.7)
Special items, net	(10.9)	(86.6)
Operating income (loss)	177.2	(92.5)
Interest income (expense), net	(65.3)	(68.9)
Other pension and postretirement benefits (costs), net	13.0	7.5
Other income (expense), net	1.4	(4.8)
Income (loss) before income taxes	126.3	(158.7)
Income tax benefit (expense)	(44.3)	43.3
Net income (loss)	82.0	(115.4)
Net (income) loss attributable to noncontrolling interests	2.1	(1.6)
Net income (loss) attributable to Molson Coors Beverage Company	$84.1	$(117.0)

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$0.39	$(0.54)
Diluted	$0.39	$(0.54)

Weighted-average shares outstanding
Basic	217.0	216.7
Dilutive effect of share-based awards	0.4	—
Diluted	217.4	216.7

Anti-dilutive securities excluded from the computation of diluted EPS	1.8	2.9
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income (loss) including noncontrolling interests	$82.0	$(115.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.3	(373.5)
Reclassification of cumulative translation adjustment to income (loss)	7.5	—
Unrealized gain (loss) on derivative instruments	102.7	(127.9)
Reclassification of derivative (gain) loss to income (loss)	1.2	—
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	0.4	(1.3)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.4	0.7
Total other comprehensive income (loss), net of tax	122.5	(502.0)
Comprehensive income (loss)	204.5	(617.4)
Comprehensive (income) loss attributable to noncontrolling interests	2.0	1.3
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$206.5	$(616.1)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$532.7	$770.1
Accounts receivable, net	557.9	558.0
Other receivables, net	159.3	129.1
Inventories, net	746.4	664.3
Other current assets, net	369.6	297.3
Total current assets	2,365.9	2,418.8
Properties, net	4,143.5	4,250.3
Goodwill	6,153.9	6,151.0
Other intangibles, net	13,482.2	13,556.1
Other assets	1,018.1	954.9
Total assets	$27,163.6	$27,331.1
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,532.8	$2,889.5
Current portion of long-term debt and short-term borrowings	1,063.5	1,020.1
Total current liabilities	3,596.3	3,909.6
Long-term debt	7,181.2	7,208.2
Pension and postretirement benefits	757.7	763.2
Deferred tax liabilities	2,476.8	2,381.6
Other liabilities	317.6	447.2
Total liabilities	14,329.6	14,709.8
Commitments and contingencies (Note 12)
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 210.0 shares and 209.8 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.3	102.3
Class B exchangeable shares, no par value (issued and outstanding: 11.1 shares and 11.1 shares, respectively)	417.8	417.8
Paid-in capital	6,947.1	6,937.8
Retained earnings	6,628.3	6,544.2
Accumulated other comprehensive income (loss)	(1,045.4)	(1,167.8)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	12,580.8	12,365.0
Noncontrolling interests	253.2	256.3
Total equity	12,834.0	12,621.3
Total liabilities and equity	$27,163.6	$27,331.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$82.0	$(115.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	202.3	256.5
Amortization of debt issuance costs and discounts	1.8	2.1
Share-based compensation	8.3	5.9
(Gain) loss on sale or impairment of properties and other assets, net	2.8	(0.2)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(122.6)	103.3
Income tax (benefit) expense	44.3	(43.3)
Income tax (paid) received	(9.1)	(9.2)
Interest expense, excluding interest amortization	64.1	67.6
Interest paid	(86.6)	(90.3)
Change in current assets and liabilities and other	(378.2)	(195.1)
Net cash provided by (used in) operating activities	(190.9)	(18.1)
Cash flows from investing activities:
Additions to properties	(102.5)	(225.1)
Proceeds from sales of properties and other assets	1.1	1.6
Other	16.8	3.5
Net cash provided by (used in) investing activities	(84.6)	(220.0)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.5	4.0
Dividends paid	—	(123.4)
Payments on debt and borrowings	(0.9)	(502.9)
Proceeds on debt and borrowings	—	1.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	0.5	1,025.5
Change in overdraft balances and other	40.9	(5.5)
Net cash provided by (used in) financing activities	45.0	398.7
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(230.5)	160.6
Effect of foreign exchange rate changes on cash and cash equivalents	(6.9)	(17.9)
Balance at beginning of year	770.1	523.4
Balance at end of period	$532.7	$666.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Shares issued under equity compensation plan	1.2	—	—	—	—	1.2	—	—	—	—
Amortization of share-based compensation	5.9	—	—	—	—	5.9	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	(115.4)	—	—	—	—	—	(117.0)	—	—	1.6
Other comprehensive income (loss), net of tax	(502.0)	—	—	—	—	—	—	(499.1)	—	(2.9)
Contributions from noncontrolling interests	8.6	—	—	—	—	—	—	—	—	8.6
Distributions and dividends to noncontrolling interests	(1.5)	—	—	—	—	—	—	—	—	(1.5)
Dividends declared - $0.57 per share	(123.8)	—	—	—	—	—	(123.8)	—	—	—
As of March 31, 2020	$12,946.0	$—	$2.1	$102.5	$557.8	$6,780.7	$7,376.2	$(1,661.3)	$(471.4)	$259.4

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
Shares issued under equity compensation plan	1.0	—	—	—	—	1.0	—	—	—	—
Amortization of share-based compensation	8.3	—	—	—	—	8.3	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	82.0	—	—	—	—	—	84.1	—	—	(2.1)
Other comprehensive income (loss), net of tax	122.5	—	—	—	—	—	—	122.4	—	0.1
Distributions and dividends to noncontrolling interests	(0.9)	—	—	—	—	—	—	—	—	(0.9)
As of March 31, 2021	$12,834.0	$—	$2.1	$102.3	$417.8	$6,947.1	$6,628.3	$(1,045.4)	$(471.4)	$253.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. Our reporting segments include North America and Europe. Our North America segment operates in the U.S., Canada and various countries in Latin and South America, and our Europe segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within Africa and Asia Pacific.
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
These unaudited condensed consolidated interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 ("Annual Report"), and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report, except as noted in Note 2, "New Accounting Pronouncements".
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be achieved for the full year.
Due to the anti-dilutive effect resulting from the reported net loss attributable to MCBC for the three months ended March 31, 2020, the impact of potentially dilutive securities has been excluded from the quarterly calculation of weighted-average shares for diluted EPS for the first quarter of 2020.
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced some delays and disruptions to our business, including brewery operations, production and shipments. This incident caused us to not produce or ship as much as we would have in the first quarter of 2021. In addition, we incurred certain incremental one-time costs of $2.0 million in the first quarter of 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries. We expect to incur additional incremental one-time costs related to the incident in the second quarter of 2021.
Coronavirus Global Pandemic
The coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020, starting at the end of the first quarter of 2020, and we expect it will continue to have a material impact on our financial results in 2021 and possibly beyond. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity and duration of the outbreak, roll out and efficacy of the vaccines, and actions by government authorities to contain the pandemic or treat its impact, among other things. We continue to actively monitor the ongoing evolution of the pandemic and resulting impacts to our business and have taken various mitigating actions in response to the impacts of the pandemic and to position our business for the long term.
During the first quarter of 2020, we commenced a keg relief program in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which were negatively impacted by the shutdowns at the onset of the coronavirus pandemic. We provided customers with reimbursements for untapped kegs that met certain established return requirements and as a result, during the three month period ended March 31, 2020, we recognized a reduction to net sales of $31.5 million reflecting estimated sales returns and reimbursements through these programs. Further, during the three months ended March 31, 2020, we recognized charges of $18.5 million within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the costs to facilitate the above mentioned keg returns. The actual duration of the coronavirus pandemic, including the length of government-mandated closures or ceased sit-down service limitations at bars and restaurants coupled with the subsequent recovery period relative to the assumptions utilized to derive the allowance for obsolete inventories, could result in future charges due to incremental finished goods keg inventory becoming obsolete in future periods.
As the coronavirus pandemic continues to evolve, we continue to monitor the impacts on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of March 31, 2021 and December 31, 2020, our allowance for trade receivables was approximately $20 million and $18 million, respectively, and allowance activity was immaterial during the three months ended March 31, 2021.
In response to the onset of the coronavirus pandemic in 2020, various governmental authorities globally announced relief programs which among other items, provided temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. These temporary deferrals of approximately $130 million as of March 31, 2021 and December 31, 2020 were included within accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
Finally, we continue to protect and support our liquidity position in response to the global economic uncertainty created by the coronavirus pandemic. Beginning with the second quarter of 2020, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares.
For considerations of the effects of the coronavirus pandemic and related potential impairment risks to our goodwill and indefinite-lived intangible assets, see Note 7, "Goodwill and Intangible Assets."
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. The revitalization plan established Chicago, Illinois as our North American operational headquarters. We closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. As of January 1, 2020, we changed our name to Molson Coors Beverage Company and changed our management structure to two segments - North America and Europe. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and will continue to incur charges through fiscal year 2021.
See Note 5, "Special Items" for further discussion of the impacts of this plan.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $116.2 million and $153.5 million during the three months ended March 31, 2021 and March 31, 2020, respectively.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 13, "Leases," there was no other significant non-cash activity during the three months ended March 31, 2021 and March 31, 2020.
Share-Based Compensation
During the first quarter of 2021 and 2020, we granted stock options, RSUs and PSUs to certain officers and other eligible employees, and recognized share-based compensation expense of $8.3 million and $5.9 million during the three months ended March 31, 2021 and March 31, 2020, respectively.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes. This guidance eliminated certain exceptions to the general approach to the income tax accounting model and added new guidance to reduce the complexity in accounting for income taxes. We adopted this guidance in the first quarter of 2021, which did not have a material impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities upon issuance, March 12, 2020 through December 31, 2022, which is a full year after the current expected discontinuation date of LIBOR. We are currently evaluating the potential impact of this guidance on our financial statements.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our unaudited condensed consolidated interim financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate, and include the North America and Europe segments. Our North America segment operates in the U.S., Canada and various countries in Latin and South America and our Europe segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales for the three months ended March 31, 2021 and March 31, 2020. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to North America segment sales to the Europe segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In millions)
North America	$1,692.0	$1,789.7
Europe	206.9	317.6
Inter-segment net sales eliminations	(0.5)	(4.5)
Consolidated net sales	$1,898.4	$2,102.8

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In millions)
North America(1)	$144.2	$76.2
Europe(2)	(89.4)	(76.8)
Unallocated(3)	71.5	(158.1)
Consolidated income (loss) before income taxes	$126.3	$(158.7)
(1)     The increase in income before income taxes for the North America segment for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 was primarily due to lower specials charges and lower marketing, general and administrative ("MG&A") expenses, partially offset by lower net sales. Lower net sales was primarily due to continued on-premise restrictions from the coronavirus pandemic, as well as the March 2021 cybersecurity incident and the February 2021 Fort Worth, TX brewery shutdown due to a winter storm, partially offset by the cycling of brewery downtime associated with the Milwaukee brewery tragedy in the prior year.

(2)    The increase in the loss before income taxes for the Europe segment for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, was primarily due to lower net sales. Lower net sales was primarily due to the impacts of the coronavirus pandemic, specifically related to the closures across Europe, especially in the U.K. where the on-premise channel remained closed for the entire first quarter of 2021.
(3)    Unallocated income (loss) before taxes included the unrealized mark-to-market valuation of our commodity hedge positions. We recorded unrealized gains of $121.5 million during the three months ended March 31, 2021 and unrealized losses of $99.1 million during the three months ended March 31, 2020.
Income (loss) before income taxes includes the impact of special items. Refer to Note 5, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
North America	$23,393.6	$23,375.6
Europe	3,770.0	3,955.5
Consolidated total assets	$27,163.6	$27,331.1

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of March 31, 2021 or December 31, 2020. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
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
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $45.4 million and $38.2 million recorded as of March 31, 2021 and December 31, 2020, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$231.4	$18.8	$239.3	$17.9
Other	$81.8	$18.3	$93.4	$18.0

5. Special Items
We incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we separately classified these charges (benefits) as special items.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In millions)
Employee-related charges
Restructuring	$3.6	$32.1
Impairments or asset abandonment charges
North America - Asset abandonment(1)	2.9	54.2
Europe - Asset abandonment	2.1	0.3
Termination fees and other (gains) losses
North America	0.4	—
Europe(2)	1.9	—
Total Special items, net	$10.9	$86.6
(1)     In January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. Charges incurred in the three months ended March 31, 2021 were immaterial. Charges associated with the brewery closure for the three months ended March 31, 2020 totaled $58 million and primarily consisted of accelerated depreciation in excess of normal depreciation, as well as other closure costs including employee related costs.
In addition, during the three months ended March 31, 2021 and March 31, 2020 we incurred asset abandonment charges, primarily related to the accelerated depreciation in excess of normal depreciation as a result of the Montreal brewery closure, which is expected to occur in 2021.
(2)     During the three months ended March 31, 2021, we recognized termination fees and other losses of $1.9 million related to the sale of a disposal group within our India business which represented an insignificant part of our Europe segment. The loss includes the reclassification of the associated cumulative foreign currency translation adjustment losses from AOCI into specials at the time of sale. See Note 10, "Accumulated Other Comprehensive Income (Loss)" for further details.
Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we established Chicago, Illinois as our North American operational headquarters, closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees were extended an opportunity to continue their employment with MCBC in the new organization and locations and, for those not continuing with MCBC, certain of such employees were asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. We expect the costs associated with the restructuring to be substantially recognized by the end of fiscal year 2021. After taking into account all changes in each of the business units, including Europe, the revitalization plan reduced employment levels, in aggregate, by approximately 600 employees globally.
In connection with the revitalization plan, we incurred and expect we may continue to incur cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities related to the consolidation activities and related organizational and personnel changes of the revitalization plan through 2021 which is expected to aggregate in the range of approximately $100 million to $120 million. During the three months ended March 31, 2021 and March 31, 2020, we recognized severance and retention charges of $1.5 million and $22.7 million, respectively, and our remaining accrued restructuring balance related to the revitalization plan as of March 31, 2021 was approximately $13 million. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements.
Other than those noted above, there were no material changes to our restructuring activities since December 31, 2020, as reported in Part II - Item 8. Financial Statements and Supplementary Data, Note 7, "Special Items" in our Annual Report. We continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of ongoing and new initiatives. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances as of March 31, 2021 represent expected future cash payments required to satisfy our remaining obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	North America	Europe	Total
	(In millions)
As of December 31, 2020	$24.5	$2.0	$26.5
Charges incurred	3.0	0.5	3.5
Payments made	(10.9)	(0.4)	(11.3)
Changes in estimates	0.2	(0.1)	0.1
Foreign currency and other adjustments	0.1	—	0.1
As of March 31, 2021	$16.9	$2.0	$18.9

	North America	Europe	Total
	(In millions)
As of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred	26.2	7.2	33.4
Payments made	(19.4)	(3.5)	(22.9)
Changes in estimates	(1.3)	—	(1.3)
Foreign currency and other adjustments	(0.9)	(0.2)	(1.1)
As of March 31, 2020	$47.2	$8.0	$55.2

6. Income Tax

	Three Months Ended
	March 31, 2021	March 31, 2020
Effective tax rate	35%	27%

The increase in the effective tax rate during the first quarter of 2021 was primarily driven by an increase in net discrete tax expense. We recognized $18.1 million net discrete tax expense in the first quarter of 2021 versus $13.9 million net discrete tax benefit in the first quarter of 2020. In addition, jurisdictions with a higher income tax rate had proportionally higher pretax income in 2021 compared to prior year driving the effective tax rate higher.
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
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We will continue to monitor these regulations. The final hybrid regulations enacted in the prior year resulted in recognition of approximately $135 million of tax expense in April 2020. We currently estimate the impact of the finalized regulations could be cash tax outflows up to approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize cash outflows over time.

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the North America segment is presented in the table below.

North America
Changes in Goodwill:	(In millions)
Balance as of December 31, 2020	$6,151.0
Foreign currency translation	2.9
Balance as of March 31, 2021	$6,153.9
As of December 31, 2020, due to the goodwill impairment recorded in the fourth quarter of 2020, the Europe segment had no goodwill. The North America segment had goodwill as of March 31, 2021 and December 31, 2020 as presented in the table above.
The gross amount of goodwill totaled approximately $8.4 billion as of both March 31, 2021 and December 31, 2020. Accumulated impairment losses as of March 31, 2021 and December 31, 2020 totaled $2,250.6 million and $2,264.5 million, respectively, and are comprised of a full impairment taken on the Europe reporting unit and a partial impairment taken on the North America reporting unit as well as our historic India reporting unit, which was fully impaired in 2019.
As of the date of our annual impairment test, performed as of October 1, 2020, the North America reporting unit goodwill balance was at risk of future impairment in the event of significant unfavorable changes in assumptions including the forecasted cash flows (including company-specific risks like the performance of our above premium transformation efforts and overall market performance of new innovations like hard seltzers, along with macro-economic risks such as the continued prolonged weakening of economic conditions, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our North America reporting unit testing reflect growth assumptions associated with our revitalization plan to build on the strength of our iconic core brands, aggressively grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and our communities all of which are intended to benefit the projected cash flows of the business. The cash flow assumptions were tempered somewhat by the impacts the coronavirus has had on our overall business and specifically our more profitable on-premise business.
We determined that there was no triggering event that occurred during the first quarter of 2021 that would indicate the carrying value of our goodwill was greater than its fair value.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2021:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,118.6	$(1,120.9)	$3,997.7
License agreements and distribution rights	15 - 20	207.9	(102.3)	105.6
Other	3 - 40	98.7	(28.0)	70.7
Intangible assets not subject to amortization:
Brands	Indefinite	8,195.3	—	8,195.3
Distribution networks	Indefinite	805.3	—	805.3
Other	Indefinite	307.6	—	307.6
Total		$14,733.4	$(1,251.2)	$13,482.2

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,128.4	$(1,070.6)	$4,057.8
License agreements and distribution rights	15 - 20	206.8	(99.5)	107.3
Other	3 - 40	109.1	(36.4)	72.7
Intangible assets not subject to amortization:
Brands	Indefinite	8,215.7	—	8,215.7
Distribution networks	Indefinite	795.0	—	795.0
Other	Indefinite	307.6	—	307.6
Total		$14,762.6	$(1,206.5)	$13,556.1
The changes in the gross carrying amounts of intangible assets from December 31, 2020 to March 31, 2021 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of March 31, 2021, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2021 - remaining	$162.5
2022	$212.4
2023	$211.4
2024	$209.7
2025	$209.6
Amortization expense of intangible assets was $54.5 million and $54.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
As of the date of our annual impairment test of indefinite-lived intangible assets, performed as of October 1, 2020, the fair value of the indefinite-lived Miller, Coors and Carling brands were sufficiently in excess of their carrying values. We determined at the annual impairment testing date that the Staropramen indefinite-lived intangible asset in Europe was considered to be at risk of future impairment as a result of the coronavirus' impact on the on-premise business throughout Europe that commenced in 2020 and is continuing in 2021. No triggering events occurred during the first quarter of 2021 that would indicate the carrying value of these indefinite-lived assets was greater than their fair value.
We continuously monitor the performance of the underlying definite-lived intangible assets for potential triggering events suggesting an impairment review should be performed. While no triggering events have occurred in the first quarter of 2021, we continue to monitor the impacts of the coronavirus in our key markets and the potential implications that may have on the values of definite-lived intangible assets.
Fair Value Assumptions
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
Overall Considerations
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as the related potential implications, as part of our annual and interim assessments and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the progress we are making our revitalization plan, challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic that could significantly impact our immediate and long-range results. Additionally, we are monitoring the impacts the coronavirus pandemic has on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to the pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment. Separately, the Ontario government in Canada adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 12, "Commitments and Contingencies."
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment loss may need to be recorded in the future.
8. Debt
Debt Obligations

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Long-term debt:
CAD 500 million 2.84% notes due July 2023	$398.0	$392.9
CAD 500 million 3.44% notes due July 2026	398.0	392.9
$1.0 billion 2.1% notes due July 2021(1)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(2)	503.0	503.7
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024	938.4	977.3
Finance leases and other	98.6	97.8
Less: unamortized debt discounts and debt issuance costs	(48.7)	(50.3)
Total long-term debt (including current portion)	8,187.3	8,214.3
Less: current portion of long-term debt	(1,006.1)	(1,006.1)
Total long-term debt	$7,181.2	$7,208.2

Short-term borrowings(3)	$57.4	$14.0
Current portion of long-term debt	1,006.1	1,006.1
Current portion of long-term debt and short-term borrowings	$1,063.5	$1,020.1
(1)As of March 31, 2021, we have cross currency swaps associated with our $1.0 billion 2.1% senior notes due July 2021 in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted a portion of these notes and associated interest to EUR denominated, which results in a EUR interest rate to be received of 0.71%. See Note 11, "Derivative Instruments and Hedging Activities" for further details.
(2)The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.
(3)As of March 31, 2021, we had $54.2 million in bank overdrafts and $90.3 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $36.1 million. As of December 31, 2020, we had $11.0 million in bank overdrafts and $103.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $92.7 million. We had total outstanding borrowings of $3.2 million and $3.0 million under our two JPY facilities as of March 31, 2021 and December 31, 2020, respectively. In addition, we have USD, CAD and GBP overdraft facilities under which we had no outstanding borrowings as of March 31, 2021 or December 31, 2020.

Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2021 and December 31, 2020, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $8.6 billion and $9.1 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024 that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this facility from time to time to leverage cash needs including debt repayments. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of March 31, 2021 or December 31, 2020.
In addition, Molson Coors Brewing Company (UK) Limited (“MCBC U.K.”), a subsidiary of MCBC that operates and manages the Company’s business in the U.K., maintained a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that were eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program (the “CCFF Program”) in an aggregate principal amount up to GBP 300 million, subject to certain conditions. The CCFF Program was closed to new purchases as of March 23, 2021, and therefore is no longer a source of available liquidity for MCBC U.K.. As of both March 31, 2021 and December 31, 2020, we had no borrowings outstanding under the CCFF Program.
Debt Covenants
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, the maximum leverage ratio, as defined by our revolving credit facility agreement as of March 31, 2021 is 5.25x net debt to EBITDA. As of March 31, 2021, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2021 rank pari-passu.

9. Inventories

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Finished goods	$305.9	$266.7
Work in process	80.1	72.7
Raw materials	261.4	242.2
Packaging materials	99.0	82.7
Inventories, net	$746.4	$664.3

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2020	$(539.5)	$(173.9)	$(397.7)	$(56.7)	$(1,167.8)
Foreign currency translation adjustments	(32.9)	—	—	—	(32.9)
Reclassification of cumulative translation adjustment to income (loss)(1)	7.5	—	—	—	7.5
Gain (loss) on net investment hedges	54.1	—	—	—	54.1
Unrealized gain (loss) on derivative instruments	—	137.2	—	—	137.2
Reclassification of derivative (gain) loss to income (loss)	—	1.6	—	—	1.6
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	—	—	0.4	—	0.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	0.5	0.5
Tax benefit (expense)	(11.0)	(34.9)	—	(0.1)	(46.0)
As of March 31, 2021	$(521.8)	$(70.0)	$(397.3)	$(56.3)	$(1,045.4)
(1)    As a result of the sale of a disposal group within our India business, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within special items.
The reclassifications from AOCI to net income (loss) were immaterial for the three months ended March 31, 2021 and March 31, 2020.

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first quarter of 2021. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed considerably since December 31, 2020.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO Corp. ("HEXO") at a strike price of CAD 24.00 per share are estimated using the Black-Scholes option-pricing model.
The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2021 and December 31, 2020.

		Fair value measurements as of March 31, 2021
	As of March 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(11.2)	$—	$(11.2)	$—
Interest rate swaps	(82.4)	—	(82.4)	—
Foreign currency forwards	(6.1)	—	(6.1)	—
Commodity swaps	186.8	—	186.8	—
Warrants	0.6	—	0.6	—
Total	$87.7	$—	$87.7	$—

		Fair value measurements as of December 31, 2020
	As of December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(26.5)	$—	$(26.5)	$—
Interest rate swaps	(221.5)	—	(221.5)	—
Foreign currency forwards	(4.9)	—	(4.9)	—
Commodity swaps and options	65.2	—	65.2	—
Warrants	0.3	—	0.3	—
Total	$(187.4)	$—	$(187.4)	$—

As of March 31, 2021 and December 31, 2020, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2021 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, and our unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of March 31, 2021
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(11.2)
Interest rate swaps	$1,500.0	Other current assets	—	Accounts payable and other current liabilities	(26.2)
		Other non-current assets	—	Other liabilities	(56.2)
Foreign currency forwards	$187.8	Other current assets	0.1	Accounts payable and other current liabilities	(3.8)
		Other non-current assets	—	Other liabilities	(2.4)
Total derivatives designated as hedging instruments			$0.1		$(99.8)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$934.6	Other current assets	$110.0	Accounts payable and other current liabilities	$(5.6)
		Other non-current assets	83.4	Other liabilities	(1.0)
Commodity options(1)	$16.8	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$54.9	Other current assets	0.6	Accounts payable and other current liabilities	—
Total derivatives not designated as hedging instruments			$194.0		$(6.6)

	As of December 31, 2020
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(26.5)
Interest rate swaps	$1,500.0	Other non-current assets	—	Accounts payable and other current liabilities	(47.7)
				Other liabilities	(173.8)
Foreign currency forwards	$181.2	Other current assets	0.3	Accounts payable and other current liabilities	(3.0)
		Other non-current assets	—	Other liabilities	(2.2)
Total derivatives designated as hedging instruments			$0.3		$(253.2)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$918.9	Other current assets	$44.5	Accounts payable and other current liabilities	$(20.6)
		Other non-current assets	45.4	Other liabilities	(4.1)
Commodity options(1)	$16.8	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$54.2	Other non-current assets	0.3	Other liabilities	—
Total derivatives not designated as hedging instruments			$90.2		$(24.7)

(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020
(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$—	$—
Long-term debt	$—	$—	$3.0	$3.7
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.
The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended March 31, 2021
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$139.1	Interest income (expense), net	$(0.8)
Foreign currency forwards	(1.9)	Cost of goods sold	(0.9)
		Other income (expense), net	0.1
Total	$137.2		$(1.6)

Three Months Ended March 31, 2021
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$15.2	Interest income (expense), net	$—	Interest income (expense), net	$2.9
Total	$15.2		$—		$2.9

Three Months Ended March 31, 2021
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$38.9	Other income (expense), net	$—	Other income (expense), net	$—
Total	$38.9		$—		$—

Three Months Ended March 31, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(185.9)	Interest income (expense), net	$(0.7)
Foreign currency forwards	15.8	Cost of goods sold	1.0
		Other income (expense), net	(0.3)
Total	$(170.1)		$—

Three Months Ended March 31, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$13.0	Interest income (expense), net	$—	Interest income (expense), net	$5.7
Total	$13.0		$—		$5.7

Three Months Ended March 31, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$14.5	Other income (expense), net	$—	Other income (expense), net	$—
Total	$14.5		$—		$—
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
As of March 31, 2021, we expect our reclassification of AOCI into earnings related to cash flow hedges to be $7 million over the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of March 31, 2021 is approximately 4 years, as well as those related to our forecasted debt issuances in 2021, 2022, and 2026.

The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2021
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,167.4)	$1.4	$(65.3)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.8)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	(0.9)	0.1	—

Three Months Ended March 31, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,479.0)	$(4.8)	$(68.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	1.0	(0.3)	—

(1)    We had no outstanding fair value hedges during the first quarter of 2021 or 2020.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2021
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$127.9
Warrants	Other income (expense), net	0.3
Total		$128.2

Three Months Ended March 31, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	$(112.5)
Warrants	Other income (expense), net	(1.7)
Total		$(114.2)

The gains and losses recognized in income related to our commodity swaps are largely driven by changes in the respective commodity market prices, primarily in aluminum.

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $33.3 million and $17.9 million as of March 31, 2021 and December 31, 2020, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2021, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA" formerly known as MillerCoors LLC) alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial scheduled to begin on October 13, 2020 was continued by the court and has not yet been reset. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain officers (the “Individual Defendants”), and the Company as a nominal defendant. On May 14, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. On August 12, 2019, a third derivative complaint was filed in Colorado District Court by a purported stockholder. All three derivative complaints assert claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017. The complaints further allege that the Company lacked adequate internal controls over financial reporting. The third derivative complaint filed in August also alleges the Individual Defendants violated Sections 14(a) and 20(a) of the Exchange Act by issuing misleading statements in the Company’s proxy statement. The relief sought in the complaints include changes to the Company’s corporate governance procedures, unspecified damages, restitution, and attorneys’ fees, expert fees, other costs and such other relief as the court deems proper. All three derivative actions have been administratively closed. Relatedly, but in a different action, the United States District Court for the District of Colorado dismissed with prejudice on December 2, 2020 a putative class action complaint filed against the Company, Mark Hunter, and Tracey Joubert asserting largely the same allegations as those in the above mentioned purported derivative suits. No appeal was taken and that case is now fully resolved and closed. In the administratively closed purported derivative suits, a range of potential loss is not estimable at this time.
Regulatory Contingencies
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury's position that future claims will no longer be accepted, and we may be further unable to collect previously claimed, but not yet received, refunds. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. The U.S. Department of Treasury's motion to stay was denied pending appeal and they were ordered to pay on all claims under the accelerated payment program. As a result, we have collected approximately $49 million of previously filed claims through the first quarter of 2021, and have previously claimed, but not yet received, refunds of approximately $6 million recorded within other receivables, net on our unaudited condensed consolidated balance sheet as of March 31, 2021. On July 23, 2020, the U.S. Department of Treasury filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit. An opposition/response brief was filed on October 1, 2020 and final reply brief was submitted on December 11, 2020. The Federal Circuit Court of Appeals heard oral argument on March 1, 2021 and took the matter under advisement. We will continue to monitor this matter including our ability to collect the remainder of our previously claimed refunds, our potential liability to repay refunds received, as well our ability to claim ongoing refunds as the appeal process progresses.
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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2021 and December 31, 2020, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $45.4 million and $38.2 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we accrued $10.1 million and $7.7 million, in aggregate, as of March 31, 2021 and December 31, 2020, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $62.1 million, based on foreign exchange rates as of March 31, 2021. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2021.

13. Leases
Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 was as follows:

		As of
		March 31, 2021	December 31, 2020
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$131.7	$136.2
Current operating lease liabilities	Accounts payable and other current liabilities	$47.4	$47.1
Non-current operating lease liabilities	Other liabilities	101.3	106.4
Total operating lease liabilities		$148.7	$153.5

Finance Leases
Finance lease right-of-use assets	Properties, net	$61.9	$60.5
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$3.8	$4.1
Non-current finance lease liabilities	Long-term debt	61.2	59.9
Total finance lease liabilities		$65.0	$64.0

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and March 31, 2020 was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$13.4	$12.3
Operating cash flows from finance leases	$1.4	$0.9
Financing cash flows from finance leases	$0.5	$2.6
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7.8	$6.3
Finance leases	$1.5	$—

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("Annual Report"), as well as our unaudited condensed consolidated interim financial statements and the accompanying notes included in this report. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. Our reporting segments include North America and Europe. Our North America segment operates in the U.S., Canada and various countries in Latin and South America and our Europe segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific.
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
Executive Summary
For more than two centuries, we have been brewing beverages that unite people for all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Coors Seltzer, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce some of the most beloved and iconic beer brands ever made. While the company’s history is rooted in beer, Molson Coors offers a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused a shift in our production and shipments from the first quarter of 2021 to the balance of fiscal year 2021. In addition, we incurred certain incremental one-time costs of $2.0 million in the first quarter of 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries. We expect to incur additional incremental one-time costs related to the incident in the second quarter of 2021.
Coronavirus Global Pandemic
The coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020, starting at the end of the first quarter of 2020, and we expect it will continue to have a material impact on our financial results in 2021 and possibly beyond. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity and duration of the outbreak, roll out and efficacy of the vaccines, and actions by government authorities to contain the pandemic or treat its impact, among other things. We continue to actively monitor the ongoing evolution of the pandemic and resulting impacts to our business and have taken various mitigating actions in response to the impacts of the pandemic and to position our business for the long term.

Throughout the first quarter of 2021, certain governmental entities across Europe, particularly throughout the U.K., required that bars and restaurants close which continued to negatively impact the on-premise sales of our beverages. Certain countries in Europe are expected to slowly reopen in the second quarter of 2021. The impact of these lockdowns can be seen in our financial results during the three months ended March 31, 2021. In addition, during the first quarter of 2021, certain provinces of Canada, including the most populous provinces, continued to endure lockdowns pursuant to which bars and restaurants were required to close. While the United States has started to reopen, sales to restaurants and bars have not returned to pre-pandemic levels. Certain bars and restaurants continue to remain closed and others modified their hours or restricted capacity. Certain sporting events, festivals and other large public gatherings where our products are served have been canceled throughout North America and Europe or were heavily restricted, significantly decreasing attendance. See "Outlook" for additional details. Sales to on-premise customers tend to be higher margin than sales to off-premise (retail outlets) customers. The governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature will continue to impact on-premise traffic and, in turn, our business.
In order to support the challenges faced by our on-premise customers and retailers, and our overall commitment to quality, during the first quarter of 2020, we initiated voluntary temporary keg relief programs in many of our markets providing customers with reimbursements for untapped kegs that met certain established return requirements. As a result, our results for the three months ended March 31, 2020 included a reduction to net sales of $31.5 million for estimated reimbursements through our keg relief programs, as well as charges of $18.5 million within cost of goods sold related to obsolete finished goods keg inventories that were unable to be sold within our freshness specifications as a result of the ongoing on-premise impacts, as well as the estimated costs to facilitate the keg relief program. These keg return and inventory obsolescence charges were recognized primarily during the first quarter of 2020. See Part I—Item 1. Financial Statements, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional details.
As a result of the ongoing impacts of the pandemic, we continue to take various mitigating actions to offset some of the implications to our employees and communities, as well as the challenges to performance, while also ensuring liquidity and deleverage remain key priorities. In addition to actions already taken, additional actions may be necessary as the pandemic is prolonged. Such potential actions include, but are not limited to, drawing on our revolving line of credit facility, issuing additional commercial paper under our U.S. commercial paper program (see Part I—Item 1. Financial Statements, Note 8, "Debt" for further discussion of the facilities and our remaining capacity), further accessing the capital markets, reducing discretionary spending as well as capital expenditures and asset monetization.
In response to the global economic uncertainty created by the coronavirus pandemic, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares in May 2020. See "Liquidity and Capital Resources" for additional information regarding the impact of the global coronavirus pandemic on our liquidity. We also continue to monitor the impacts of the pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. In particular, given the length and severity of the impacts of the coronavirus pandemic on our Europe business, as well as the protracted recovery currently expected in certain on-premise markets, we recorded a goodwill impairment loss of $1,484.3 million in the fourth quarter of 2020. If the duration of the pandemic is prolonged and the severity of its impact continues or worsens, it could result in additional significant impairment losses. See Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for further details.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. The revitalization plan established Chicago, Illinois as our North American operational headquarters. We closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. As of January 1, 2020, we changed our name to Molson Coors Beverage Company and changed our management structure to two segments - North America and Europe. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and will continue to incur charges through fiscal year 2021. See Part I—Item 1. Financial Statements, Note 5, "Special Items" for further details.

Consolidated Results of Operations

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2021	March 31, 2020	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	16.217	18.428	(12.0)%
Net sales	$1,898.4	$2,102.8	(9.7)%
Net income (loss) attributable to MCBC	$84.1	$(117.0)	N/M
Net income (loss) attributable to MCBC per diluted share	$0.39	$(0.54)	N/M
N/M = Not meaningful
First Quarter 2021 Financial Highlights
Net sales of approximately $1.9 billion in the first quarter of 2021 decreased 9.7% from the prior year, primarily due to financial volume declines of 12.0% and negative channel and geographic mix as a result of the greater impact of the on-premise restrictions in the current year, particularly in the U.K. and Canada, partially offset by higher pricing in North America and Europe, positive U.S. brand mix, as well as the cycling of prior year estimated keg sales returns and reimbursements of $31.5 million related to the on-premise impacts resulting from the coronavirus pandemic. Financial volume declines were driven by decreased volume on a brand volume basis of 9.1% impacted by the coronavirus on-premise restrictions as well as the cycling of the March 2020 pantry loading, the March 2021 cybersecurity incident, which disrupted brewery operations including production and shipments and the winter storms in February 2021, which shut down our Fort Worth, TX brewery, partially offset by the cycling of the downtime associated with the Milwaukee brewery tragedy in the prior year.
During the first quarter of 2021, we recognized net income attributable to MCBC of $84.1 million compared to a net loss attributable to MCBC of $117.0 million in the prior year. The increase in net income attributable to MCBC was primarily due to favorable unrealized mark-to-market gains on our commodity positions of $121.5 million versus a loss of $99.1 million in the prior year, lower marketing, general and administrative ("MG&A") expenses, lower special charges of approximately $76 million, consisting of the cycling of prior year accelerated depreciation related to the sale of the Irwindale brewery and lower revitalization restructuring charges, cycling of prior year reduction to net sales of $31.5 million for estimated reimbursements through our keg relief programs and charges of $18.5 million within cost of goods sold related to obsolete finished goods keg inventories and estimated costs related to the keg relief programs, partially offset by the impact of lower financial volume, higher cost of goods sold inflation including higher transportation costs and higher tax expenses.
Regional financial highlights:
•In our North America segment, income before income taxes increased 89.2% to $144.2 million in the first quarter of 2021, compared to $76.2 million in the prior year primarily due to lower special charges, lower MG&A expense, cycling of the prior year reduction to net sales for reimbursements for estimated keg sales returns and finished goods obsolescence reserves and costs related to the keg relief program, higher net pricing in the U.S. and Canada, cost savings in cost of goods sold and positive brand mix in the U.S., partially offset by lower financial volume driven by continued on-premise restrictions from the coronavirus pandemic, as well as the March 2021 cybersecurity incident and February 2021 Fort Worth, TX brewery shutdown due to a winter storm and cost of goods sold inflation, including higher transportation costs. Lower MG&A expense was driven by lower marketing spend in areas impacted by the coronavirus pandemic, particularly sports and live entertainment events, as well as cost savings related to the revitalization plan, partially offset by increased marketing investment on innovation brands such as Coors Seltzer, Blue Moon LightSky, and Vizzy, and higher media spend behind Coors Light and Miller Lite.
•In our Europe segment, loss before income taxes increased to $89.4 million in the first quarter of 2021, compared to $76.8 million in the prior year primarily due to lower financial volumes driven by the on-premise closures and restrictions across Europe as a result of the coronavirus pandemic, particularly due to our U.K. business, which was closed the whole first quarter of 2021, and the impacts of unfavorable foreign currency, partially offset by the cycling of prior year reduction to net sales for estimated reimbursements for keg returns and finished goods obsolescence reserve and related costs related to the keg relief program, lower MG&A expense and lower specials charges.

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

	Three Months Ended
	March 31, 2021	March 31, 2020	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	16.217	18.428	(12.0)%
Less: Contract brewing, wholesaler and non-beer volume	(1.238)	(1.597)	(22.5)%
Add: Royalty volume	0.926	0.879	5.3%
Add: STW to STR adjustment	0.343	0.155	121.3%
Total worldwide brand volume	16.248	17.865	(9.1)%

Worldwide Brand Volume by Segment in hectoliters
North America	12.831	13.746	(6.7)%
Europe	3.417	4.119	(17.0)%
Total	16.248	17.865	(9.1)%
Our worldwide brand volume decreased 9.1% during the three months ended March 31, 2021, compared to the prior year and financial volume decreased 12.0% during the three months ended March 31, 2021, compared to the prior year. This reflects the impacts of the coronavirus pandemic and the greater impact in the current year of the on-premise restrictions in both North America and Europe, particularly in the U.K. and Canada as well as the cycling of March 2020 pantry loading at the onset of the coronavirus pandemic. Unfavorable shipment timing, particularly in the U.S., is attributed to the March 2021 cybersecurity incident and the winter storms in Texas that impacted our Fort Worth brewery in February 2021, partially offset by cycling Milwaukee brewery downtime associated with the Milwaukee brewery tragedy in the prior year.
Net Sales Drivers
For the three months ended March 31, 2021 versus March 31, 2020, by segment (in percentages):

	Financial Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(12.0)%	0.9%	1.4%	(9.7)%
North America	(9.4)%	3.1%	0.8%	(5.5)%
Europe	(22.0)%	(17.5)%	4.6%	(34.9)%

Income taxes

	Three Months Ended
	March 31, 2021	March 31, 2020
Effective tax rate	35%	27%

The increase in the effective tax rate during the first quarter of 2021 was primarily driven by an increase in net discrete tax expense. We recognized $18.1 million net discrete tax expense in the first quarter of 2021 versus $13.9 million net discrete tax benefit in the first quarter of 2020. In addition, jurisdictions with a higher income tax rate had proportionally higher pretax income in 2021 compared to prior year driving the effective tax rate higher.
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We will continue to monitor these regulations. The final hybrid regulations enacted in the prior year resulted in recognition of approximately $135 million of tax expense in April 2020. We currently estimate the impact of the finalized regulations could be cash tax outflows up to approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize cash outflows over time.
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
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for discussion regarding our effective tax rate.

Segment Results of Operations
North America Segment

	Three Months Ended
	March 31, 2021	March 31, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	13.102	14.456	(9.4)%
Sales(2)	$1,935.9	$2,055.0	(5.8)%
Excise taxes	(243.9)	(265.3)	(8.1)%
Net sales(2)	1,692.0	1,789.7	(5.5)%
Cost of goods sold(2)	(1,113.3)	(1,132.4)	(1.7)%
Gross profit	578.7	657.3	(12.0)%
Marketing, general and administrative expenses	(430.4)	(496.6)	(13.3)%
Special items, net(3)	(6.5)	(79.1)	(91.8)%
Operating income (loss)	141.8	81.6	73.8%
Interest income (expense), net	(0.3)	(1.0)	(70.0)%
Other income (expense), net	2.7	(4.4)	N/M
Income (loss) before income taxes	$144.2	$76.2	89.2%
N/M = Not meaningful
(1)Excludes royalty volume of 0.567 million hectoliters for the three months ended March 31, 2021, and excludes royalty volume of 0.515 million hectoliters for the three months ended March 31, 2020.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
In March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused a shift in our production and shipments from the first quarter of 2021 to the balance of fiscal year 2021.

In February 2021, a winter ice storm severely impacted the southern United States. In particular, local government authorities in Texas were forced to impose energy restrictions, causing the Fort Worth brewery to be offline which resulted in our inability to produce or ship product during the downtime.
We continue to monitor the coronavirus pandemic, which had a material adverse effect on our North America results of operations for fiscal year 2020, starting at the end of the first quarter of 2020, and we expect it will continue to have a material adverse effect on our results of operations in 2021. While we have begun to see some of the on-premise reopen, due to limitations and restrictions as well as consumer uncertainty, volume has not returned to pre-pandemic levels. Additionally, continuing governmental or societal impositions on bars and restaurants and restrictions on public gatherings including the growing risk of variants, the effectiveness and prompt distribution of vaccines and further shutdowns, specifically in certain populous provinces of Canada, will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity.
Our results for the three months ended March 31, 2020 include a reduction to net sales of $19.0 million and charges to cost of goods sold of $11.8 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts at the onset of the coronavirus pandemic.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. We recorded special charges related to the Irwindale brewery closure during the three months ended March 31, 2020 as further discussed in Part I—Item 1. Financial Statements, Note 5, "Special Items."
The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the first quarter of 2021. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
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

Foreign currency impact on results
During the three months ended March 31, 2021, foreign currency movements favorably impacted our income before income taxes by $0.2 million. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Brand volume decreased 6.7% for the three months ended March 31, 2021 compared to prior year, due to the greater impact of the on-premise restrictions in the current quarter, one less trading day in the U.S. versus the prior year and cycling March pantry loading in the prior year. Financial volume declined 9.4% for the three months ended March 31, 2021, compared to prior year, reflecting lower brand volume and unfavorable shipment timing in the U.S. attributed to the March 2021 cybersecurity incident and the February 2021 Fort Worth Texas brewery shutdown due to a winter storm, partially offset by cycling brewery downtime associated with the Milwaukee brewery tragedy in the prior year.
Net sales per hectoliter on a brand volume basis increased 2.4% in local currency for the three months ended March 31, 2021, compared to prior year, driven by net pricing increases in the U.S. and Canada, positive brand mix in the U.S. and cycling prior year estimated keg sales returns and reimbursements related to the on-premise impacts of the coronavirus pandemic, partially offset by negative package and channel mix in Canada attributed to the shift of volume from on-premise to off-premise, as well as negative geographic mix attributed to growing license volume in Latin America. Net sales per hectoliter on a financial volume basis increased 3.4% in local currency for the three months ended March 31, 2021 compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter for the three months ended March 31, 2021 increased 7.4% in local currency compared to prior year, driven by cost inflation, including higher transportation costs, and volume deleverage, partially offset by cost savings and cycling finished good obsolescence reserves and related costs recognized in the first quarter of 2020 resulting from the on-premise impacts of the coronavirus pandemic.
Marketing, general and administrative expenses
Marketing, general and administrative expenses for the three months ended March 31, 2021 decreased 13.3% compared to prior year, primarily driven by lower marketing spend in areas impacted by the coronavirus pandemic, such as sports and live entertainment events, as well as cost savings related to the revitalization plan, partially offset by increased marketing investment on innovation brands and higher media spend behind Coors Light and Miller Lite.
Other income (expense), net
The change in other income during the three months ended March 31, 2021 was primarily due to foreign currency transaction (gains) losses and the unrealized mark-to-market changes on our HEXO warrants.

Europe Segment

	Three Months Ended
	March 31, 2021	March 31, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	3.122	4.002	(22.0)%
Sales(2)	$320.7	$487.3	(34.2)%
Excise taxes	(113.8)	(169.7)	(32.9)%
Net sales(2)	206.9	317.6	(34.9)%
Cost of goods sold(2)	(176.1)	(252.0)	(30.1)%
Gross profit	30.8	65.6	(53.0)%
Marketing, general and administrative expenses	(112.5)	(133.1)	(15.5)%
Special items, net(3)	(4.4)	(7.5)	(41.3)%
Operating income (loss)	(86.1)	(75.0)	14.8%
Interest income (expense), net	(1.4)	(1.4)	—%
Other income (expense), net	(1.9)	(0.4)	N/M
Income (loss) before income taxes	$(89.4)	$(76.8)	16.4%
N/M = Not meaningful
(1)Excludes royalty volume of 0.359 million hectoliters for the three months ended March 31, 2021, and excludes royalty volume of 0.364 million hectoliters for the three months ended March 31, 2020.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I-Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which had a material adverse effect on our Europe results of operations in 2020 and we expect it will continue to have a material adverse effect on our Europe results of operations in 2021. In the fourth quarter of 2020, a new pandemic wave triggered new lockdowns with different levels of restrictions in Europe from one market to another and continued through the first quarter of 2021. The additional lockdowns, particularly in the U.K, had an adverse effect on on-premise sales during the first quarter and will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity until on premise locations reopen and all restrictions are lifted.
Our results for the three months ended March 31, 2020 include a reduction to net sales of $12.5 million and charges to cost of goods sold of $6.7 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items.
Foreign currency impact on results
Our Europe segment operates in numerous countries and each country's operations utilize distinct currencies. Foreign currency movements unfavorably impacted our loss before income taxes by $8.3 million for the three months ended March 31, 2021. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume decreased 17.0% for the three months ended March 31, 2021, as a result of the greater impact of the on-premise restrictions in the current year due to the coronavirus pandemic, especially in our U.K. business where the on-premise channel was closed for the entire first quarter of 2021. Financial volume declined 22.0% for the three months ended March 31, 2021 also as a result of the on-premise restrictions due to the coronavirus pandemic.
Net sales per hectoliter on a brand volume basis decreased 10.4% in local currency for the three months ended March 31, 2021, compared to prior year, driven by unfavorable geographic, channel and brand mix, particularly from our higher margin

U.K. business, where the on-premise channel was closed for the entire first quarter of 2021. This was partially offset by the cycling of prior year estimated kegs sales returns and reimbursements related to the on-premise impacts of the coronavirus pandemic and higher net pricing during the first quarter of 2021. Net sales per hectoliter on a financial volume basis decreased 22.4% in local currency for the three months ended March 31, 2021, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter decreased 16.8% in local currency for the three months ended March 31, 2021, versus the prior year, primarily due to changes in geographic and channel mix, the cycling of the estimated finished goods obsolescence reserves and costs recognized in the first quarter of 2020 resulting from the on-premise impacts of the coronavirus pandemic, as well as cost savings, partially offset by volume deleverage and cost inflation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses decreased 15.5% for the three months ended March 31, 2021, compared to prior year, primarily as a result of actions taken to mitigate the impacts associated with the coronavirus pandemic.
Unallocated

	Three Months Ended
	March 31, 2021	March 31, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%
Sales	$—	$—	—%
Excise taxes	—	—	—%
Net sales	—	—	—%
Cost of goods sold	121.5	(99.1)	N/M
Gross profit	121.5	(99.1)	N/M
Marketing, general and administrative expenses	—	—	—%
Special items, net	—	—	—%
Operating income (loss)	121.5	(99.1)	N/M
Interest income (expense), net	(63.6)	(66.5)	(4.4)%
Other pension and postretirement benefits (costs), net	13.0	7.5	73.3%
Other income (expense), net	0.6	—	N/M
Income (loss) before income taxes	$71.5	$(158.1)	N/M
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented within cost of goods sold in the table above for both the three months ended March 31, 2021 and March 31, 2020. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities" for further information.
Interest income (expense), net
Net interest expense decreased during the three months ended March 31, 2021 compared to the prior year, primarily driven by the repayment of debt as part of our deleveraging commitments. See Part I—Item 1. Financial Statements, Note 8, "Debt" for further details.
Other pension and postretirement benefit (costs), net
Other pension and postretirement benefits increased for the three months ended March 31, 2021 compared to the prior year primarily due to lower pension and postretirement non-service costs.

Liquidity and Capital Resources
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. However, the worldwide disruption caused by the coronavirus pandemic could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and continued declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report, and our long-term liquidity requirements. Additionally, in the second quarter of 2020, as part of our planned actions to mitigate liquidity considerations related to the coronavirus pandemic, we amended our $1.5 billion revolving credit facility to revise the leverage ratios under the financial maintenance covenant upwards for the six fiscal quarters beginning second quarter 2020 to consider the effects of the pandemic on our business. Separately we entered into the COVID Corporate Financing Facility commercial paper program in the U.K. allowing for an incremental borrowing capacity of up to GBP 300 million, subject to certain conditions. However, the COVID Corporate Financing Facility commercial paper program closed to new purchases as of March 23, 2021, and is no longer a source of liquidity for us.
We continue to focus on navigating the recent challenges presented by the coronavirus pandemic by preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Specifically, we have taken several actions and considered various potential actions that may be needed to meet short-term and mid-term liquidity needs and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, drawing on our $1.5 billion revolving credit facility, including issuing commercial paper under our U.S. commercial paper program (see Part I—Item 1. Financial Statements, Note 8, "Debt" regarding details of our current borrowings and remaining capacities under these programs), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization, and taking advantage of certain governmental programs such as furloughs in the U.K. and government relief and payment deferral programs, for example by the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), discussed below, and other such government-sponsored legislation and programs. In addition, we and our board of directors continue to actively evaluate various capital allocation considerations.
While we currently expect to have the necessary cash on hand to repay obligations when due, continued declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The coronavirus pandemic is ongoing, and because of its dynamic nature, including uncertainties relating to the ultimate spread of the virus, the duration of the pandemic, the duration of on-premise restrictions and closures and related prolonged weakening of economic or other negative conditions, and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all. However, in anticipation of these uncertainties, we entered into Amendment No. 2 to our $1.5 billion revolving credit facility on June 19, 2020. While the amendment did not increase our borrowing capacity or extend the term of the facility, it, among other things, (i) temporarily increased certain levels of the applicable rate by 25 basis points for the period beginning June 19, 2020 and ending on the last day of the fiscal quarter ending September 30, 2021, and (ii) revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit agreement.
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

Additionally, in response to the coronavirus pandemic, various governmental authorities globally have implemented relief programs which we continue to monitor and evaluate, such as the CARES Act in the U.S. Certain of these relief programs provide temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. Of the approximate $130 million of cash flow benefits recognized in 2020 from these temporary deferrals, the majority is expected to be paid in the second half of 2021.
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of March 31, 2021, approximately 55% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. However, we continue to assess the impact of the 2017 Tax Act and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future cash repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the on-going coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S..
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
Separately, as discussed in Part I - Item 1. Financial Statements, Note 6, "Income Tax", the U.S. Department of Treasury enacted final hybrid regulations in 2020, which resulted in additional income tax expense of approximately $135 million recognized during the second quarter of 2020. We currently estimate the impact of the finalized regulations could be cash tax outflows up to approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize any cash outflows.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II-Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash used in operating activities was $190.9 million for the three months ended March 31, 2021 compared to $18.1 million for the three months ended March 31, 2020. The increase in net cash used in operating activities of $172.8 million was primarily due to the unfavorable timing of working capital impacted by the timing of payments related to lower volumes, prior year non-income tax deferrals due to governmental relief programs related to the coronavirus pandemic and incentive payments.
Cash Flows from Investing Activities
Net cash used in investing activities of $84.6 million for the three months ended March 31, 2021 decreased by $135.4 million compared to the three months ended March 31, 2020, primarily due to lower capital expenditures and higher inflows from other investing activities, including the sale of the India disposal group. The decrease in capital expenditures resulted from the timing of capital projects.
Cash Flows from Financing Activities
Net cash provided by financing activities was $45.0 million for the three months ended March 31, 2021 compared to $398.7 million for the three months ended March 31, 2020. This decrease in the net cash provided by financing activities was primarily due to lower borrowings under our revolving credit facility and commercial paper program, partially offset by lower net debt repayments and lower dividend payments as a result of the suspension of our dividend.

Capital Resources
Cash and Cash Equivalents
As of March 31, 2021, we had total cash and cash equivalents of $532.7 million, compared to $770.1 million as of December 31, 2020 and $666.1 million as of March 31, 2020. The decrease in cash and cash equivalents from December 31, 2020 was primarily due to the net payments from operating activities and capital expenditures, partially offset by the proceeds related to the sale of our India disposal group. The decrease in cash and cash equivalents from March 31, 2020 was primarily due to the repayment of borrowings under our revolving credit facility and commercial paper program, debt repayments and capital expenditures, partially offset by proceeds from the sale of properties and other assets.
Borrowings
Notional amounts below are presented in USD based on the applicable exchange rate as of March 31, 2021. We have economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 to EUR denominated using cross currency swaps of $400 million. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2021
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of March 31, 2021 and December 31, 2020, we had $1.5 billion available to draw on our $1.5 billion revolving credit facility, as there were no outstanding revolving credit facility or commercial paper borrowings.
We intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper programs for liquidity as needed. We also have JPY, CAD, GBP and USD overdraft facilities as well as an additional JPY line of credit across several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets and restrictions on mergers, acquisitions and certain types of sale lease-back transactions. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio as of March 31, 2021 is 5.25x net debt to EBITDA with a 0.50x reduction to 4.75x net debt to EBITDA for the fiscal quarter ending June 30, 2021. The leverage ratio requirement as of the last day of the fiscal quarter ending September 30, 2021 is reduced by 0.25x to 4.50x net debt to EBITDA, with a further 0.50x reduction to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility. As of March 31, 2021 and December 31, 2020, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2021 rank pari-passu.
See Part I—Item 1. Financial Statements, Note 8, "Debt" for further discussion of our borrowings and available sources of borrowing, including lines of credit.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 3.5% senior notes due 2022 and 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016, MCBC issued its outstanding 2.1% senior notes due 2021, 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the

Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed on Exhibit 22 of our Annual Report (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
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
See Part I—Item 1. Financial Statements, Note 8, "Debt" for details of all debt issued and outstanding as of March 31, 2021.
The following summarized financial information relates to the Obligor Group as of March 31, 2021 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Three months ended
March 31, 2021
(in millions)
Net sales, out of which:	$1,674.6
Intercompany sales to non-guarantor subsidiaries	$4.0
Gross profit, out of which:	$687.0
Intercompany net costs from non-guarantor subsidiaries	$(93.8)

Net interest expense third parties	$(63.9)
Intercompany net interest income from non-guarantor subsidiaries	$29.0

Income before income taxes	$241.5
Net income	$171.9

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Total current assets, out of which:	$1,745.3	$1,662.5
Intercompany receivables from non-guarantor subsidiaries	$211.7	$184.4
Total noncurrent assets, out of which:	$25,380.7	$25,378.7
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$4,000.7	$3,962.2

Total current liabilities, out of which:	$2,801.8	$3,089.4
Current portion of long-term debt and short-term borrowings	$1,001.4	$1,001.4
Intercompany payables due to non-guarantor subsidiaries	$72.9	$72.3
Total noncurrent liabilities, out of which:	$13,995.5	$14,046.4
Long-term debt	$7,102.9	$7,129.8
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$4,171.0	$4,117.6

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

	Three Months Ended
	March 31, 2021	March 31, 2020
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.27	1.35
Euro (EUR)	0.83	0.90
British Pound (GBP)	0.73	0.80
Czech Koruna (CZK)	21.64	22.92
Croatian Kuna (HRK)	6.29	6.77
Serbian Dinar (RSD)	98.29	106.61
Romanian Leu (RON)	4.05	4.35
Bulgarian Lev (BGN)	1.62	1.77
Hungarian Forint (HUF)	299.96	306.74

	As of
	March 31, 2021	December 31, 2020
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.26	1.27
Euro (EUR)	0.85	0.82
British Pound (GBP)	0.73	0.73
Czech Koruna (CZK)	22.27	21.47
Croatian Kuna (HRK)	6.45	6.18
Serbian Dinar (RSD)	100.20	96.34
Romanian Leu (RON)	4.19	3.98
Bulgarian Lev (BGN)	1.67	1.60
Hungarian Forint (HUF)	308.63	296.94
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
Capital Expenditures
We incurred $47.6 million, and have paid $102.5 million, for capital improvement projects worldwide in the three months ended March 31, 2021 excluding capital spending by equity method joint ventures, representing a decrease of $124.2 million from the $171.8 million of capital expenditures incurred in the three months ended March 31, 2020. This decrease was primarily due to the timing of expenditures for capital projects. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
There were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2020, as reported in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments in our Annual Report. We continue to review and monitor our contractual obligations and commitments relative to the potential considerations resulting from the on-going coronavirus pandemic.
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
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of March 31, 2021, we did not have any other material off-balance sheet arrangements.
Outlook
While the first quarter of 2021 was a challenge with the February 2021 Texas winter storm, the March 2021 cybersecurity incident, and the continued government restrictions related to the pandemic, including those that shut down the entire on-premise channel in the U.K., we continued to strive to build on the strength of our iconic core brands, grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and communities. While uncertainty due to on-premise restrictions remains, we are making progress under the revitalization plan, and we continue to anticipate 2021 to be a year of both top-line growth and investment for the company.
We experienced delays and disruptions to our business, including brewery operations, production and shipments in the first quarter of 2021 as a result of the March 2021 cybersecurity incident. This incident caused a shift in our production and shipments from the first quarter of 2021 to the balance of fiscal year 2021. We also expect to incur additional incremental one-time costs related to the incident in the second quarter of 2021.
We have seen success in our response to the short-term impacts of the coronavirus pandemic, positioning ourselves to succeed in the medium- and long-term. The coronavirus pandemic continues to impact our business due to significantly reduced on-premise sales across all our geographies, disproportionately so in Europe, especially the U.K., as well as Canada, with on-premise location capacity restrictions and limits that have and we believe will continue to prevent sales from returning to pre-pandemic levels. We currently expect to continue to see on-premise sales lag behind pre-pandemic levels due to continued capacity restrictions, potential additional closures in the near term, uncertainty in the distribution and effectiveness of the vaccines, the evolution of additional variants of coronavirus and other limitations at on-premise locations. As a result, we currently expect to see a continued strength of our off-premise sales compared to pre-pandemic levels. However, as we have seen throughout the pandemic, the strong off-premise sale performance is not expected to completely offset the declines in on-premise sale performance.
We plan to build on the strength of our core brands, Coors Light and Miller Lite, by putting even more marketing behind these two iconic brands in 2021.
Our revitalization plan continues to deliver results as we grow our above premium portfolio and expand beyond the beer aisle. Blue Moon LightSky, which launched in the U.S. in February 2020 and was the top selling new beer in the United States in 2020 per Nielsen, continued its success in the first quarter of 2021. We successfully launched Topo Chico Hard Seltzer in select markets in early 2021. We have strong plans to accelerate marketing support behind Vizzy and Coors Seltzer, as well as expand both into Canada. We plan to continue to grow our share of the hard seltzer market with these newly launched, or to be launched, products working towards the most diversified hard seltzer portfolio in the industry. We also expect to have further growth opportunities in 2021 as we bring Yuengling brands west in the U.S. under our new joint venture, which will oversee any new market expansion outside Yuengling's current 22-state footprint and New England, beginning with plans to bring Yuengling to Texas in the fall of 2021. We launched the Three Fold hard seltzer brand in the U.K. and have plans to extend seltzers into Central Europe as well. We plan to build on the strategy to grow our above premium portfolio into the future.
We expect this expansion beyond beer to continue throughout 2021. In early 2021, we commenced the distribution in the U.S. of ready-to-drink La Colombe coffees, our new energy drink partnership with ZOA and our first entry into the fast-growing ready-to-drink cocktail space through an exclusive equity and distribution agreement with Superbird, an above premium blue agave tequila-based cocktail.
Our performance and agility in navigating the coronavirus pandemic, the March 2021 cybersecurity incident and the February 2021 Texas winter storm, and executing against our revitalization plan has proven meaningful, but we recognize there are still challenges ahead. We are mindful of the continued challenges and the uncertainty that remains and are focused on doing what is best not only in the near-term, but also positioning the business for medium- and long-term success.
Interest
We anticipate 2021 consolidated net interest expense of approximately $270 million, plus or minus 5%.
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
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2021, except as noted below. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the results of our 2020 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-

month basis, maturities of derivative financial instruments held on March 31, 2021, based on foreign exchange rates as of March 31, 2021, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$87.7	$63.3	$59.1	$—	$(34.7)
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	March 31, 2021	December 31, 2020
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(20.9)	$(20.5)
Foreign currency denominated debt	$(181.8)	$(190.4)
Cross currency swaps	$(41.3)	$(43.0)
Interest rate risk:
Debt	$(216.7)	$(219.7)
Forward starting interest rate swaps	$(152.3)	$(177.1)
Commodity price risk:
Commodity swaps	$(108.7)	$(96.0)
Equity price risk:
Warrants	$(0.2)	$(0.1)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our information systems have been, and may continue to be in the future, the target of cyber-attacks or other security breaches, which, if successful, could, among other things, cause a disruption to our operations, expose us to the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, generate a disruption in the continuity of our business applications and services, create an inability to access or rely upon critical business records, cause reputational damage, or impact the costs or ability to obtain adequate insurance coverage. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. A breach of our information systems, including the March 2021 cybersecurity incident disclosed in Part 1 - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, could subject us to litigation, including class action or derivative lawsuits, regulatory fines, and penalties, any of which could have a significant negative impact on our cash flows, competitive position, financial condition or results of operations. If our information systems suffer outages, we could experience delays and disruptions in our business, including brewery operations, production and shipments, such as those we experienced with the March 2021 cybersecurity incident. In addition, if our information systems suffer severe damage, disruption or shutdown, such as those we experienced with the March 2021 cybersecurity incident, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely invoice and collect payments from our customers. We have seen an increase in the number of such attacks recently as a large number of our employees are working remotely and accessing our technology infrastructure remotely as a result of the coronavirus pandemic. In addition, the March 2021 cybersecurity incident may embolden other individuals or groups to target our information systems and impact the costs or ability for us to obtain adequate insurance coverages moving forward. Further, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors.
We expend significant financial resources to protect against threats and cyber-attacks and may be required to further expend financial resources to alleviate problems caused by physical, electronic and cyber security breaches, including the potential for increased ongoing expenses related to the March 2021 cybersecurity incident and to address possible increased information system attacks as a result of the incident. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results. For example, we incurred certain incremental one-time costs of $2.0 million related to consultants, experts and data recovery efforts, net of insurance recoveries, related to the March 2021 cybersecurity incident.
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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed, furnished or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
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

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) April 29, 2021