Form 10-Q
period 2021-06-30
MOLSON COORS BEVERAGE CO
filed 2021-07-29
CIK 24545

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of July 22, 2021:
Class A Common Stock — 2,561,706 shares
Class B Common Stock — 200,572,269 shares
Exchangeable shares:
As of July 22, 2021, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,718,167 shares
Class B Exchangeable shares — 11,104,565 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales	$3,564.0	$3,029.8	$5,820.1	$5,567.6
Excise taxes	(624.6)	(526.4)	(982.3)	(961.4)
Net sales	2,939.4	2,503.4	4,837.8	4,606.2
Cost of goods sold	(1,667.9)	(1,456.6)	(2,835.3)	(2,935.6)
Gross profit	1,271.5	1,046.8	2,002.5	1,670.6
Marketing, general and administrative expenses	(681.7)	(524.5)	(1,224.6)	(1,154.2)
Special items, net	(9.0)	(64.3)	(19.9)	(150.9)
Operating income (loss)	580.8	458.0	758.0	365.5
Interest income (expense), net	(67.9)	(69.7)	(133.2)	(138.6)
Other pension and postretirement benefits (costs), net	13.0	7.6	26.0	15.1
Other income (expense), net	(3.3)	5.8	(1.9)	1.0
Income (loss) before income taxes	522.6	401.7	648.9	243.0
Income tax benefit (expense)	(132.3)	(204.5)	(176.6)	(161.2)
Net income (loss)	390.3	197.2	472.3	81.8
Net (income) loss attributable to noncontrolling interests	(1.7)	(2.2)	0.4	(3.8)
Net income (loss) attributable to Molson Coors Beverage Company	$388.6	$195.0	$472.7	$78.0

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$1.79	$0.90	$2.18	$0.36
Diluted	$1.79	$0.90	$2.17	$0.36

Weighted-average shares outstanding
Basic	217.1	216.9	217.1	216.8
Dilutive effect of share-based awards	0.5	0.1	0.4	0.2
Diluted	217.6	217.0	217.5	217.0

Anti-dilutive securities excluded from the computation of diluted EPS	1.3	2.3	1.5	2.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss) including noncontrolling interests	$390.3	$197.2	$472.3	$81.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	63.9	119.7	74.2	(253.8)
Reclassification of cumulative translation adjustment to income (loss)	—	—	7.5	—
Unrealized gain (loss) on derivative instruments	(59.5)	(0.7)	43.2	(128.6)
Reclassification of derivative (gain) loss to income (loss)	2.7	(1.1)	3.9	(1.1)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	0.2	(1.9)	0.6	(3.2)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.4	0.8	0.8	1.5
Total other comprehensive income (loss), net of tax	7.7	116.8	130.2	(385.2)
Comprehensive income (loss)	398.0	314.0	602.5	(303.4)
Comprehensive (income) loss attributable to noncontrolling interests	(2.1)	(3.3)	(0.1)	(2.0)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$395.9	$310.7	$602.4	$(305.4)
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,308.9	$770.1
Accounts receivable, net	932.3	558.0
Other receivables, net	154.4	129.1
Inventories, net	749.5	664.3
Other current assets, net	457.0	297.3
Total current assets	3,602.1	2,418.8
Properties, net	4,173.8	4,250.3
Goodwill	6,156.9	6,151.0
Other intangibles, net	13,498.3	13,556.1
Other assets	1,088.8	954.9
Total assets	$28,519.9	$27,331.1
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$3,366.8	$2,889.5
Current portion of long-term debt and short-term borrowings	1,525.1	1,020.1
Total current liabilities	4,891.9	3,909.6
Long-term debt	6,701.9	7,208.2
Pension and postretirement benefits	751.8	763.2
Deferred tax liabilities	2,585.8	2,381.6
Other liabilities	352.1	447.2
Total liabilities	15,283.5	14,709.8
Commitments and contingencies (Note 12)
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 210.0 shares and 209.8 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.3	102.3
Class B exchangeable shares, no par value (issued and outstanding: 11.1 shares and 11.1 shares, respectively)	417.8	417.8
Paid-in capital	6,955.2	6,937.8
Retained earnings	7,016.9	6,544.2
Accumulated other comprehensive income (loss)	(1,038.1)	(1,167.8)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	12,984.8	12,365.0
Noncontrolling interests	251.6	256.3
Total equity	13,236.4	12,621.3
Total liabilities and equity	$28,519.9	$27,331.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$472.3	$81.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	403.9	494.2
Amortization of debt issuance costs and discounts	3.1	4.0
Share-based compensation	16.5	11.8
(Gain) loss on sale or impairment of properties and other assets, net	2.5	7.7
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(222.7)	40.9
Income tax (benefit) expense	176.6	161.2
Income tax (paid) received	(58.0)	(16.7)
Interest expense, excluding interest amortization	131.2	136.0
Interest paid	(122.5)	(129.8)
Change in current assets and liabilities and other	(54.4)	268.8
Net cash provided by (used in) operating activities	748.5	1,059.9
Cash flows from investing activities
Additions to properties	(211.9)	(345.1)
Proceeds from sales of properties and other assets	3.2	3.0
Other	8.6	0.6
Net cash provided by (used in) investing activities	(200.1)	(341.5)
Cash flows from financing activities
Exercise of stock options under equity compensation plans	4.5	4.0
Dividends paid	(0.2)	(125.3)
Payments on debt and borrowings	(1.9)	(507.6)
Proceeds on debt and borrowings	—	1.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	1.4	199.8
Change in overdraft balances and other	(7.7)	(21.7)
Net cash provided by (used in) financing activities	(3.9)	(449.8)
Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	544.5	268.6
Effect of foreign exchange rate changes on cash and cash equivalents	(5.7)	(11.2)
Balance at beginning of year	770.1	523.4
Balance at end of period	$1,308.9	$780.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of March 31, 2020	$12,946.0	$—	$2.1	$102.5	$557.8	$6,780.7	$7,376.2	$(1,661.3)	$(471.4)	$259.4
Shares issued under equity compensation plan	(0.3)	—	—	—	—	(0.3)	—	—	—	—
Amortization of share-based compensation	5.9	—	—	—	—	5.9	—	—	—	—
Net income (loss) including noncontrolling interests	197.2	—	—	—	—	—	195.0	—	—	2.2
Other comprehensive income (loss), net of tax	116.8	—	—	—	—	—	—	115.7	—	1.1
Contributions from noncontrolling interests	5.4	—	—	—	—	—	—	—	—	5.4
Distributions and dividends to noncontrolling interests	(3.0)	—	—	—	—	—	—	—	—	(3.0)
As of June 30, 2020	$13,268.0	$—	$2.1	$102.5	$557.8	$6,786.3	$7,571.2	$(1,545.6)	$(471.4)	$265.1

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of March 31, 2021	$12,834.0	$—	$2.1	$102.3	$417.8	$6,947.1	$6,628.3	$(1,045.4)	$(471.4)	$253.2
Shares issued under equity compensation plan	(0.4)	—	—	—	—	(0.4)	—	—	—	—
Amortization of share-based compensation	8.2	—	—	—	—	8.2	—	—	—	—
Purchase of noncontrolling interest	0.1	—	—	—	—	0.3	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	390.3	—	—	—	—	—	388.6	—	—	1.7
Other comprehensive income (loss), net of tax	7.7	—	—	—	—	—	—	7.3	—	0.4
Contributions from noncontrolling interests	1.7	—	—	—	—	—	—	—	—	1.7
Distributions and dividends to noncontrolling interests	(5.2)	—	—	—	—	—	—	—	—	(5.2)
As of June 30, 2021	$13,236.4	$—	$2.1	$102.3	$417.8	$6,955.2	$7,016.9	$(1,038.1)	$(471.4)	$251.6

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Shares issued under equity compensation plan	0.9	—	—	—	—	0.9	—	—	—	—
Amortization of share-based compensation	11.8	—	—	—	—	11.8	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	81.8	—	—	—	—	—	78.0	—	—	3.8
Other comprehensive income (loss), net of tax	(385.2)	—	—	—	—	—	—	(383.4)	—	(1.8)
Contributions from noncontrolling interests	14.0	—	—	—	—	—	—	—	—	14.0
Distributions and dividends to noncontrolling interests	(4.5)	—	—	—	—	—	—	—	—	(4.5)
Dividends declared - $0.57 per share	(123.8)	—	—	—	—	—	(123.8)	—	—	—
As of June 30, 2020	$13,268.0	$—	$2.1	$102.5	$557.8	$6,786.3	$7,571.2	$(1,545.6)	$(471.4)	$265.1

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	16.5	—	—	—	—	16.5	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	0.3	—	—	—	(0.4)
Net income (loss) including noncontrolling interests	472.3	—	—	—	—	—	472.7	—	—	(0.4)
Other comprehensive income (loss), net of tax	130.2	—	—	—	—	—	—	129.7	—	0.5
Contributions from noncontrolling interests	1.7	—	—	—	—	—	—	—	—	1.7
Distributions and dividends to noncontrolling interests	(6.1)	—	—	—	—	—	—	—	—	(6.1)
As of June 30, 2021	$13,236.4	$—	$2.1	$102.3	$417.8	$6,955.2	$7,016.9	$(1,038.1)	$(471.4)	$251.6

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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced some delays and disruptions to our business, including brewery operations, production and shipments. This incident caused us to not produce or ship as much as we would have in the first quarter of 2021. During the second quarter of 2021, we made progress recovering from the incident with increased shipments and continue to expect to recover fully by the end of 2021. In addition, we incurred certain incremental net one-time costs of $2.7 million in the six months ended June 30, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.

Coronavirus Global Pandemic

Starting at the end of the first quarter of 2020, the coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020. In 2021, we have begun to see initial improvements in the marketplace related to the coronavirus global pandemic as on-premise locations begin to open around the world at varying degrees. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity and duration of the pandemic, including outbreaks of variants, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the pandemic and resulting impacts to our business.

During the three and six months ended June 30, 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which were negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. We committed to provide customers with reimbursements for untapped kegs that met certain established return requirements in conjunction with the voluntary programs. As a result, during the six months ended June 30, 2020, we recognized a reduction to net sales of $31.8 million, substantially all of which was recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the second quarter of 2020, reflecting estimated sales returns and reimbursements through these keg relief programs.

Further, during the six months ended June 30, 2020, we recognized charges of $16.8 million substantially all of which was recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the second quarter of 2020, within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the estimated costs to facilitate the above mentioned keg returns.

The actual duration of the coronavirus pandemic as a result of the evolution of variants, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants coupled with the severity of government-mandated closures or limitations at bars and restaurants as well as large events, could result in future charges due to incremental finished goods keg inventory becoming obsolete in future periods.

We continue to monitor the impacts on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated with any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020, our allowance for trade receivables was approximately $16 million and $18 million, respectively, and allowance activity was immaterial during the three and six months ended June 30, 2021.
In response to the onset of the coronavirus pandemic in 2020, various governmental authorities globally announced relief programs which among other items, provided temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. These temporary deferrals of approximately $130 million as of June 30, 2021 and December 31, 2020 were included within accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
We protected and supported our liquidity position in response to the global economic uncertainty created by the coronavirus pandemic. Beginning with the second quarter of 2020 through the second quarter of 2021, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares. A quarterly dividend was reinstated in the third quarter of 2021.
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
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $164.2 million and $135.4 million during the six months ended June 30, 2021 and June 30, 2020, respectively.
In June 2021, we rolled forward our July 2021 $250.0 million forward starting interest rate swap to May 2022 through a cashless settlement. The unrealized loss on the 2021 forward starting interest rate swap at the time of the transaction was factored into the effective interest rate assigned to the new May 2022 forward starting interest rate swap. See Note 11, "Derivative Instruments and Hedging Activities" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 13, "Leases," there was no other significant non-cash activity during the six months ended June 30, 2021 and June 30, 2020, respectively.
Share-Based Compensation
During the first half of 2021 and 2020, we granted stock options, RSUs and PSUs to certain officers and other eligible employees, and recognized share-based compensation expense of $8.2 million and $5.9 million during the three months ended June 30, 2021 and June 30, 2020, respectively, and $16.5 million and $11.8 million during the six months ended June 30, 2021 and June 30, 2020, respectively.

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
New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities upon issuance, March 12, 2020 through December 31, 2022. However, it is possible that LIBOR will become unavailable prior to that point. If LIBOR is not available, our financial contracts contain fallback provisions to determine the applicable replacement base rate. We anticipate managing the transition to an alternative rate using the language set out in our agreements and through potentially modifying the credit agreement governing our revolving credit facility. However, future market conditions may not allow immediate implementation of our desired modifications and we may incur significant costs in connection with doing so. We are currently evaluating the potential impact of this guidance on our financial statements.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales for the three and six months ended June 30, 2021 or June 30, 2020. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to North America segment sales to the Europe segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In millions)
North America	$2,422.4	$2,200.2	$4,114.4	$3,989.9
Europe	520.5	307.1	727.4	624.7
Inter-segment net sales eliminations	(3.5)	(3.9)	(4.0)	(8.4)
Consolidated net sales	$2,939.4	$2,503.4	$4,837.8	$4,606.2

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In millions)
North America	$428.2	$411.5	$572.4	$487.7
Europe	47.4	(11.0)	(42.0)	(87.8)
Unallocated	47.0	1.2	118.5	(156.9)
Consolidated income (loss) before income taxes	$522.6	$401.7	$648.9	$243.0
Income (loss) before income taxes includes the impact of special items. Refer to Note 5, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
North America	$24,312.1	$23,375.6
Europe	4,207.8	3,955.5
Consolidated total assets	$28,519.9	$27,331.1

4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of June 30, 2021 or December 31, 2020. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
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
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $46.8 million and $38.2 million recorded as of June 30, 2021 and December 31, 2020, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	June 30, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$207.5	$20.9	$239.3	$17.9
Other	$84.7	$19.2	$93.4	$18.0

5. Special Items
We incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we separately classified these charges (benefits) as special items.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In millions)
Employee-related charges
Restructuring	$3.7	$20.8	$7.3	$52.9
Impairments or asset abandonment charges
North America - Asset abandonment(1)	2.7	35.7	5.6	89.9
North America - Impairment losses(2)	—	7.6	—	7.6
Europe - Asset abandonment	2.6	0.2	4.7	0.5
Termination fees and other (gains) losses
North America	—	—	0.4	—
Europe(3)	—	—	1.9	—
Total Special items, net	$9.0	$64.3	$19.9	$150.9
(1)     In January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. Charges incurred in the three and six months ended June 30, 2021 were immaterial. Charges associated with the brewery closure for the three and six months ended June 30, 2020 totaled $40.3 million and $98.3 million, respectively, and primarily consisted of accelerated depreciation in excess of normal depreciation, as well as other closure costs including employee related costs.
In addition, during the three and six months ended June 30, 2021 and June 30, 2020 we incurred asset abandonment charges, primarily related to the accelerated depreciation in excess of normal depreciation as a result of the Montreal brewery closure, which is expected to occur in the second half of 2021.
(2)    During the three and six months ended June 30, 2020 we recognized an aggregate impairment loss of $7.6 million related to the closure of the office facility in Denver, Colorado, including our lease right-of-use asset, in light of the sublease market outlook during that same period as a result of the coronavirus pandemic. No further impairment was recorded in 2021 due to the signing of sublease agreements during the three months ended June 30, 2021.
(3)     During the six months ended June 30, 2021, we recognized termination fees and other losses of $1.9 million related to the sale of a disposal group within our India business which represented an insignificant part of our Europe segment. The loss includes the reclassification of the associated cumulative foreign currency translation adjustment losses from AOCI into special items, net at the time of sale. See Note 10, "Accumulated Other Comprehensive Income (Loss)" for further details.
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
In connection with the revitalization plan, we incurred and expect we may continue to incur cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities related to the consolidation activities and related organizational and personnel changes of the revitalization plan through 2021 which is expected to aggregate in the range of approximately $100 million to $120 million. During the three and six months ended June 30, 2021, we recognized severance and retention charges of $1.1 million and $2.6 million, respectively, and our remaining accrued restructuring balance related to the revitalization plan as of June 30, 2021 was approximately $10 million. During the three and six months ended June 30, 2020, we recognized severance and retention charges of $8.4 million and $31.1 million, respectively. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements.
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
The accrued restructuring balances as of June 30, 2021 represent expected future cash payments required to satisfy our remaining obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	North America	Europe	Total
	(In millions)
As of December 31, 2020	$24.5	$2.0	$26.5
Charges incurred	6.1	1.1	7.2
Payments made	(16.4)	(1.4)	(17.8)
Changes in estimates	0.2	(0.1)	0.1
Foreign currency and other adjustments	0.2	—	0.2
As of June 30, 2021	$14.6	$1.6	$16.2

	North America	Europe	Total
	(In millions)
As of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred	47.8	8.0	55.8
Payments made	(39.5)	(9.2)	(48.7)
Changes in estimates	(2.1)	(0.8)	(2.9)
Foreign currency and other adjustments	(0.5)	(0.1)	(0.6)
As of June 30, 2020	$48.3	$2.4	$50.7

6. Income Tax

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Effective tax rate	25%	51%	27%	66%

The decrease in the effective tax rate during the three and six months ended June 30, 2021 compared to the prior year was primarily due to a decrease in net discrete tax expense, partially offset by the effect of proportionally higher pretax income in jurisdictions with a higher tax rate. We recognized $38.5 million of net discrete tax expense through the second quarter of 2021 versus $121.7 million net discrete tax expense through the second quarter of 2020. The difference is primarily due to the $135 million discrete tax expense recognized in the second quarter of 2020, which was related to the enactment of the hybrid regulations as further discussed below.
During the second quarter of 2021, the U.K. government enacted, and royal assent was received for, legislation to increase the corporate income tax rate from 19% to 25%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $18 million in the second quarter of 2021.
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
Due to anticipated settlements and expected expiration of statutes of limitations, it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $250 million within the next 12 months.
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We will continue to monitor these regulations. The final hybrid regulations issued in April 2020 resulted in recognition of approximately $135 million of tax expense in the six months ended June 30, 2020. We currently estimate the impact of the final regulations to be cash tax outflows of approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize cash outflows over time.

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the North America segment are presented in the table below.

North America
Changes in Goodwill	(In millions)
Balance as of December 31, 2020	$6,151.0
Foreign currency translation	5.9
Balance as of June 30, 2021	$6,156.9
As of December 31, 2020, due to the goodwill impairment recorded in the fourth quarter of 2020, the Europe segment had no goodwill. The North America segment had goodwill as of June 30, 2021 and December 31, 2020 as presented in the table above.
The gross amount of goodwill totaled approximately $8.4 billion as of both June 30, 2021 and December 31, 2020. Accumulated impairment losses as of June 30, 2021 and December 31, 2020 totaled $2,276.0 million and $2,264.5 million, respectively, and are comprised of a full impairment taken on the Europe reporting unit and a partial impairment taken on the North America reporting unit as well as our historic India reporting unit, which was fully impaired in 2019.
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
We determined that there was no triggering event that occurred during the first half of 2021 that would indicate the carrying value of our goodwill was greater than its fair value.

Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of June 30, 2021:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,165.4	$(1,179.9)	$3,985.5
License agreements and distribution rights	15 - 20	208.9	(105.1)	103.8
Other	3 - 40	98.8	(29.5)	69.3
Intangible assets not subject to amortization:
Brands	Indefinite	8,216.1	—	8,216.1
Distribution networks	Indefinite	816.0	—	816.0
Other	Indefinite	307.6	—	307.6
Total		$14,812.8	$(1,314.5)	$13,498.3
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,128.4	$(1,070.6)	$4,057.8
License agreements and distribution rights	15 - 20	206.8	(99.5)	107.3
Other	3 - 40	109.1	(36.4)	72.7
Intangible assets not subject to amortization:
Brands	Indefinite	8,215.7	—	8,215.7
Distribution networks	Indefinite	795.0	—	795.0
Other	Indefinite	307.6	—	307.6
Total		$14,762.6	$(1,206.5)	$13,556.1
The changes in the gross carrying amounts of intangible assets from December 31, 2020 to June 30, 2021 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of June 30, 2021, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2021 - remaining	$108.8
2022	$213.5
2023	$212.6
2024	$210.9
2025	$210.8
Amortization expense of intangible assets was $54.8 million and $54.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $109.3 million and $109.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
As of the date of our annual impairment test of indefinite-lived intangible assets, performed as of October 1, 2020, the fair value of the indefinite-lived Miller, Coors and Carling brands and distribution networks were sufficiently in excess of their carrying values. We determined at the annual impairment testing date that the Staropramen indefinite-lived brand intangible asset in Europe was considered to be at risk of future impairment as a result of the coronavirus' impact on the on-premise business throughout Europe that commenced in 2020 and is continuing in 2021. No triggering events occurred during the first half of 2021 that would indicate the carrying value of these indefinite-lived assets was greater than their fair value.
We continuously monitor the performance of the underlying definite-lived intangible assets for potential triggering events suggesting an impairment review should be performed. While no triggering events have occurred in the first half of 2021, we continue to monitor the impacts of the coronavirus in our key markets and the potential implications that may have on the values of definite-lived intangible assets.
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
Overall Considerations
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as the related potential implications, as part of our annual and interim assessments and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the progress we are making against our revitalization plan, challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic that could significantly impact our immediate and long-range results. Additionally, we are monitoring the impacts the coronavirus pandemic has on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to the pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment. Separately, the Ontario government in Canada adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 12, "Commitments and Contingencies."
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment loss may need to be recorded in the future.

8. Debt
Debt Obligations

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Long-term debt:
CAD 500 million 2.84% notes due July 2023	$403.3	$392.9
CAD 500 million 3.44% notes due July 2026	403.3	392.9
$1.0 billion 2.1% notes due July 2021(1)	1,000.0	1,000.0
$500 million 3.5% notes due May 2022(2)	502.3	503.7
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024	948.6	977.3
Finance leases and other	100.2	97.8
Less: unamortized debt discounts and debt issuance costs	(47.2)	(50.3)
Total long-term debt (including current portion)	8,210.5	8,214.3
Less: current portion of long-term debt	(1,508.6)	(1,006.1)
Total long-term debt	$6,701.9	$7,208.2

Short-term borrowings(3)	$16.5	$14.0
Current portion of long-term debt	1,508.6	1,006.1
Current portion of long-term debt and short-term borrowings	$1,525.1	$1,020.1
(1)As of June 30, 2021, we had cross currency swaps associated with our $1.0 billion 2.1% senior notes due July 2021 in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we have economically converted a portion of these notes and associated interest to EUR denominated, which results in a EUR interest rate to be received of 0.71%. See Note 11, "Derivative Instruments and Hedging Activities" for further details. We repaid our $1.0 billion 2.1% notes at maturity on July 15, 2021 using a combination of commercial paper borrowings and cash on hand and also settled the associated cross currency swap.
(2)The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note.
(3)As of June 30, 2021, we had $12.5 million in bank overdrafts and $129.0 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $116.5 million. As of December 31, 2020, we had $11.0 million in bank overdrafts and $103.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $92.7 million. We had total outstanding borrowings of $4.0 million and $3.0 million under our two JPY facilities as of June 30, 2021 and December 31, 2020, respectively. In addition, we have USD, CAD and GBP overdraft facilities under which we had no outstanding borrowings as of June 30, 2021 or December 31, 2020.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of June 30, 2021 and December 31, 2020, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $8.9 billion and $9.1 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.

Revolving Credit Facility and Commercial Paper
We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024 that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this facility from time to time to leverage cash needs including debt repayments. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of June 30, 2021 or December 31, 2020.
Subsequent to June 30, 2021, we had net commercial paper borrowings of approximately $140 million, as of July 29, 2021. As such, as of July 29, 2021, we have approximately $1.4 billion available to draw on our total $1.5 billion revolving credit facility.
Debt Covenants
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, the maximum leverage ratio, as defined by our revolving credit facility agreement as of June 30, 2021 is 4.75x net debt to EBITDA. As of June 30, 2021, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2021 rank pari-passu.

9. Inventories

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Finished goods	$330.6	$266.7
Work in process	82.7	72.7
Raw materials	235.3	242.2
Packaging materials	100.9	82.7
Inventories, net	$749.5	$664.3

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2020	$(539.5)	$(173.9)	$(397.7)	$(56.7)	$(1,167.8)
Foreign currency translation adjustments	40.5	—	—	—	40.5
Reclassification of cumulative translation adjustment to income (loss)(1)	7.5	—	—	—	7.5
Gain (loss) on net investment hedges	37.4	—	—	—	37.4
Unrealized gain (loss) on derivative instruments	—	58.7	—	—	58.7
Reclassification of derivative (gain) loss to income (loss)	—	5.3	—	—	5.3
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	—	—	0.8	—	0.8
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	1.0	1.0
Tax benefit (expense)	(4.2)	(16.9)	(0.2)	(0.2)	(21.5)
As of June 30, 2021	$(458.3)	$(126.8)	$(397.1)	$(55.9)	$(1,038.1)
(1)    As a result of the sale of a disposal group within our India business, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within special items.

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first half of 2021. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since December 31, 2020.
Forward Starting Interest Rate Swaps
During the third quarter of 2018, we entered into forward starting interest rate swaps with a notional amount totaling $1.5 billion with termination dates of July 2021, May 2022 and July 2026. The swaps had effective dates mirroring the terms of the forecasted debt issuances. Under the agreements, we are required to early terminate these swaps at the time we expect to issue the related forecasted debt. We have designated these contracts as cash flow hedges. As a result, the unrealized mark-to-market gains or losses will be recorded to AOCI until termination at which point the realized gain or loss of these swaps at issuance of the hedged debt will be reclassified from AOCI and amortized to interest expense over the term of the hedged debt.
In June 2021, we early terminated our $250.0 million forward starting interest rate swap that was set to terminate in July 2021. This forward starting interest rate swap was rolled forward to May 2022 through a cashless settlement. The new May 2022 forward starting interest rate swap is incremental to our existing May 2022 forward starting interest rate swap that was executed in 2018, both of which are hedging our forecasted debt issuance expected to occur next year. At the time of the transaction, there was approximately $33.4 million of unrealized losses recorded in AOCI. Approximately $1.7 million was recorded to interest expense in the second quarter when it became probable that one of the forecasted interest payments originally hedged would not occur. The remaining $31.7 million will be amortized to interest expense throughout the term of the respective debt unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The new forward starting interest rate swap has an effective date of June 2021, with a termination date of May 2022 and an effective interest rate of approximately 3.22%.
Cash settlements related to interest rate contracts are generally classified as operating activities on the condensed consolidated statements of cash flows. However, due to an other-than-insignificant financing element in the May 2022 forward starting interest rate swap that was designated in June 2021, the cash flow related to this contract will be classified as financing activities.
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of June 30, 2021 and December 31, 2020.

		Fair value measurements as of June 30, 2021
	As of June 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(17.8)	$—	$(17.8)	$—
Interest rate swaps	(159.1)	—	(159.1)	—
Foreign currency forwards	(6.8)	—	(6.8)	—
Commodity swaps	288.7	—	288.7	—
Total	$105.0	$—	$105.0	$—

		Fair value measurements as of December 31, 2020
	As of December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(26.5)	$—	$(26.5)	$—
Interest rate swaps	(221.5)	—	(221.5)	—
Foreign currency forwards	(4.9)	—	(4.9)	—
Commodity swaps and options	65.2	—	65.2	—
Warrants	0.3	—	0.3	—
Total	$(187.4)	$—	$(187.4)	$—

As of June 30, 2021 and December 31, 2020, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the six months ended June 30, 2021 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of June 30, 2021
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(17.8)
Interest rate swaps	$1,500.0	Other current assets	—	Accounts payable and other current liabilities	(69.6)
		Other non-current assets	—	Other liabilities	(89.5)
Foreign currency forwards	$194.7	Other current assets	0.3	Accounts payable and other current liabilities	(5.1)
		Other non-current assets	0.3	Other liabilities	(2.3)
Total derivatives designated as hedging instruments			$0.6		$(184.3)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$817.6	Other current assets	$189.0	Accounts payable and other current liabilities	$(2.6)
		Other non-current assets	102.4	Other liabilities	(0.1)
Commodity options(1)	$16.8	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$55.7	Other current assets	—	Accounts payable and other current liabilities	—
Total derivatives not designated as hedging instruments			$291.4		$(2.7)

	As of December 31, 2020
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(26.5)
Interest rate swaps	$1,500.0	Other non-current assets	—	Accounts payable and other current liabilities	(47.7)
				Other liabilities	(173.8)
Foreign currency forwards	$181.2	Other current assets	0.3	Accounts payable and other current liabilities	(3.0)
		Other non-current assets	—	Other liabilities	(2.2)
Total derivatives designated as hedging instruments			$0.3		$(253.2)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$918.9	Other current assets	$44.5	Accounts payable and other current liabilities	$(20.6)
		Other non-current assets	45.4	Other liabilities	(4.1)
Commodity options(1)	$16.8	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$54.2	Other non-current assets	0.3	Other liabilities	—
Total derivatives not designated as hedging instruments			$90.2		$(24.7)

(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
Items Designated and Qualifying as Hedged Items in Fair Value Hedging Relationships in the Unaudited Condensed Consolidated Balance Sheets (in millions):

Line item in the balance sheet in which the hedged item is included	Carrying amount of the hedged assets/liabilities		Cumulative amount of fair value hedging adjustment(s) in the hedged assets/liabilities(1) Increase/(Decrease)
	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020
(In millions)
Current portion of long-term debt and short-term borrowings	$—	$—	$—	$—
Long-term debt	$—	$—	$2.3	$3.7
(1)    Entire balances relate to hedging adjustments on discontinued hedging relationships.
The Pretax Effect of Cash Flow Hedge and Net Investment Hedge Accounting on Accumulated Other Comprehensive Income (Loss) (in millions):

Three Months Ended June 30, 2021
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$(76.7)	Interest income (expense), net	$(2.4)
Foreign currency forwards	(1.8)	Cost of goods sold	(1.7)
		Other income (expense), net	0.4
Total	$(78.5)		$(3.7)

Three Months Ended June 30, 2021
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(6.5)	Interest income (expense), net	$—	Interest income (expense), net	$2.8
Total	$(6.5)		$—		$2.8

Three Months Ended June 30, 2021
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(10.2)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(10.2)		$—		$—

Three Months Ended June 30, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	$6.1	Interest income (expense), net	$(0.7)
Foreign currency forwards	(7.0)	Cost of goods sold	2.6
		Other income (expense), net	(0.5)
Total	$(0.9)		$1.4

Three Months Ended June 30, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$(7.8)	Interest income (expense), net	$—	Interest income (expense), net	$2.8
Total	$(7.8)		$—		$2.8

Three Months Ended June 30, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(16.2)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(16.2)		$—		$—

Six Months Ended June 30, 2021
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	62.4	Interest income (expense), net	(3.2)
Foreign currency forwards	(3.7)	Cost of goods sold	(2.6)
		Other income (expense), net	0.5
Total	$58.7		$(5.3)

Six Months Ended June 30, 2021
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$8.7	Interest income (expense), net	$—	Interest income (expense), net	$5.7
Total	$8.7		$—		$5.7

Six Months Ended June 30, 2021
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$28.7	Other income (expense), net	$—	Other income (expense), net	$—
Total	$28.7		$—		$—

Six Months Ended June 30, 2020
Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative
Forward starting interest rate swaps	(179.8)	Interest income (expense), net	(1.4)
Foreign currency forwards	8.8	Cost of goods sold	3.6
		Other income (expense), net	(0.8)
Total	$(171.0)		$1.4

Six Months Ended June 30, 2020
Derivatives in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)(1)
Cross currency swaps	$5.2	Interest income (expense), net	$—	Interest income (expense), net	$8.5
Total	$5.2		$—		$8.5

Six Months Ended June 30, 2020
Non-derivative financial instruments in net investment hedge relationships	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI on derivative	Location of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivative (amount excluded from effectiveness testing)
EUR 800 million notes due 2024	$(1.7)	Other income (expense), net	$—	Other income (expense), net	$—
Total	$(1.7)		$—		$—
(1) Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
As of June 30, 2021, we expect our reclassification of AOCI into earnings related to cash flow hedges to be approximately $8 million over the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of June 30, 2021 is approximately 4 years, as well as those related to our forecasted debt issuances in 2022 and 2026.
The Effect of Fair Value and Cash Flow Hedge Accounting on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2021
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,667.9)	$(3.3)	$(67.9)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(2.4)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	(1.7)	0.4	—

Three Months Ended June 30, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(1,456.6)	$5.8	$(69.7)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(0.7)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	2.6	(0.5)	—

Six Months Ended June 30, 2021
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(2,835.3)	$(1.9)	$(133.2)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(3.2)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	(2.6)	0.5	—

Six Months Ended June 30, 2020
	Location and amount of gain (loss) recognized in income on fair value and cash flow hedging relationships(1)
	Cost of goods sold	Other income (expense), net	Interest income (expense), net
Total amount of income and expense line items presented in the unaudited condensed consolidated statement of operations in which the effects of fair value or cash flow hedges are recorded	$(2,935.6)	$1.0	$(138.6)
Gain (loss) on cash flow hedging relationships:
Forward starting interest rate swaps
Amount of gain (loss) reclassified from AOCI into income	—	—	(1.4)
Foreign currency forwards
Amount of gain (loss) reclassified from AOCI into income	3.6	(0.8)	—
(1)    We had no outstanding fair value hedges during the first half of 2021 or 2020.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Three Months Ended June 30, 2021
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	137.2
Warrants	Other income (expense), net	(0.6)
Total		$136.6

Three Months Ended June 30, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	24.6
Warrants	Other income (expense), net	0.3
Total		$24.9

Six Months Ended June 30, 2021
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	265.1
Warrants	Other income (expense), net	(0.3)
Total		$264.8

Six Months Ended June 30, 2020
Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Commodity swaps	Cost of goods sold	(87.9)
Warrants	Other income (expense), net	(1.4)
Total		$(89.3)
The gains and losses recognized in income related to our commodity swaps are largely driven by changes in the respective commodity market prices.

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $15.7 million and $17.9 million as of June 30, 2021 and December 31, 2020, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2021, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA" formerly known as MillerCoors LLC) alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages in the amount of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial scheduled to begin on October 13, 2020 was continued by the court and has now been reset to begin on November 8, 2021. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain officers (the “Individual Defendants”), and the Company as a nominal defendant. On May 14, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. On August 12, 2019, a third derivative complaint was filed in Colorado District Court by a purported stockholder. All three derivative complaints assert claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017. The complaints further allege that the Company lacked adequate internal controls over financial reporting. The third derivative complaint filed in August also alleges the Individual Defendants violated Sections 14(a) and 20(a) of the Exchange Act by issuing misleading statements in the Company’s proxy statement. The relief sought in the complaints include changes to the Company’s corporate governance procedures, unspecified damages, restitution, and attorneys’ fees, expert fees, other costs and such other relief as the court deems proper. All three derivative actions have been administratively closed and stayed. The Schmier derivative case was dismissed on June 3, 2021 and the Murr derivative case was dismissed on June 28, 2021. Plaintiffs in the lone remaining derivative case, Fong, filed a motion to dismiss that case on June 25, 2021. The court has not yet ruled on that motion. Relatedly, but in a different action, the United States District Court for the District of Colorado dismissed with prejudice on December 2, 2020 a putative class action complaint filed against the Company, Mark Hunter, and Tracey Joubert asserting largely the same allegations as those in the above mentioned purported derivative suits. No appeal was taken and that case is now fully resolved and closed. In the lone remaining administratively closed purported derivative suit, a range of potential loss is not estimable at this time.

Regulatory Contingencies
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury's position that future claims will no longer be accepted, and we may be further unable to collect previously claimed, but not yet received, refunds. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. The U.S. Department of Treasury's motion to stay was denied pending appeal and they were ordered to pay on all claims under the accelerated payment program. As a result, we have collected approximately $51 million of previously filed claims through the second quarter of 2021, and have previously claimed, but not yet received, refunds of approximately $8 million recorded within other receivables, net on our unaudited condensed consolidated balance sheet as of June 30, 2021. On July 23, 2020, the U.S. Department of Treasury filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit. An opposition/response brief was filed on October 1, 2020 and final reply brief was submitted on December 11, 2020. The Federal Circuit Court of Appeals heard oral argument on March 1, 2021 and took the matter under advisement. We will continue to monitor this matter including our ability to collect the remainder of our previously claimed refunds, our potential liability to repay refunds received, as well our ability to claim ongoing refunds as the appeal process progresses.
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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2021 and December 31, 2020, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $46.8 million and $38.2 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we accrued $11.5 million and $7.7 million, in aggregate, as of June 30, 2021 and December 31, 2020, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $70.4 million, based on foreign exchange rates as of June 30, 2021. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first half of 2021.

13. Leases
Supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 was as follows:

		As of
		June 30, 2021	December 31, 2020
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$133.9	$136.2
Current operating lease liabilities	Accounts payable and other current liabilities	$48.1	$47.1
Non-current operating lease liabilities	Other liabilities	101.5	106.4
Total operating lease liabilities		$149.6	$153.5

Finance Leases
Finance lease right-of-use assets	Properties, net	$63.2	$60.5
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$4.1	$4.1
Non-current finance lease liabilities	Long-term debt	62.6	59.9
Total finance lease liabilities		$66.7	$64.0

Supplemental cash flow information related to leases for the six months ended June 30, 2021 and June 30, 2020 was as follows

	Six Months Ended
	June 30, 2021	June 30, 2020
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	28.0	25.7
Operating cash flows from finance leases	2.4	1.9
Financing cash flows from finance leases	1.3	3.1
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	21.6	12.0
Finance leases	3.7	—

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
Executive Summary
For over two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce many beloved and iconic beer brands. While the company’s history is rooted in beer, Molson Coors offers a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused a shift in our production and shipments from the first quarter of 2021 to the balance of fiscal year 2021. During the second quarter of 2021, we made progress recovering from the incident with increased shipments and continue to expect to recover fully by the end of 2021. In addition, we incurred certain incremental net one-time costs of $2.7 million in the six months ended June 30, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.
Coronavirus Global Pandemic
Starting at the end of the first quarter of 2020, the coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020. In 2021, we have begun to see improvements in the marketplace related to the coronavirus global pandemic as on-premise locations begin to open across the world, including in the U.S. which led to a shift in revenue from off-premise to on-premise during the second quarter of 2021. The extent to which our operations will continue to be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the severity and duration of the pandemic, including outbreaks of variants, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the pandemic and resulting impacts to our business.

Despite the improvements in re-openings of on-premise locations, closures and openings with restrictions impacted the financial results during the three and six months ended June 30, 2021. Certain governmental entities across Europe, particularly throughout the U.K., required that bars and restaurants close during the first quarter of 2021 which continued to negatively impact the on-premise sales of our beverages. Certain countries in Europe slowly started to reopen in the second quarter of 2021 with a partial re-opening with restrictions in the U.K. In addition, during the first quarter of 2021 and second quarter of 2021, certain provinces of Canada, including the most populous provinces, continued to endure lockdowns pursuant to which bars and restaurants were required to close. Throughout the first six months of 2021, while the U.S. started to reopen, sales to restaurants and bars have not returned to pre-pandemic levels because certain bars and restaurants remain closed, have modified hours or restricted capacity. Certain sporting events, festivals and other large public gatherings where our products are served have started to return with reduced capacities or other restrictions and other events have been postponed. See "Outlook" for additional details. Sales to on-premise customers tend to be higher margin than sales to off-premise (retail outlets) customers. Throughout the world, any governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature will continue to impact on-premise traffic and, in turn, our business.
During the three and six months ended June 30, 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which were negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. We committed to provide customers with reimbursements for untapped kegs that met certain established return requirements in conjunction with the voluntary programs. As a result, during the six months ended June 30, 2020, we recognized a reduction to net sales of $31.8 million, substantially all of which was recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the second quarter of 2020, reflecting estimated sales returns and reimbursements through these keg relief programs.
Further, during the six months ended June 30, 2020, we recognized charges of $16.8 million substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates during the second quarter of 2020, within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the estimated costs to facilitate the above mentioned keg returns. See Part I—Item 1. Financial Statements, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional details.
As a result of the ongoing impacts of the pandemic, we continue to take various mitigating actions to offset some of the implications to our employees and communities, as well as the challenges to performance, while also ensuring liquidity and deleverage remain key priorities. We continue to monitor the pandemic and will take additional actions as necessary if the pandemic takes a negative turn. Such potential actions may include, but are not limited to, drawing on our revolving line of credit facility, issuing additional commercial paper under our U.S. commercial paper program (see Part I—Item 1. Financial Statements, Note 8, "Debt" for further discussion of the facilities and our remaining capacity), further accessing the capital markets, reducing discretionary spending as well as capital expenditures and asset monetization.
In response to the global economic uncertainty created by the coronavirus pandemic, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares in May 2020. In the third quarter of 2021, a quarterly dividend was reinstated. See "Liquidity and Capital Resources" for additional information regarding the impact of the global coronavirus pandemic on our liquidity. While we are encouraged by the improvements through the second quarter of 2021, we continue to monitor the impacts of the pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. Given the length and severity of the impacts of the coronavirus pandemic on our Europe business, as well as the protracted recovery expected in certain on-premise markets, we recorded a goodwill impairment loss of $1,484.3 million in the fourth quarter of 2020. If the duration of the pandemic is prolonged and the severity of its impact worsens, it could result in additional significant impairment losses. See Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for further detail as well as Part I - Item 1A. "Risk Factors" in our Annual Report.
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

Consolidated Results of Operations

The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% change	June 30, 2021	June 30, 2020	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	23.823	22.586	5.5%	40.040	41.014	(2.4)%
Net sales	$2,939.4	$2,503.4	17.4%	$4,837.8	$4,606.2	5.0%
Net income (loss) attributable to MCBC	$388.6	$195.0	99.3%	$472.7	$78.0	N/M
Net income (loss) attributable to MCBC per diluted share	$1.79	$0.90	98.9%	$2.17	$0.36	N/M
N/M = Not meaningful
Second Quarter 2021 Financial Highlights
Net sales of approximately $2.9 billion in the second quarter of 2021 increased 17.4% from the prior year, primarily due to higher financial volumes, favorable brand and channel mix as well as positive pricing. Financial volume growth of 5.5% was primarily due to improved brand volume growth, particularly in Europe as a result of an increase in on-premise re-openings, as well as favorable shipment timing in the U.S., higher contract brewing and wholesaler volumes. Improved brand volume growth, particularly in Europe, was due to on-premise re-openings, higher above premium and core brand volumes, partially offset by lower economy brand volumes.

During the second quarter of 2021, we recognized net income attributable to MCBC of $388.6 million compared to $195.0 million in the prior year. The increase was primarily due to higher financial volumes, favorable net pricing, positive brand and channel mix, lower tax expense, lower special items charges, as well as favorable unrealized gains in our mark-to-market commodity positions, partially offset by higher marketing, general and administrative ("MG&A") expense and higher cost of goods sold inflation, including higher transportation, brewery and packaging material costs.
Regional financial highlights:
•In our North America segment, income before income taxes increased 4.1% to $428.2 million in the second quarter of 2021, compared to $411.5 million in the prior year primarily due to net pricing increases, lower special items charges, favorable brand mix in the U.S., cost savings in cost of goods sold, higher financial volumes and the cycling of prior year charges for temporary "thank you" pay for certain essential North America brewery employees, partially offset by higher MG&A expense and inflation within cost of goods sold, including higher transportation, brewery and packaging material costs, increased inventory obsolescence, as well as the cycling of favorable prior year resolution of a property tax appeal for the Golden, Colorado brewery. The higher MG&A expense reflects increased marketing investment on innovation brands as well as the cycling of lower spending in the prior year in areas impacted by the coronavirus pandemic.
•In our Europe segment, income before income taxes increased to $47.4 million in the second quarter of 2021, compared to a loss of $11.0 million in the prior year primarily due to higher financial volumes as a result of progressive re-opening of the on-premise channel during the quarter compared to greater restrictions in the same period of the prior year, favorable channel, geographic and brand mix, positive pricing and the impacts of favorable foreign currency, partially offset by higher MG&A expenses due to lower spend in the prior year driven by cost mitigation efforts as a result of the impact of the coronavirus pandemic and higher special items charges.
See "Results of Operations" below for further analysis of our segment results.
Worldwide Brand and Financial Volume
Worldwide brand volume (or "brand volume" when discussed by segment) reflects owned or actively managed brands sold to unrelated external customers within our geographic markets, net of returns and allowances, royalty volume and an adjustment from STWs to STRs calculated consistently with MCBC owned volume. Contract brewing and wholesaler volume is removed from worldwide brand volume as this is non-owned volume for which we do not directly control performance. We believe this definition of worldwide brand volume more closely aligns with how we measure the performance of our owned brands within the markets in which they are sold. Financial volume represents owned brands sold to unrelated external customers within our geographical markets, net of returns and allowances as well as contract brewing, wholesale non-owned brand volume and company-owned distribution volume. Royalty volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements and because this is owned volume, it is included in worldwide brand volume. The adjustment from STWs to STRs provides the closest indication of the performance of our owned brands in relation to market and competitor sales trends, as it reflects sales volume one step closer to the end consumer and generally means sales from our wholesalers or our company to retailers.

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% change	June 30, 2021	June 30, 2020	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	23.823	22.586	5.5%	40.040	41.014	(2.4)%
Less: Contract brewing and wholesaler volume	(1.833)	(1.566)	17.0%	(3.071)	(3.163)	(2.9)%
Add: Royalty volume	1.124	0.673	67.0%	2.050	1.552	32.1%
Add: STW to STR adjustment	(0.983)	(0.218)	N/M	(0.640)	(0.063)	N/M
Total worldwide brand volume	22.131	21.475	3.1%	38.379	39.340	(2.4)%

Worldwide Brand Volume by Segment in hectoliters
North America	15.986	16.151	(1.0)%	28.817	29.897	(3.6)%
Europe	6.145	5.324	15.4%	9.562	9.443	1.3%
Total	22.131	21.475	3.1%	38.379	39.340	(2.4)%

Our worldwide brand volume increased 3.1% for the three months ended June 30, 2021 and decreased 2.4% for the six months ended June 30, 2021, respectively, compared to prior year. Financial volume increased 5.5% for the three months ended June 30, 2021 and decreased 2.4% for the six months ended June 30, 2021, respectively, compared to prior year. The growth in the three months ended June 30, 2021 was primarily due to the increase in re-openings of the on-premise channel, particularly in our Europe segment as well as favorable shipment timing. The decline for the six months ended June 30, 2021 was primarily due to the impacts of the coronavirus pandemic which had a greater impact in the 2021 first quarter due to on-premise restrictions in both North America and Europe, particularly in the U.K. and Canada as well as the cycling of the March 2020 pantry loading at the onset of the coronavirus pandemic.

Net Sales Drivers

For the three months ended June 30, 2021 versus June 30, 2020, by segment (in percentages):

	Financial Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	5.5%	8.2%	3.7%	17.4%
North America	1.9%	6.4%	1.8%	10.1%
Europe	17.8%	34.5%	17.2%	69.5%

For the six months ended June 30, 2021 versus June 30, 2020, by segment (in percentages):

	Financial Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(2.4)%	4.7%	2.7%	5.0%
North America	(3.2)%	5.0%	1.3%	3.1%
Europe	—%	5.7%	10.7%	16.4%

Income taxes

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Effective tax rate	25%	51%	27%	66%

The decrease in the effective tax rate during the three and six months ended June 30, 2021 compared to the prior year was primarily due to a decrease in net discrete tax expense, partially offset by the effect of proportionally higher pretax income in jurisdictions with a higher tax rate. We recognized $38.5 million net discrete tax expense through second quarter of 2021 versus $121.7 million net discrete tax expense through second quarter of 2020. The difference is primarily due to the $135 million discrete tax expense recognized in the second quarter of 2020, which was related to the enactment of the hybrid regulations as further discussed below.
During the second quarter of 2021, the U.K. government enacted, and royal assent was received for, legislation to increase the corporate income tax rate from 19% to 25%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $18 million in second quarter of 2021.
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
Due to anticipated settlements and expected expiration of statutes of limitations, it is reasonably possible that the amount of unrecognized tax benefits may decrease by approximately $250 million within the next 12 months.
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. We will continue to monitor these regulations. The final hybrid regulations issued in April 2020 resulted in recognition of approximately $135 million of tax expense in the six months ended June 30, 2020. We currently estimate the impact of the final regulations to be cash tax outflows of approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize cash outflows over time.
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for discussion regarding our effective tax rate.

Segment Results of Operations
North America Segment

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% change	June 30, 2021	June 30, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	17.986	17.648	1.9%	31.088	32.104	(3.2)%
Sales(2)	$2,775.7	$2,548.8	8.9%	$4,711.6	$4,603.8	2.3%
Excise taxes	(353.3)	(348.6)	1.3%	(597.2)	(613.9)	(2.7)%
Net sales(2)	2,422.4	2,200.2	10.1%	4,114.4	3,989.9	3.1%
Cost of goods sold(2)	(1,448.6)	(1,302.0)	11.3%	(2,561.9)	(2,434.4)	5.2%
Gross profit	973.8	898.2	8.4%	1,552.5	1,555.5	(0.2)%
Marketing, general and administrative expenses	(537.8)	(425.2)	26.5%	(968.2)	(921.8)	5.0%
Special items, net(3)	(5.8)	(64.1)	(91.0)%	(12.3)	(143.2)	(91.4)%
Operating income (loss)	430.2	408.9	5.2%	572.0	490.5	16.6%
Interest income (expense), net	(0.4)	(0.7)	(42.9)%	(0.7)	(1.7)	(58.8)%
Other income (expense), net	(1.6)	3.3	N/M	1.1	(1.1)	N/M
Income (loss) before income taxes	$428.2	$411.5	4.1%	$572.4	$487.7	17.4%
N/M = Not meaningful
(1)Excludes royalty volume of 0.585 million hectoliters and 1.152 million hectoliters for the three and six months ended June 30, 2021, respectively, and excludes royalty volume of 0.288 million hectoliters and 0.803 million hectoliters for the three and six months ended June 30, 2020, respectively.
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
We continue to monitor the coronavirus pandemic, which had a material adverse effect on our North America results of operations for fiscal year 2020, starting at the end of the first quarter of 2020, and we expect it will continue to have a material adverse effect on our results of operations in 2021. While we have begun to see the on-premise reopen, due to limitations and restrictions as well as consumer uncertainty, volume has not returned to pre-pandemic levels. Additionally, continuing governmental or societal impositions on bars and restaurants and restrictions on public gatherings including the growing risk of variants, the rate of vaccination, the effectiveness and prompt distribution of vaccines and further shutdowns, specifically in certain populous provinces of Canada, will continue to have adverse effects on on-premise traffic and, in turn, our business performance, cash flows and liquidity.
Our results for the six months ended June 30, 2020 included a reduction to net sales of $19.6 million and charges to cost of goods sold of $12.2 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts at the onset of the coronavirus pandemic. These charges were primarily recognized during the first quarter of 2020, with immaterial adjustments for changes in estimates recognized in the second quarter of 2020. We also recognized charges to cost of goods sold of $15.5 million related to temporary "thank you" pay for certain essential North America brewery employees during the three months ended June 30, 2020.

As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and will continue to incur severance and other employee-related costs as special items through the end of 2021.
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. We recorded special charges related to the Irwindale brewery closure during the six months ended June 30, 2020 as further discussed in Part I—Item 1. Financial Statements, Note 5, "Special Items."
The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the first half of 2021. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.
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
Foreign currency impact on results
During the three and six months ended June 30, 2021, foreign currency movements favorably impacted our income (loss) before income taxes by $0.7 million and $0.9 million, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Brand volume decreased 1.0% and 3.6% for the three and six months ended June 30, 2021, respectively, compared to prior year. The decrease in brand volume was primarily due to lower economy brand volumes in the U.S. and declines in Canada, partially offset by growth in both the Latin America and the U.S. above premium portfolio. Financial volume increased 1.9% for the three months ended June 30, 2021 and decreased 3.2% for the six months ended June 30, 2021, compared to prior year. The increase in the three months ended June 30, 2021 was driven by favorable shipment timing in the U.S. and strong volume performance in Latin America. The decrease in the six months ended June 30, 2021 was reflective of the lower brand volume and lower U.S. shipments attributed to the March 2021 cybersecurity incident and the February 2021 Fort Worth, Texas brewery shutdown due to a winter storm, partially offset by favorable U.S. shipment timing in the second quarter of 2021.
Net sales per hectoliter on a brand volume basis in local currency increased 4.7% and 3.8% for the three and six months ended June 30, 2021, respectively, compared to prior year. The increase in the three months ended June 30, 2021 was primarily due to positive brand mix in the U.S. and net pricing increases in the U.S. and Canada, partially offset by unfavorable geographic mix attributed to growing license volume in Latin America. The increase for the six months ended June 30, 2021 was primarily due to the same factors as the three month period in addition to cycling prior year estimated keg sales returns and reimbursement related to the on-premise impacts of the coronavirus pandemic. Net sales per hectoliter on a financial volume basis in local currency increased 6.3% and 5.1% for the three and six months ended June 30, 2021, respectively, compared to the prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 7.2% and 7.1% for the three and six months ended June 30, 2021, respectively, compared to prior year primarily due to cost inflation, including higher transportation costs, brewery and packaging material costs, mix impacts due to premiumization, increased inventory obsolescence and cycling the favorable prior year resolution of a property tax appeal for the Golden, Colorado brewery, partially offset by cost savings and the cycling of prior year charges for the temporary "thank you" pay for certain essential North America brewery employees. The increase in the six months ended June 30, 2021 was also due to volume deleverage, partially offset by cycling finished good obsolescence reserves and related costs recognized in the first quarter of 2020 resulting from the on-premise impacts of the coronavirus pandemic.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 26.5% and 5.0% for the three and six months ended June 30, 2021, respectively, compared to prior year primarily due to increased marketing investment on innovation brands, higher media spend behind Coors Light and Miller Lite and the cycling of lower spend in the prior year in areas impacted by the coronavirus pandemic, partially offset by cost savings related to the revitalization plan.
Other income (expense), net
The change in other income (expense), net during the three and six months ended June 30, 2021 was primarily due to foreign currency transaction (gains) losses and the unrealized mark-to-market changes on our HEXO warrants.
Europe Segment

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% change	June 30, 2021	June 30, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	5.844	4.963	17.8%	8.966	8.965	—%
Sales(2)	$791.8	$484.9	63.3%	$1,112.5	$972.2	14.4%
Excise taxes	(271.3)	(177.8)	52.6%	(385.1)	(347.5)	10.8%
Net sales(2)	520.5	307.1	69.5%	727.4	624.7	16.4%
Cost of goods sold(2)	(324.7)	(217.9)	49.0%	(500.8)	(469.9)	6.6%
Gross profit	195.8	89.2	119.5%	226.6	154.8	46.4%
Marketing, general and administrative expenses	(143.9)	(99.3)	44.9%	(256.4)	(232.4)	10.3%
Special items, net(3)	(3.2)	(0.2)	N/M	(7.6)	(7.7)	(1.3)%
Operating income (loss)	48.7	(10.3)	N/M	(37.4)	(85.3)	(56.2)%
Interest income (expense), net	(1.6)	(1.3)	23.1%	(3.0)	(2.7)	11.1%
Other income (expense), net	0.3	0.6	(50.0)%	(1.6)	0.2	N/M
Income (loss) before income taxes	$47.4	$(11.0)	N/M	$(42.0)	$(87.8)	(52.2)%
N/M = Not meaningful
(1)Excludes royalty volume of 0.539 million hectoliters and 0.898 million hectoliters for the three and six months ended June 30, 2021, respectively, and excludes royalty volume of 0.385 million hectoliters and 0.749 million hectoliters for the three and six months ended June 30, 2020, respectively.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I - Item I. Financial Statements, Note 5, "Special Items" for detail of special items.
Significant events
We continue to monitor the coronavirus pandemic, which had a material adverse effect on our Europe results of operations in 2020 and we expect it will continue to have a material adverse effect on our Europe results of operations in 2021. In the fourth quarter of 2020, a new pandemic wave triggered new lockdowns with different levels of restrictions in Europe from one market to another and continued through the first half of 2021. The additional lockdowns, particularly in the U.K, had an adverse effect on on-premise sales during the first quarter and part of the second quarter and will continue to have adverse effects on our business performance, cash flows and liquidity until on premise locations fully reopen and all restrictions are lifted.
Our results for the six months ended June 30, 2020 included a reduction to net sales of $12.2 million and charges to cost of goods sold of $4.6 million related to the recognition of estimated sales returns and finished good obsolescence reserves and related costs resulting from the on-premise impacts of the coronavirus pandemic. These charges were primarily recognized during the first quarter of 2020, with immaterial adjustments for changes in estimates recognized in the second quarter of 2020.
As part of our revitalization plan announced during the fourth quarter of 2019, we initiated restructuring activities and continue to incur severance and other employee-related costs as special items through the end of 2021.
Foreign currency impact on results
Our Europe segment operates in numerous countries and each country's operations utilize distinct currencies. During the three months ended June 30, 2021, foreign currency movements favorably impacted our income (loss) before income taxes by $4.8 million and during the six months ended June 30, 2021, foreign currency movements unfavorably impacted our income (loss) before income taxes by $3.5 million. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Our Europe brand volume increased 15.4% and 1.3% for the three and six months ended June 30, 2021, respectively, compared to prior year. The increase in Europe brand volume was primarily due to less severe on-premise restrictions as a result of the coronavirus pandemic across Europe. Financial volume increased 17.8% and was flat for the three and six months ended June 30, 2021, respectively, compared to prior year.
Net sales per hectoliter on a brand volume basis in local currency increased 16.6% and 5.9% for the three and six months ended June 30, 2021, respectively, compared to prior year. The increase in the three months ended June 30, 2021 was primarily due to favorable channel, geographic and brand mix due to on-premise starting to reopen at various levels throughout Europe and positive pricing. The increase for the six months ended June 30, 2021 was primarily due to favorable brand and channel mix and favorable pricing, as well as the cycling of prior year estimated keg sales returns and reimbursements related to the on-premise impacts of the coronavirus pandemic and positive pricing. Net sales per hectoliter on a financial volume basis in local currency increased 29.4% and 5.6% for the three and six months ended June 30, 2021, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 13.7% and decreased 3.1% for the three and six months ended June 30, 2021, respectively, compared to prior year. The increase in the three months ended June 30, 2021 was primarily due to unfavorable channel and brand mix and cost inflation, partially offset by the positive impact of volume leverage. The decrease in the six months ended June 30, 2021 was primarily due to cost savings and the impact of the cycling of the estimated finished goods obsolescence reserves and costs recognized in the six months ended June 30, 2020 resulting from the on-premise impacts of the coronavirus pandemic, partially offset by unfavorable channel and brand mix and cost inflation.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 44.9% and 10.3% for the three and six months ended June 30, 2021, respectively, compared to prior year. The increase in the three months ended June 30, 2021 was primarily due to increased support for our brands, increased incentive compensation as well as unfavorable foreign currency movements. The increase in the six months ended June 30, 2021 was primarily due to unfavorable foreign currency movements and an increase in the marketing support for our brands.

Unallocated

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% change	June 30, 2021	June 30, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$—	$—	—%	$—	$—	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	—	—	—%	—	—	—%
Cost of goods sold	101.9	59.4	71.5%	223.4	(39.7)	N/M
Gross profit	101.9	59.4	71.5%	223.4	(39.7)	N/M
Marketing, general and administrative expenses	—	—	—%	—	—	—%
Special items, net	—	—	—%	—	—	—%
Operating income (loss)	101.9	59.4	71.5%	223.4	(39.7)	N/M
Interest income (expense), net	(65.9)	(67.7)	(2.7)%	(129.5)	(134.2)	(3.5)%
Other pension and postretirement benefits (costs), net	13.0	7.6	71.1%	26.0	15.1	72.2%
Other income (expense), net	(2.0)	1.9	N/M	(1.4)	1.9	N/M
Income (loss) before income taxes	$47.0	$1.2	N/M	$118.5	$(156.9)	N/M
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented within cost of goods sold in the table above for the three and six months ended June 30, 2021 and June 30, 2020. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities" for further information.
Interest income (expense), net
Net interest expense decreased for the three and six months ended June 30, 2021 compared to the prior year, primarily due to the repayment of debt as part of our deleveraging commitments. See Part I—Item 1. Financial Statements, Note 8, "Debt" for further details.
Other pension and postretirement benefit (costs), net
Unallocated other pension and postretirement benefits increased for the three and six months ended June 30, 2021 compared to the prior year primarily due to lower pension and postretirement non-service costs.
Liquidity and Capital Resources
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. However, the worldwide disruption caused by the coronavirus pandemic could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report, and our long-term liquidity requirements.
We continue to focus on navigating the lingering challenges presented by the coronavirus pandemic by preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Specifically, we have taken several actions and considered various potential actions that may be needed to meet short-term and mid-term liquidity needs and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, drawing on our $1.5 billion revolving credit facility, including issuing commercial paper under our U.S. commercial paper program (see Part I—Item 1. Financial Statements, Note 8, "Debt" regarding details of our current borrowings and remaining capacities under these programs), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization, and taking advantage of certain government-sponsored legislation and programs. In addition, we and our board of directors continue to actively evaluate various capital allocation considerations.
While we currently expect to have the necessary cash on hand to repay obligations when due, declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The effects of the coronavirus pandemic are ongoing, and because of its dynamic nature, including uncertainties relating to the spread of variants, the rate of vaccinations and the efficacy of vaccines, the duration of the pandemic, the duration of on-premise restrictions and closures and related prolonged weakening of economic or other negative conditions, and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all. However, in anticipation of these uncertainties, we entered into Amendment No. 2 to our $1.5 billion revolving credit facility on June 19, 2020. While the amendment did not increase our borrowing capacity or extend the term of the facility, it, among other things, (i) temporarily increased certain levels of the applicable rate by 25 basis points for the period beginning June 19, 2020 and ending on the last day of the fiscal quarter ending September 30, 2021, and (ii) revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit agreement.
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
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of June 30, 2021, approximately 35% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. However, we continue to assess the impact of the 2017 Tax Act and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future cash repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the on-going coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S..
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
Separately, as discussed in Part I - Item 1. Financial Statements, Note 6, "Income Tax", the U.S. Department of Treasury issued final hybrid regulations in April 2020, which resulted in recognition of approximately $135 million in the six months ended June 30, 2020. We currently estimate the impact of the final regulations to be cash tax outflows of approximately $100 million in 2021. We continue to analyze the potential cash impacts of the final regulations to minimize any cash outflows over time.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II-Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities was $748.5 million for the six months ended June 30, 2021 compared to $1,059.9 million for the six months ended June 30, 2020. The decrease in net cash provided by operating activities of $311.4 million was primarily due to the unfavorable timing of working capital and higher cash paid for taxes partially offset by higher net income adjusted for non-cash add-backs and lower interest paid during the six months ended June 30, 2021. The unfavorable timing of working capital was impacted by prior year tax payment deferrals, timing of receipts related to higher volumes as well as incentive payments. During the six months ended June 30, 2020, working capital and cash paid for taxes benefited from over $500 million in tax payment deferrals from various government-sponsored payment deferral programs initiated in response to the coronavirus pandemic.
Cash Flows from Investing Activities
Net cash used in investing activities of $200.1 million for the six months ended June 30, 2021 decreased by $141.4 million compared to the six months ended June 30, 2020, primarily due to lower capital expenditures and higher inflows from other investing activities, including the sale of the India disposal group. The decrease in capital expenditures was primarily due to the timing of capital projects.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.9 million for the six months ended June 30, 2021 compared to $449.8 million for the six months ended June 30, 2020. The decrease in the net cash used in financing activities was primarily due to lower net debt repayments, lower dividend payments as a result of the suspension of our dividend from May 2020 through the second quarter of 2021 and lower net cash outflows from other financing activities, partially offset by lower borrowings under our revolving credit facility and commercial paper program.
Capital Resources
Cash and Cash Equivalents
As of June 30, 2021, we had total cash and cash equivalents of $1,308.9 million, compared to $770.1 million as of December 31, 2020 and $780.8 million as of June 30, 2020. The increase in cash and cash equivalents from December 31, 2020 was primarily due to the cash generated from operating activities, partially offset by capital expenditures. The increase in cash and cash equivalents from June 30, 2020 was primarily due to cash generated from operating activities and the proceeds from the sale of properties and other assets, including the prior year Irwindale brewery sale, partially offset by capital expenditures, the repayment of debt and repayment of borrowings under our revolving credit facility and commercial paper program.

Borrowings
We repaid in full our $1.0 billion 2.1% notes that matured on July 15, 2021 using a combination of commercial paper borrowings and cash on hand and also settled the associated cross currency swap. Notional amounts below are presented in USD based on the applicable exchange rate as of June 30, 2021. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2021
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of June 30, 2021 and December 31, 2020, we had $1.5 billion available to draw on our $1.5 billion revolving credit facility, as there were no outstanding revolving credit facility or commercial paper borrowings. Subsequent to June 30, 2021, we had net commercial paper borrowings of approximately $140 million as of July 29, 2021. As such, as of July 29, 2021, we have approximately $1.4 billion available to draw on our total $1.5 billion revolving credit facility.
We intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper programs for liquidity as needed. We also have JPY, CAD, GBP and USD overdraft facilities as well as an additional JPY line of credit across several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets and restrictions on mergers, acquisitions and certain types of sale lease-back transactions. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio as of June 30, 2021 is 4.75x net debt to EBITDA with a 0.25x reduction to 4.50x net debt to EBITDA for the fiscal quarter ending September 30, 2021. The leverage ratio requirement is reduced by a further 0.50x to 4.00x net debt to EBITDA as of the last day of the fiscal quarter ending December 31, 2021 through maturity of the credit facility. As of June 30, 2021 and December 31, 2020, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2021 rank pari-passu.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 3.5% senior notes due 2022 and 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016, MCBC issued its outstanding 2.1% senior notes due 2021 (subsequently repaid in July 2021), 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed on Exhibit 22 of our Annual Report (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
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
See Part I—Item 1. Financial Statements, Note 8, "Debt" for details of all debt issued and outstanding as of June 30, 2021.
The following summarized financial information relates to the Obligor Group as of June 30, 2021 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Six Months Ended
June 30, 2021
(in millions)
Net sales, out of which:	$4,072.1
Intercompany sales to non-guarantor subsidiaries	$14.3
Gross profit, out of which:	$1,743.1
Intercompany net costs from non-guarantor subsidiaries	$(210.8)

Net interest expense third parties	$(130.1)
Intercompany net interest income from non-guarantor subsidiaries	$60.7

Income before income taxes	$744.6
Net income	$570.3

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Total current assets, out of which:	$2,630.5	$1,662.5
Intercompany receivables from non-guarantor subsidiaries	$248.7	$184.4
Total noncurrent assets, out of which:	$25,500.3	$25,378.7
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$4,053.4	$3,962.2

Total current liabilities, out of which:	$3,786.4	$3,089.4
Current portion of long-term debt and short-term borrowings	$1,503.7	$1,001.4
Intercompany payables due to non-guarantor subsidiaries	$90.0	$72.3
Total noncurrent liabilities, out of which:	$13,666.3	$14,046.4
Long-term debt	$6,624.0	$7,129.8
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$4,226.2	$4,117.6
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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.22	1.36	1.25	1.36
Euro (EUR)	0.83	0.91	0.83	0.91
British Pound (GBP)	0.71	0.81	0.72	0.80
Czech Koruna (CZK)	21.17	23.91	21.27	23.80
Croatian Kuna (HRK)	6.23	6.74	6.23	6.75
Serbian Dinar (RSD)	97.59	107.44	97.76	106.92
Romanian Leu (RON)	4.09	4.35	4.07	4.35
Bulgarian Lev (BGN)	1.62	1.77	1.62	1.77
Hungarian Forint (HUF)	291.45	313.79	297.71	311.51

	As of
	June 30, 2021	December 31, 2020
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.24	1.27
Euro (EUR)	0.84	0.82
British Pound (GBP)	0.72	0.73
Czech Koruna (CZK)	21.51	21.47
Croatian Kuna (HRK)	6.32	6.18
Serbian Dinar (RSD)	99.11	96.34
Romanian Leu (RON)	4.16	3.98
Bulgarian Lev (BGN)	1.65	1.60
Hungarian Forint (HUF)	296.32	296.94
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
Capital Expenditures
We incurred $204.3 million, and paid $211.9 million, for capital improvement projects worldwide in the six months ended June 30, 2021, excluding capital spending by equity method joint ventures, representing a decrease of $67.1 million from the $271.4 million of capital expenditures incurred in the six months ended June 30, 2020. This decrease was primarily due to the timing of expenditures for capital projects. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contractual Obligations and Commercial Commitments
There were no material changes to our contractual obligations and commercial commitments outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2020, as reported in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Contractual Obligations and Commercial Commitments in our Annual Report with the exception of the repayment of our $1.0 billion 2.1% notes in July 2021. We continue to review and monitor our contractual obligations and commitments relative to the potential considerations resulting from the on-going coronavirus pandemic.
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
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of June 30, 2021, we did not have any other material off-balance sheet arrangements.
Outlook
While the first quarter of 2021 was a challenge with the February 2021 Texas winter storm, the March 2021 cybersecurity incident, and the continued government restrictions related to the pandemic, including those that shut down the entire on-premise channel in the U.K., the second quarter of 2021 showed improvements in our performance. We continue to strive to build on the strength of our iconic core brands, grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and communities. While uncertainty still exists in the severity and duration of the pandemic, including outbreaks of variants, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants we continue to make progress under the revitalization plan, and continue to reinvest in the business to drive sustainable top- and bottom-line growth.
We experienced delays and disruptions to our business, including brewery operations, production and shipments in the first quarter of 2021 as a result of the March 2021 cybersecurity incident. This incident caused a shift in our production and shipments from the first quarter of 2021 to the balance of fiscal year 2021. During the second quarter of 2021, we made progress recovering from the incident with increased shipments and expect to recover fully by the end of the year. In addition, we expect on-premise trends to improve in the balance of the year as we lap restrictions in the prior year comparison period.
We plan to build on the strength of our core brands, Coors Light and Miller Lite, by putting even more marketing behind these two iconic brands in 2021.
Our revitalization plan continues to deliver results as we grow our above premium portfolio and expand beyond the beer aisle. We delivered positive brand mix in the U.S. in the second quarter of 2021 which was driven by strong growth in our U.S. hard seltzer portfolio. To continue to grow our share of the hard seltzer market, we introduced line extensions of our hard seltzer Vizzy and improved the supply of Topo Chico Hard Seltzer to meet the demand. In addition, we expanded our hard seltzer portfolio around the world with Vizzy and Coors Seltzer recently launching in Canada. We launched the Three Fold hard seltzer brand in the U.K. and extended seltzers into Central Europe as well. We are also investing in our hard seltzer production capacity in the U.S., Canada and the U.K. which will drive efficiencies and improve our profit margin. We plan to continue to grow our share of the hard seltzer market.
We also expect to have further growth opportunities in 2021 as we bring Yuengling brands west in the U.S. under our new joint venture, which will oversee any new market expansion outside Yuengling's current 22-state footprint and New England, beginning with plans to bring Yuengling to Texas in the third quarter of 2021.
We expect this expansion beyond beer to continue throughout 2021. In early 2021, we commenced our new energy drink partnership with ZOA and co-owner Dwayne Johnson continues to amplify the product across his social media presence as well as through new TV campaigns that will debut during the Olympics.
We are mindful of the continued challenges and the uncertainty that remains and are focused on doing what is best not only in the near-term, but also positioning the business for medium- and long-term success. Our improved financial flexibility has enabled us to invest in our business while continuing to de-lever our balance sheet and to reinstate a dividend.
Interest
We anticipate 2021 consolidated net interest expense of approximately $270 million, plus or minus 5%.
Deleverage & Dividends
We repaid in full our $1.0 billion 2.1% notes at maturity on July 15, 2021 using a combination of commercial paper borrowings and cash on hand and also settled the associated cross currency swap. In addition, a quarterly dividend was reinstated in the third quarter of 2021. We currently intend to maintain our investment grade debt rating and we are committed to further deleveraging in 2021 in accordance with our plans.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first half of 2021, except as noted below. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the results of our 2020 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.

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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on June 30, 2021, based on foreign exchange rates as of June 30, 2021, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$105.0	$94.2	$100.3	$—	$(89.5)
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
The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	June 30, 2021	December 31, 2020
	(In millions)
Estimated fair value volatility
Foreign currency risk:
Forwards	$(22.1)	$(20.5)
Foreign currency denominated debt	$(186.5)	$(190.4)
Cross currency swaps	$(41.7)	$(43.0)
Interest rate risk:
Debt	$(207.0)	$(219.7)
Forward starting interest rate swaps	$(163.0)	$(177.1)
Commodity price risk:
Commodity swaps	$(106.9)	$(96.0)
Commodity options	$—	$—
Equity price risk:
Warrants	$—	$(0.1)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We expend significant financial resources to protect against threats and cyber-attacks and may be required to further expend financial resources to alleviate problems caused by physical, electronic and cyber security breaches, including the potential for increased ongoing expenses related to the March 2021 cybersecurity incident and to address possible increased information system attacks as a result of the incident. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results. For example, we incurred certain incremental net one-time costs of $2.7 million in the six months ended June 30, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
The following are filed, furnished or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1	Molson Coors Beverage Company Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 28, 2021).
10.2	Directors Service Agreement, dated as of April 30, 2020, by and between Molson Coors Brewing Company (UK) Limited and Simon Cox.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
*	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vii) document and entity information.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) July 29, 2021