Form 10-Q
period 2021-09-30
MOLSON COORS BEVERAGE CO
filed 2021-10-28
CIK 24545

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of October 21, 2021:
Class A Common Stock — 2,562,506 shares
Class B Common Stock — 200,585,399 shares
Exchangeable shares:
As of October 21, 2021, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,717,367 shares
Class B Exchangeable shares — 11,104,565 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the headings "Items Affecting Reported Results" and "Outlook" therein, with respect to expectations regarding the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results, impact of the cybersecurity incident, including on revenues and related expenses, expectations regarding future dividends, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan announced in 2019 and the estimated range of related charges and timing of cash charges, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share, and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales	$3,435.4	$3,378.4	$9,255.5	$8,946.0
Excise taxes	(612.7)	(624.9)	(1,595.0)	(1,586.3)
Net sales	2,822.7	2,753.5	7,660.5	7,359.7
Cost of goods sold	(1,629.1)	(1,551.0)	(4,464.4)	(4,486.6)
Gross profit	1,193.6	1,202.5	3,196.1	2,873.1
Marketing, general and administrative expenses	(664.8)	(634.5)	(1,889.4)	(1,788.7)
Special items, net	2.6	(59.7)	(17.3)	(210.6)
Operating income (loss)	531.4	508.3	1,289.4	873.8
Interest income (expense), net	(63.3)	(67.9)	(196.5)	(206.5)
Other pension and postretirement benefits (costs), net	12.9	7.6	38.9	22.7
Other income (expense), net	(0.4)	2.4	(2.3)	3.4
Income (loss) before income taxes	480.6	450.4	1,129.5	693.4
Income tax benefit (expense)	(26.8)	(104.0)	(203.4)	(265.2)
Net income (loss)	453.8	346.4	926.1	428.2
Net (income) loss attributable to noncontrolling interests	(0.8)	(3.6)	(0.4)	(7.4)
Net income (loss) attributable to Molson Coors Beverage Company	$453.0	$342.8	$925.7	$420.8

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$2.09	$1.58	$4.26	$1.94
Diluted	$2.08	$1.58	$4.26	$1.94

Weighted-average shares outstanding
Basic	217.2	216.9	217.1	216.8
Dilutive effect of share-based awards	0.4	0.1	0.4	0.2
Diluted	217.6	217.0	217.5	217.0

Anti-dilutive securities excluded from the computation of diluted EPS	1.8	2.3	1.8	2.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss) including noncontrolling interests	$453.8	$346.4	$926.1	$428.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(104.6)	149.8	(30.4)	(104.0)
Reclassification of cumulative translation adjustment to income (loss)	—	—	7.5	—
Unrealized gain (loss) on derivative instruments	5.5	14.5	48.7	(114.1)
Reclassification of derivative (gain) loss to income (loss)	1.0	0.2	4.9	(0.9)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	0.3	(1.5)	0.9	(4.7)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.4	0.7	1.2	2.2
Total other comprehensive income (loss), net of tax	(97.4)	163.7	32.8	(221.5)
Comprehensive income (loss)	356.4	510.1	958.9	206.7
Comprehensive (income) loss attributable to noncontrolling interests	0.2	(5.1)	0.1	(7.1)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$356.6	$505.0	$959.0	$199.6
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$616.3	$770.1
Accounts receivable, net	808.3	558.0
Other receivables, net	183.3	129.1
Inventories, net	806.5	664.3
Other current assets, net	505.5	297.3
Total current assets	2,919.9	2,418.8
Properties, net	4,112.7	4,250.3
Goodwill	6,151.8	6,151.0
Other intangibles, net	13,345.6	13,556.1
Other assets	1,113.5	954.9
Total assets	$27,643.5	$27,331.1
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$3,220.0	$2,889.5
Current portion of long-term debt and short-term borrowings	559.8	1,020.1
Total current liabilities	3,779.8	3,909.6
Long-term debt	6,661.0	7,208.2
Pension and postretirement benefits	737.9	763.2
Deferred tax liabilities	2,607.7	2,381.6
Other liabilities	334.6	447.2
Total liabilities	14,121.0	14,709.8
Commitments and contingencies (Note 12)
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 210.0 shares and 209.8 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.2	102.3
Class B exchangeable shares, no par value (issued and outstanding: 11.1 shares and 11.1 shares, respectively)	417.8	417.8
Paid-in capital	6,963.5	6,937.8
Retained earnings	7,395.8	6,544.2
Accumulated other comprehensive income (loss)	(1,134.5)	(1,167.8)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	13,275.5	12,365.0
Noncontrolling interests	247.0	256.3
Total equity	13,522.5	12,621.3
Total liabilities and equity	$27,643.5	$27,331.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$926.1	$428.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	604.2	714.9
Amortization of debt issuance costs and discounts	4.8	6.3
Share-based compensation	24.7	18.0
(Gain) loss on sale or impairment of properties and other assets, net	(10.2)	39.8
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(312.1)	(25.9)
Income tax (benefit) expense	203.4	265.2
Income tax (paid) received	(92.3)	(75.7)
Interest expense, excluding amortization of debt issuance costs and discounts	193.3	202.5
Interest paid	(220.6)	(236.1)
Change in current assets and liabilities and other	(53.6)	156.0
Net cash provided by (used in) operating activities	1,267.7	1,493.2
Cash flows from investing activities
Additions to properties	(363.4)	(456.4)
Proceeds from sales of properties and other assets	24.1	4.6
Other	(13.8)	0.5
Net cash provided by (used in) investing activities	(353.1)	(451.3)
Cash flows from financing activities
Exercise of stock options under equity compensation plans	4.6	4.0
Dividends paid	(73.9)	(125.3)
Payments on debt and borrowings	(1,005.0)	(913.5)
Proceeds on debt and borrowings	—	1.5
Net proceeds from (payments on) revolving credit facilities and commercial paper	46.4	224.6
Change in overdraft balances and other	(21.7)	(32.6)
Net cash provided by (used in) financing activities	(1,049.6)	(841.3)
Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	(135.0)	200.6
Effect of foreign exchange rate changes on cash and cash equivalents	(18.8)	7.3
Balance at beginning of year	770.1	523.4
Balance at end of period	$616.3	$731.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of June 30, 2020	$13,268.0	$—	$2.1	$102.5	$557.8	$6,786.3	$7,571.2	$(1,545.6)	$(471.4)	$265.1
Exchange of shares	—	—	—	(0.2)	(140.0)	140.2	—	—	—	—
Shares issued under equity compensation plan	(1.4)	—	—	—	—	(1.4)	—	—	—	—
Amortization of share-based compensation	6.2	—	—	—	—	6.2	—	—	—	—
Net income (loss) including noncontrolling interests	346.4	—	—	—	—	—	342.8	—	—	3.6
Other comprehensive income (loss), net of tax	163.7	—	—	—	—	—	—	162.2	—	1.5
Distributions and dividends to noncontrolling interests	(7.3)	—	—	—	—	—	—	—	—	(7.3)
As of September 30, 2020	$13,775.6	$—	$2.1	$102.3	$417.8	$6,931.3	$7,914.0	$(1,383.4)	$(471.4)	$262.9

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of June 30, 2021	$13,236.4	$—	$2.1	$102.3	$417.8	$6,955.2	$7,016.9	$(1,038.1)	$(471.4)	$251.6
Exchange of shares	—	—	—	(0.1)	—	0.1	—	—	—	—
Shares issued under equity compensation plan	—	—	—	—	—	—	—	—	—	—
Amortization of share-based compensation	8.2	—	—	—	—	8.2	—	—	—	—
Net income (loss) including noncontrolling interests	453.8	—	—	—	—	—	453.0	—	—	0.8
Other comprehensive income (loss), net of tax	(97.4)	—	—	—	—	—	—	(96.4)	—	(1.0)
Contributions from noncontrolling interests	0.8	—	—	—	—	—	—	—	—	0.8
Distributions and dividends to noncontrolling interests	(5.2)	—	—	—	—	—	—	—	—	(5.2)
Dividends declared	(74.1)	—	—	—	—	—	(74.1)	—	—	—
As of September 30, 2021	$13,522.5	$—	$2.1	$102.2	$417.8	$6,963.5	$7,395.8	$(1,134.5)	$(471.4)	$247.0

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Exchange of shares	—	—	—	(0.2)	(140.0)	140.2	—	—	—	—
Shares issued under equity compensation plan	(0.5)	—	—	—	—	(0.5)	—	—	—	—
Amortization of share-based compensation	18.0	—	—	—	—	18.0	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	428.2	—	—	—	—	—	420.8	—	—	7.4
Other comprehensive income (loss), net of tax	(221.5)	—	—	—	—	—	—	(221.2)	—	(0.3)
Contributions from noncontrolling interests	14.0	—	—	—	—	—	—	—	—	14.0
Distributions and dividends to noncontrolling interests	(11.8)	—	—	—	—	—	—	—	—	(11.8)
Dividends declared	(123.8)	—	—	—	—	—	(123.8)	—	—	—
As of September 30, 2020	$13,775.6	$—	$2.1	$102.3	$417.8	$6,931.3	$7,914.0	$(1,383.4)	$(471.4)	$262.9

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
Exchange of shares	—	—	—	(0.1)	—	0.1	—	—	—	—
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	24.7	—	—	—	—	24.7	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	0.3	—	—	—	(0.4)
Net income (loss) including noncontrolling interests	926.1	—	—	—	—	—	925.7	—	—	0.4
Other comprehensive income (loss), net of tax	32.8	—	—	—	—	—	—	33.3	—	(0.5)
Contributions from noncontrolling interests	2.5	—	—	—	—	—	—	—	—	2.5
Distributions and dividends to noncontrolling interests	(11.3)	—	—	—	—	—	—	—	—	(11.3)
Dividends declared	(74.1)	—	—	—	—	—	(74.1)	—	—	—
As of September 30, 2021	$13,522.5	$—	$2.1	$102.2	$417.8	$6,963.5	$7,395.8	$(1,134.5)	$(471.4)	$247.0
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Dividends
On July 15, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.34 per share, paid on September 17, 2021, to holders of Class A and Class B common stock. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.42 per share.
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced some delays and disruptions to our business, including brewery operations, production and shipments. This incident caused us to not produce or ship as much as we would have in the first quarter of 2021. Subsequent to the first quarter of 2021, we have made progress operationally recovering from the incident with increased shipments. In addition, we incurred certain incremental net one-time costs of $2.4 million in the nine months ended September 30, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.
Coronavirus Global Pandemic
Starting at the end of the first quarter of 2020, the coronavirus pandemic has had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020. In 2021, we have seen initial improvements in the marketplace related to the coronavirus global pandemic as on-premise locations begin to open around the world at varying degrees. The extent to which our operations will continue to be impacted by the coronavirus pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the level of governmental or societal orders or restrictions on public gatherings and on-premise venues, including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market, including outbreaks of variants, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the coronavirus pandemic and resulting impacts to our business.
During the nine months ended September 30, 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which were negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. We committed to provide customers with reimbursements for untapped kegs that met certain established return requirements in conjunction with the voluntary programs. As a result, during the nine months ended September 30, 2020, we recognized a reduction to net sales of $31.1 million, substantially all of which was recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the second and third quarters of 2020, reflecting estimated sales returns and reimbursements through these keg relief programs.
Further, during the nine months ended September 30, 2020, we recognized charges of $12.6 million, substantially all of which was recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the second and third quarters of 2020, within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the estimated costs to facilitate the above mentioned keg returns.
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
We continue to monitor the impacts on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated with any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, our allowance for trade receivables was approximately $20 million and $18 million, respectively, and allowance activity was immaterial during the three and nine months ended September 30, 2021.
In response to the onset of the coronavirus pandemic in 2020, various governmental authorities globally announced relief programs which among other items, provided temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. These temporary deferrals of approximately $55 million and $130 million as of September 30, 2021 and December 31, 2020, respectively, were primarily included within accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
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
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $140.4 million and $128.6 million during the nine months ended September 30, 2021 and September 30, 2020, respectively.
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
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 13, "Leases," there was no other significant non-cash activity during the nine months ended September 30, 2021 and September 30, 2020, respectively.

Share-Based Compensation
During the first nine months of 2021 and 2020, we granted stock options, RSUs and PSUs to certain officers and other eligible employees, and recognized share-based compensation expense of $8.2 million and $6.2 million during the three months ended September 30, 2021 and September 30, 2020, respectively, and $24.7 million and $18.0 million during the nine months ended September 30, 2021 and September 30, 2020, respectively.
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
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities upon issuance, March 12, 2020 through December 31, 2022. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. We have elected to adopt optional expedients impacting our derivative instruments with maturity dates extending beyond the expected discontinuance date of LIBOR. In addition, in October 2021, we amended our revolving credit facility to replace LIBOR with designated replacement rates for any future borrowings denominated in EUR or GBP. The adoption of, and future elections under Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, did not and are not expected to have a material impact on the Company's accounting policies or consolidated financial statements. We will continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting incremental portions of this guidance on our financial statements.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales for the three or nine months ended September 30, 2021 or September 30, 2020. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales revenues and income (loss) before income taxes eliminate upon consolidation and are primarily related to North America segment sales to the Europe segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In millions)
North America	$2,224.7	$2,252.3	$6,339.1	$6,242.2
Europe	601.0	504.1	1,328.4	1,128.8
Inter-segment net sales eliminations	(3.0)	(2.9)	(7.0)	(11.3)
Consolidated net sales	$2,822.7	$2,753.5	$7,660.5	$7,359.7

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In millions)
North America	$345.7	$400.8	$918.1	$888.5
Europe	91.7	40.9	49.7	(46.9)
Unallocated	43.2	8.7	161.7	(148.2)
Consolidated income (loss) before income taxes	$480.6	$450.4	$1,129.5	$693.4
Income (loss) before income taxes includes the impact of special items, net. Refer to Note 5, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
North America	$23,513.3	$23,375.6
Europe	4,130.2	3,955.5
Consolidated total assets	$27,643.5	$27,331.1
4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of September 30, 2021 or December 31, 2020. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
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
In the third quarter of 2020, we formed The Yuengling Company LLC ("TYC"), a joint venture equally owned by MCBC and DGY West that, pursuant to an operating agreement, formed to expand commercialization of Yuengling's brands for any new market expansion outside of Yuengling's 22-state footprint and New England. During the third quarter of 2021, TYC commenced retail operations with its first product sales in the state of Texas. We have concluded that TYC is a VIE for which we are not the primary beneficiary, and therefore is accounted for as an equity method investment.

Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we had a guarantee liability of $38.0 million and $38.2 million recorded as of September 30, 2021 and December 31, 2020, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$212.1	$19.9	$239.3	$17.9
Other	$81.2	$18.4	$93.4	$18.0
5. Special Items
We incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we separately classified these charges (benefits) as special items.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In millions)
Employee-related charges
Restructuring	$2.0	$8.9	$9.3	$61.8
Impairments or asset abandonment charges
North America - Asset abandonment(1)	5.2	20.6	10.8	110.5
North America - Impairment losses(2)	—	—	—	7.6
Europe - Asset abandonment	1.6	0.1	6.3	0.6
Europe - Impairment losses(3)	—	30.0	—	30.0
Termination fees and other (gains) losses
North America	—	0.1	0.4	0.1
Europe(4)	(11.4)	—	(9.5)	—
Total Special items, net	$(2.6)	$59.7	$17.3	$210.6
(1)In January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. Charges incurred in the three and nine months ended September 30, 2021 were immaterial. Charges associated with the brewery closure for the three and nine months ended September 30, 2020 totaled $17.6 million and $115.9 million, respectively, and primarily consisted of accelerated depreciation in excess of normal depreciation, as well as other closure costs including employee related costs.
In addition, during the three and nine months ended September 30, 2021 and September 30, 2020 we incurred asset abandonment charges, primarily related to the accelerated depreciation in excess of normal depreciation as a result of the Montreal brewery closure, which is expected to occur in the fourth quarter of 2021.
(2)During the nine months ended September 30, 2020 we recognized an aggregate impairment loss of $7.6 million related to the closure of the office facility in Denver, Colorado, including our lease right-of-use asset, in light of the sublease market outlook during that same period as a result of the coronavirus pandemic. No further impairment was recorded in 2021 due to the signing of sublease agreements during the second quarter of 2021.
(3)During the three and nine months ended September 30, 2020 we recognized as a special items charge an impairment loss of $30.0 million related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our Europe segment. The held for sale disposal group was measured at fair value on a nonrecurring basis using Level 3 inputs. The estimated fair value less cost to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group. The disposal group was subsequently sold during the first quarter of 2021.
(4)During the three and nine months ended September 30, 2021, we recognized a gain of $11.4 million related to the sale of land of the former Alton brewery site in the U.K. In addition, during the nine months ended September 30, 2021, we recognized a loss of $1.9 million on the sale of a disposal group within our India business. The loss included the reclassification of the associated cumulative foreign currency translation adjustment losses from AOCI into special items, net at the time of sale. See Note 10, "Accumulated Other Comprehensive Income (Loss)" for further details.
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
In connection with the revitalization plan, we incurred and expect we may continue to incur cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities related to the consolidation activities and related organizational and personnel changes of the revitalization plan through 2021 which is expected to aggregate in the range of approximately $100 million to $120 million. During the three and nine months ended September 30, 2021, we recognized severance and retention charges of $0.2 million and $2.9 million, respectively, and our remaining accrued restructuring balance related to the revitalization plan as of September 30, 2021 was approximately $7 million. During the three and nine months ended September 30, 2020, we recognized severance and retention charges of $2.8 million and $33.9 million, respectively. Actual severance and retention costs related to this restructuring, which are primarily being recognized ratably over the employees' required future service period, may differ from original estimates based on actual employee turnover levels prior to achieving severance and retention eligibility requirements.
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

The accrued restructuring balances as of September 30, 2021 represent expected future cash payments required to satisfy our remaining obligations to terminated employees, the majority of which we expect to be paid in the next 12 months.

	North America	Europe	Total
	(In millions)
As of December 31, 2020	$24.5	$2.0	$26.5
Charges incurred	8.3	1.3	9.6
Payments made	(20.4)	(1.9)	(22.3)
Changes in estimates	(0.1)	(0.2)	(0.3)
As of September 30, 2021	$12.3	$1.2	$13.5

	North America	Europe	Total
	(In millions)
As of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred	58.3	8.3	66.6
Payments made	(60.6)	(10.2)	(70.8)
Changes in estimates	(4.0)	(0.8)	(4.8)
Foreign currency and other adjustments	(0.3)	—	(0.3)
As of September 30, 2020	$36.0	$1.8	$37.8
6. Income Tax

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Effective tax rate	6%	23%	18%	38%
The decrease in the effective tax rate during the three and nine months ended September 30, 2021 compared to the prior year was primarily driven by a tax benefit of $68 million, including $49 million of a discrete tax benefit. This benefit was recorded due to the effective settlement reached on a tax audit resulting in the release of certain unrecognized tax positions during the third quarter of 2021. For the nine months ended September 30, 2021, the decrease in the effective tax rate from prior year was further impacted by the recognition of approximately $135 million of discrete tax expense related to the hybrid regulations enacted in the second quarter of 2020, as further discussed below.
During the second quarter of 2021, the U.K. government enacted, and royal assent was received for, legislation to increase the corporate income tax rate from 19% to 25%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $18 million in the second quarter of 2021. During the third quarter of 2020, the U.K. government enacted, and royal assent was received for, legislation to repeal the previously enacted reduction to the corporate income tax rate that had been due to take effect April 1, 2020, that changed the previously anticipated corporate income tax rate from 17% to 19%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $6 million in the third quarter of 2020.
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
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. The final hybrid regulations issued in April 2020 resulted in recognition of approximately $135 million of tax expense in the second quarter of 2020. As a result of the effective settlement reached during the third quarter of 2021, which included resolution of the impact of the hybrid regulations, we expect to pay cash tax and associated interest of approximately $125 million during the fourth quarter of 2021 in finalization of the audit.
Our unrecognized tax benefit position balance was reduced by approximately $250 million during the third quarter of 2021 due to the settlement reached on the tax audit including the hybrid regulations and certain other tax positions, with the amount of the anticipated cash tax payment after application of available net operating losses reclassified to accrued income taxes payable as of September 30, 2021. As of September 30, 2021, we anticipate immaterial changes to our remaining unrecognized tax benefit position within the next 12 months.

7. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the North America segment are presented in the table below.

North America
Changes in Goodwill	(In millions)
Balance as of December 31, 2020	$6,151.0
Foreign currency translation	0.8
Balance as of September 30, 2021	$6,151.8
As of December 31, 2020 and September 30, 2021, due to the goodwill impairment recorded in the fourth quarter of 2020, the Europe segment had no goodwill. The North America segment had goodwill as of September 30, 2021 and December 31, 2020 as presented in the table above.
The gross amount of goodwill totaled approximately $8.4 billion as of both September 30, 2021 and December 31, 2020. Accumulated impairment losses as of September 30, 2021 and December 31, 2020 totaled $2,222.4 million and $2,264.5 million, respectively, and are comprised of a full impairment taken on the Europe reporting unit and a partial impairment taken on the North America reporting unit as well as our historic India reporting unit, which was fully impaired in 2019.
As of the date of our annual impairment test, performed as of October 1, 2020, the North America reporting unit goodwill balance was at risk of future impairment in the event of significant unfavorable changes in assumptions including the forecasted cash flows (including company-specific risks like the performance of our above premium transformation efforts and overall market performance of new innovations like hard seltzers, along with macro-economic risks such as the continued prolonged weakening of economic conditions, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our North America reporting unit testing reflect growth assumptions associated with our revitalization plan to build on the strength of our iconic core brands, aggressively grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and our communities, all of which are intended to benefit the projected cash flows of the business. The cash flow assumptions were tempered somewhat by the impacts the coronavirus has had on our overall business and specifically our more profitable on-premise business.
We determined that there was no triggering event that occurred during the first three quarters of 2021 that would indicate the carrying value of our goodwill was greater than its fair value.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of September 30, 2021:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,089.6	$(1,216.5)	$3,873.1
License agreements and distribution rights	15 - 20	206.4	(105.0)	101.4
Other	3 - 40	98.6	(30.8)	67.8
Intangible assets not subject to amortization:
Brands	Indefinite	8,197.9	—	8,197.9
Distribution networks	Indefinite	797.8	—	797.8
Other	Indefinite	307.6	—	307.6
Total		$14,697.9	$(1,352.3)	$13,345.6

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,128.4	$(1,070.6)	$4,057.8
License agreements and distribution rights	15 - 20	206.8	(99.5)	107.3
Other	3 - 40	109.1	(36.4)	72.7
Intangible assets not subject to amortization:
Brands	Indefinite	8,215.7	—	8,215.7
Distribution networks	Indefinite	795.0	—	795.0
Other	Indefinite	307.6	—	307.6
Total		$14,762.6	$(1,206.5)	$13,556.1
The changes in the gross carrying amounts of intangible assets from December 31, 2020 to September 30, 2021 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of September 30, 2021, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2021 - remaining	$54.0
2022	$212.2
2023	$211.2
2024	$209.6
2025	$209.4
Amortization expense of intangible assets was $54.0 million and $55.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $163.3 million and $164.9 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. This expense is primarily presented within marketing, general and administrative expenses on the unaudited condensed consolidated statements of operations.
As of the date of our annual impairment test of indefinite-lived intangible assets, performed as of October 1, 2020, the fair value of the indefinite-lived Miller, Coors and Carling brands and distribution networks were sufficiently in excess of their carrying values. We determined at the annual impairment testing date that the Staropramen indefinite-lived brand intangible asset in Europe was considered to be at risk of future impairment as a result of the coronavirus' impact on the on-premise business throughout Europe that commenced in 2020 and is continuing in 2021. No triggering events occurred during the first three quarters of 2021 that would indicate the carrying value of these indefinite-lived assets was greater than their fair value.
We continuously monitor the performance of the underlying definite-lived intangible assets for potential triggering events suggesting an impairment review should be performed. While no triggering events have occurred in the first three quarters of 2021, we continue to monitor the impacts of the coronavirus in our key markets and the potential implications that may have on the values of definite-lived intangible assets.
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
Overall Considerations
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as the related potential implications, as part of our annual and interim assessments and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the progress we are making against our revitalization plan, challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic that could significantly impact our immediate and long-range results. Additionally, we are monitoring the impacts the coronavirus pandemic has on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to the coronavirus pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment. Separately, the Ontario government in Canada adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 12, "Commitments and Contingencies."
While historical performance and current expectations have resulted in fair values of our reporting units and indefinite-lived intangible assets equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment loss may need to be recorded in the future.
8. Debt
Debt Obligations

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Long-term debt:
CAD 500 million 2.84% notes due July 2023	$394.3	$392.9
CAD 500 million 3.44% notes due July 2026	394.3	392.9
$1.0 billion 2.1% notes due July 2021(1)	—	1,000.0
$500 million 3.5% notes due May 2022(2)	501.6	503.7
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024	926.4	977.3
Finance leases and other	98.1	97.8
Less: unamortized debt discounts and debt issuance costs	(45.7)	(50.3)
Total long-term debt (including current portion)	7,169.0	8,214.3
Less: current portion of long-term debt	(508.0)	(1,006.1)
Total long-term debt	$6,661.0	$7,208.2

Short-term borrowings:
Commercial paper programs(3)	$45.0	$—
Short-term borrowings(4)	6.8	14.0
Current portion of long-term debt	508.0	1,006.1
Current portion of long-term debt and short-term borrowings	$559.8	$1,020.1
(1)We repaid our $1.0 billion 2.1% notes at maturity on July 15, 2021 using a combination of commercial paper borrowings and cash on hand and also settled the associated cross currency swap. Prior to settlement in July 2021, the cross currency swaps economically converted a portion of the repaid $1.0 billion 2.1% notes and associated interest to EUR denominated, which resulted in a EUR interest rate to be received of 0.71%. See Note 11, "Derivative Instruments and Hedging Activities" for further details.
(2)The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note. The balance of the fair value hedges being amortized over the life of the note were $1.6 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively. The balance as of September 30, 2021 was included within the current portion of long-term debt and short-term borrowings of the unaudited condensed consolidated balance sheet and the balance as of December 31, 2020 was included within long-term debt of the consolidated balance sheet.

(3)We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024 that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this facility from time to time to leverage cash needs including debt repayments. The current balance outstanding was used to partially fund our working capital and general purpose needs. As of September 30, 2021, the outstanding borrowings under the commercial paper program had a weighted-average effective interest rate and tenor of 0.22% and 8 days, respectively. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2020.
(4)As of September 30, 2021, we had $2.7 million in bank overdrafts and $151.7 million in bank cash related to our cross-border, cross-currency cash pool, for a net positive position of $149.0 million. As of December 31, 2020, we had $11.0 million in bank overdrafts and $103.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $92.7 million. We had total outstanding borrowings of $4.1 million and $3.0 million under our two JPY facilities as of September 30, 2021 and December 31, 2020, respectively. In addition, we have USD, CAD and GBP overdraft facilities under which we had no outstanding borrowings as of September 30, 2021 or December 31, 2020.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of September 30, 2021 and December 31, 2020, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $7.9 billion and $9.1 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Debt Covenants
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, the maximum leverage ratio, as defined by our revolving credit facility agreement as of September 30, 2021 is 4.50x net debt to EBITDA. As of September 30, 2021, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2021 rank pari-passu.
9. Inventories

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Finished goods	$364.0	$266.7
Work in process	77.7	72.7
Raw materials	262.4	242.2
Packaging materials	102.4	82.7
Inventories, net	$806.5	$664.3

10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2020	$(539.5)	$(173.9)	$(397.7)	$(56.7)	$(1,167.8)
Foreign currency translation adjustments	(75.8)	—	—	—	(75.8)
Reclassification of cumulative translation adjustment to income (loss)(1)	7.5	—	—	—	7.5
Gain (loss) on net investment hedges	59.7	—	—	—	59.7
Unrealized gain (loss) on derivative instruments	—	65.8	—	—	65.8
Reclassification of derivative (gain) loss to income (loss)	—	6.6	—	—	6.6
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	—	—	1.3	—	1.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	1.5	1.5
Tax benefit (expense)	(13.8)	(18.8)	(0.4)	(0.3)	(33.3)
As of September 30, 2021	$(561.9)	$(120.3)	$(396.8)	$(55.5)	$(1,134.5)
(1)As a result of the sale of a disposal group within our India business, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within special items, net.

11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first three quarters of 2021. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since December 31, 2020.
Cross Currency Swaps
Effective March 20, 2019, we entered into cross currency swap agreements having a total notional value of approximately EUR 353 million ($400 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which results in a EUR interest rate to be received at 0.71%. Upon repayment of the $1.0 billion 2.1% senior notes at maturity in July 2021, we settled the associated cross currency swap resulting in a net cash payment of $12.7 million, consisting of the final loss on the cross currency swap of $17.6 million partially offset by the final interest received. The settlement of these cross currency swaps were classified as other investing activities in our condensed consolidated statements of cash flows.
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

In June 2021, we early terminated our $250.0 million forward starting interest rate swap that was originally set to terminate in July 2021. This forward starting interest rate swap was rolled forward to May 2022 through a cashless settlement. The new May 2022 forward starting interest rate swap is incremental to our existing May 2022 forward starting interest rate swap that was executed in 2018, both of which are hedging our forecasted debt issuance expected to occur next year. At the time of the transaction, there was approximately $33.4 million of unrealized losses recorded in AOCI. Approximately $1.7 million was recorded to interest expense in the second quarter when it became probable that one of the forecasted interest payments originally hedged would not occur. The remaining $31.7 million will be amortized to interest expense throughout the term of the respective debt unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The new forward starting interest rate swap has an effective date of June 2021, a termination date of May 2022 and an effective interest rate of approximately 3.22%.
Cash settlements related to interest rate contracts are generally classified as operating activities on the condensed consolidated statements of cash flows. However, due to an other-than-insignificant financing element in the May 2022 forward starting interest rate swap that was designated in June 2021, the cash flow related to this contract will be classified as financing activities.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO Corp. ("HEXO") at a strike price of CAD 24.00 per share are estimated using the Black-Scholes option-pricing model. The warrants to acquire common shares of HEXO Corp. expired unexercised on October 4, 2021. All changes in the fair value of the warrants subsequent to issuance were recorded in other income (expense), net on the unaudited condensed consolidated statements of operations.
The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2021 and December 31, 2020.

		Fair value measurements as of September 30, 2021
	As of September 30, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	(156.6)	—	(156.6)	—
Foreign currency forwards	(1.4)	—	(1.4)	—
Commodity swaps	379.2	—	379.2	—
Warrants	—	—	—	—
Total	$221.2	$—	$221.2	$—

		Fair value measurements as of December 31, 2020
	As of December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Cross currency swaps	$(26.5)	$—	$(26.5)	$—
Interest rate swaps	(221.5)	—	(221.5)	—
Foreign currency forwards	(4.9)	—	(4.9)	—
Commodity swaps and options	65.2	—	65.2	—
Warrants	0.3	—	0.3	—
Total	$(187.4)	$—	$(187.4)	$—
As of September 30, 2021 and December 31, 2020, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the nine months ended September 30, 2021 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020.

Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of September 30, 2021
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,500.0	Other current assets	—	Accounts payable and other current liabilities	(68.8)
		Other non-current assets	—	Other liabilities	(87.8)
Foreign currency forwards	$180.9	Other current assets	0.7	Accounts payable and other current liabilities	(2.4)
		Other non-current assets	0.8	Other liabilities	(0.5)
Total derivatives designated as hedging instruments			$1.5		$(159.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$684.2	Other current assets	$267.5	Accounts payable and other current liabilities	$—
		Other non-current assets	111.7	Other liabilities	—
Warrants	$54.4	Other current assets	—	Accounts payable and other current liabilities	—
Total derivatives not designated as hedging instruments			$379.2		$—

	As of December 31, 2020
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(26.5)
Interest rate swaps	$1,500.0	Other non-current assets	—	Accounts payable and other current liabilities	(47.7)
				Other liabilities	(173.8)
Foreign currency forwards	$181.2	Other current assets	0.3	Accounts payable and other current liabilities	(3.0)
		Other non-current assets	—	Other liabilities	(2.2)
Total derivatives designated as hedging instruments			$0.3		$(253.2)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$918.9	Other current assets	$44.5	Accounts payable and other current liabilities	$(20.6)
		Other non-current assets	45.4	Other liabilities	(4.1)
Commodity options(1)	$16.8	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$54.2	Other non-current assets	0.3	Other liabilities	—
Total derivatives not designated as hedging instruments			$90.2		$(24.7)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income, Accumulated Other Comprehensive Income (Loss), and income (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Three Months Ended September 30, 2021
Forward starting interest rate swaps	2.5	Interest income (expense), net	(0.8)
Foreign currency forwards	4.6	Cost of goods sold	(0.7)
		Other income (expense), net	0.2
Total	$7.1		$(1.3)
Three Months Ended September 30, 2020
Forward starting interest rate swaps	23.9	Interest income (expense), net	(0.8)
Foreign currency forwards	(4.4)	Cost of goods sold	0.9
		Other income (expense), net	(0.3)
Total	$19.5		$(0.2)

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Nine Months Ended September 30, 2021
Forward starting interest rate swaps	64.9	Interest income (expense), net	(4.0)
Foreign currency forwards	0.9	Cost of goods sold	(3.3)
		Other income (expense), net	0.7
Total	$65.8		$(6.6)
Nine Months Ended September 30, 2020
Forward starting interest rate swaps	(155.9)	Interest income (expense), net	(2.2)
Foreign currency forwards	4.4	Cost of goods sold	4.5
		Other income (expense), net	(1.1)
Total	$(151.5)		$1.2
The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income, Accumulated Other Comprehensive Income (Loss) and income (in millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing) (1)
Three Months Ended September 30, 2021
Cross currency swaps	0.1	Interest income (expense), net	0.4
EUR 800 million notes due 2024	22.2	Other income (expense), net	—
Total	$22.3		$0.4
Three Months Ended September 30, 2020
Cross currency swaps	(19.0)	Interest income (expense), net	2.8
EUR 800 million notes due 2024	(39.0)	Other income (expense), net	—
Total	$(58.0)		$2.8

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)(1)
Nine Months Ended September 30, 2021
Cross currency swaps	8.8	Interest income (expense), net	6.1
EUR 800 million notes due 2024	50.9	Other income (expense), net	—
Total	$59.7		$6.1
Nine Months Ended September 30, 2020
Cross currency swaps	(13.8)	Interest income (expense), net	11.3
EUR 800 million notes due 2024	(40.7)	Other income (expense), net	—
Total	$(54.5)		$11.3
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three and nine months ended September 30, 2021 and September 30, 2020, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.
As of September 30, 2021, we expect our reclassification of AOCI into earnings related to cash flow hedges to be approximately $5 million over the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of September 30, 2021 is approximately 4 years, as well as those related to our forecasted debt issuances in 2022 and 2026.

The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Three Months Ended September 30, 2021
Commodity swaps	Cost of goods sold	148.0
Warrants	Other income (expense), net	—
Total		$148.0
Three Months Ended September 30, 2020
Commodity swaps	Cost of goods sold	41.4
Warrants	Other income (expense), net	(0.7)
Total		$40.7

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Nine Months Ended September 30, 2021
Commodity swaps	Cost of goods sold	413.1
Warrants	Other income (expense), net	(0.3)
Total		$412.8
Nine Months Ended September 30, 2020
Commodity swaps	Cost of goods sold	(46.5)
Warrants	Other income (expense), net	(2.1)
Total		$(48.6)
The gains and losses recognized in income related to our commodity swaps are largely driven by changes in the respective commodity market prices.
12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $15.7 million and $17.9 million as of September 30, 2021 and December 31, 2020, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated interim financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first three quarters of 2021, except as noted below.
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
On March 26, 2019, a purported stockholder filed a purported shareholder derivative action in Colorado District Court against the Company’s board of directors and certain officers (the “Individual Defendants”), and the Company as a nominal defendant. On May 14, 2019, another purported stockholder filed a substantially similar complaint in the Colorado District Court. On August 12, 2019, a third derivative complaint was filed in Colorado District Court by a purported stockholder. All three derivative complaints asserted claims against the Individual Defendants for breaches of fiduciary duty and unjust enrichment arising out of the Company’s dissemination to shareholders of purportedly materially misleading and inaccurate information in connection with the Company’s restatement of consolidated financial statements for the years ended December 31, 2016 and December 31, 2017. The complaints further alleged that the Company lacked adequate internal controls over financial reporting. The third derivative complaint filed in August 2019 also alleged the Individual Defendants violated Sections 14(a) and 20(a) of the Exchange Act by issuing misleading statements in the Company’s proxy statement. All three derivative actions have been dismissed: the Schmier derivative case was dismissed on June 3, 2021; the Murr derivative case was dismissed on June 28, 2021; and the Fong derivative case was dismissed on September 2, 2021. Relatedly, but in a different action, the United States District Court for the District of Colorado dismissed with prejudice on December 2, 2020 a putative class action complaint filed against the Company, Mark Hunter, and Tracey Joubert asserting largely the same allegations as those in the above mentioned purported derivative suits. No appeal was taken and that case is now fully resolved and closed.
Regulatory Contingencies
In December 2018, the U.S. Department of Treasury issued a regulation that impacts our ability to claim a refund of certain federal duties, taxes and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it is the U.S. Department of Treasury's position that future claims will no longer be accepted, and we may be further unable to collect previously claimed, but not yet received, refunds. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. The U.S. Department of Treasury's motion to stay was denied pending appeal and they were ordered to pay on all claims under the accelerated payment program. As a result, we have collected approximately $55 million of previously filed claims through the third quarter of 2021, and have previously claimed, but not yet received, refunds of approximately $9 million recorded within other receivables, net on our unaudited condensed consolidated balance sheet as of September 30, 2021. On July 23, 2020, the U.S. Department of Treasury filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit. An opposition/response brief was filed on October 1, 2020 and final reply brief was submitted on December 11, 2020. The Federal Circuit Court of Appeals heard oral arguments on March 1, 2021 and took the matter under advisement. On August 23, 2021, the Federal Circuit Court of Appeals issued its written opinion affirming the judgement of the Court of International Trade and, on October 14, 2021, issued its Mandate on the judgment. We will continue to monitor this matter including our ability to collect the remainder of our previously claimed refunds, our potential liability to repay refunds received, as well our ability to claim ongoing refunds as the appeal process progresses.
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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2021 and December 31, 2020, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $38.0 million and $38.2 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we accrued $10.5 million and $7.7 million, in aggregate, as of September 30, 2021 and December 31, 2020, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $64.3 million, based on foreign exchange rates as of September 30, 2021. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first three quarters of 2021.

13. Leases
Supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020 was as follows:

		As of
		September 30, 2021	December 31, 2020
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$125.9	$136.2
Current operating lease liabilities	Accounts payable and other current liabilities	$46.8	$47.1
Non-current operating lease liabilities	Other liabilities	94.1	106.4
Total operating lease liabilities		$140.9	$153.5

Finance Leases
Finance lease right-of-use assets	Properties, net	$61.9	$60.5
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$4.3	$4.1
Non-current finance lease liabilities	Long-term debt	62.9	59.9
Total finance lease liabilities		$67.2	$64.0
Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and September 30, 2020 was as follows

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	42.2	39.5
Operating cash flows from finance leases	3.4	6.7
Financing cash flows from finance leases	2.4	29.4
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	27.4	18.2
Finance leases	6.5	4.0
Separately, we recorded an impairment loss inclusive of our Denver, Colorado office lease right-of use asset during the nine months ended September 30, 2020 as discussed in Note 5, "Special Items."

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For over two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce many beloved and iconic beer brands. While the company’s history is rooted in beer, Molson Coors Beverage Company offers a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
Items Affecting Reported Results
Items Affecting Consolidated Results of Operations
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused us to not produce or ship as much as we would have in the first quarter of 2021. Subsequent to the first quarter of 2021, we made progress recovering from the incident with increased shipments and continue to expect to operationally recover fully by the end of 2021. In addition, we incurred certain incremental net one-time costs of $2.4 million in the nine months ended September 30, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.
Coronavirus Global Pandemic
Starting at the end of the first quarter of 2020, the coronavirus pandemic has had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020 and 2021. In 2021, we have seen improvements in the marketplace related to the coronavirus global pandemic as on-premise locations begin to open across the world, including in the U.S. which led to a shift in revenue from off-premise to on-premise starting in the second quarter of 2021. The extent to which our operations will continue to be impacted by the coronavirus pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the level of governmental or societal orders or restrictions on public gatherings and on-premise venues, including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market, including outbreaks of variants, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the coronavirus pandemic and resulting impacts to our business.
Despite the improvements in re-openings of on-premise locations, closures and openings with restrictions impacted the financial results during the three and nine months ended September 30, 2021. Certain governmental entities across Europe, particularly throughout the U.K., required that bars and restaurants close during the first quarter of 2021 which negatively impacted the on-premise sales of our beverages in the first and second quarter of 2021. Certain countries in Europe have begun to lift lockdown restrictions, particularly in the U.K. which resulted in the reopening of certain on-premise locations early in the second quarter of 2021 with full measures removed early in the third quarter of 2021. While Western European countries have seen an increase in vaccination levels, certain Eastern European countries have lagged, and therefore, the risk of further COVID-19 restrictions and governmental imposed lockdowns remains throughout Europe. In addition, during the first half of 2021, certain provinces of Canada, including the most populous provinces, endured lockdowns pursuant to which bars and restaurants were required to close. During the third quarter of 2021, these venues began to reopen with varying degrees of restrictions. Throughout the first nine months of 2021, the U.S. progressively reopened, and by the end of the third quarter of 2021, sales to restaurants and bars have returned to near pre-coronavirus pandemic levels. Certain sporting events, festivals and other large public gatherings where our products are served have started to return with restrictions including proof of vaccination or negative coronavirus testing requirements. See "Outlook" for additional details. Sales to on-premise customers tend to be higher margin than sales to off-premise (retail outlets) customers. Throughout the world, any governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature will continue to impact on-premise traffic and, in turn, our business.
During the nine months ended September 30, 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential North America brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which were negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. We committed to provide customers with reimbursements for untapped kegs that met certain established return requirements in conjunction with the voluntary programs. As a result, during the nine months ended September 30, 2020, we recognized a reduction to net sales of $31.1 million, ($14.1 million for the North America segment and $17.0 million for the Europe segment), substantially all of which was recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the second and third quarter of 2020, reflecting estimated sales returns and reimbursements through these keg relief programs.
Further, during the nine months ended September 30, 2020, we recognized charges of $12.6 million ($9.7 million for the North America segment and $2.9 million for the Europe segment), substantially all of which was recognized in the first quarter other than immaterial adjustments for changes in estimates during the second and third quarter of 2020, within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the estimated costs to facilitate the above mentioned keg returns. See Part I—Item 1. Financial Statements, Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional details.
As a result of the ongoing impacts of the coronavirus pandemic, we continue to take various mitigating actions to offset some of the implications to our employees and communities, as well as the challenges to performance, while also ensuring liquidity and deleveraging remain key priorities. We continue to monitor the coronavirus pandemic and will take additional actions as necessary if the coronavirus pandemic takes a negative turn. Such potential actions may include, but are not limited to, drawing on our revolving line of credit facility, issuing additional commercial paper under our U.S. commercial paper program (see Part I—Item 1. Financial Statements, Note 8, "Debt" for further discussion of the facilities and our remaining capacity), further accessing the capital markets, reducing discretionary spending as well as capital expenditures and asset monetization.
In response to the global economic uncertainty created by the coronavirus pandemic, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares in May 2020. In the third quarter of 2021, a quarterly dividend was reinstated. See "Liquidity and Capital Resources" for additional information regarding the impact of the global coronavirus pandemic on our liquidity. While we are encouraged by the improvements through the third quarter of 2021, we continue to monitor the impacts of the coronavirus pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. Given the length and severity of the impacts of the coronavirus pandemic on our Europe business, as well as the protracted recovery expected in certain on-premise markets, we recorded a goodwill impairment loss of $1,484.3 million in the fourth quarter of 2020. If the duration of the coronavirus pandemic is prolonged and the severity of its impact worsens, it could result in additional significant impairment losses. See Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for further detail as well as Part I - Item 1A. "Risk Factors" in our Annual Report.
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
Items Affecting North America Segment Results of Operations
Texas Storm
In February 2021, a winter ice storm severely impacted the southern United States. In particular, local government authorities in Texas were forced to impose energy restrictions, causing the Fort Worth brewery to be offline which resulted in our inability to produce or ship product during the downtime.
Irwindale, California Brewery Sale
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst Brewing Company, LLC ("Pabst"), granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. We recorded special items charges related to the Irwindale brewery closure during the nine months ended September 30, 2020 as further discussed in Part I—Item 1. Financial Statements, Note 5, "Special Items."
Montreal Brewery Sale
In further efforts to help optimize the North America brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in Longueuil, Quebec. During the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million, resulting in a $61.3 million gain, which was recorded as a special item. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery is operational, which we currently expect to occur in the fourth quarter of 2021. We will continue to incur significant capital expenditures associated with the construction of the new brewery in Longueuil, Quebec, through its estimated completion.
Aluminum Prices
The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the first three quarters of 2021. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program to help mitigate price risk exposure for commodities including aluminum and fuel.

Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020. See Part I-Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	% change	September 30, 2021	September 30, 2020	% change
	(In millions, except percentages and per share data)
Financial volume in hectoliters	22.851	23.789	(3.9)%	62.891	64.803	(3.0)%
Net sales	$2,822.7	$2,753.5	2.5%	$7,660.5	$7,359.7	4.1%
Net income (loss) attributable to MCBC	$453.0	$342.8	32.1%	$925.7	$420.8	120.0%
Net income (loss) attributable to MCBC per diluted share	$2.08	$1.58	31.6%	$4.26	$1.94	119.6%
N/M = Not meaningful
Third Quarter 2021 Financial Highlights
Net sales of approximately $2.8 billion in the third quarter of 2021 increased 2.5% from the prior year, primarily due to strong net pricing in both North America and Europe, favorable brand mix from premiumization of the portfolio, as well as positive channel mix as the on-premise continues to reopen, particularly in Europe and Canada, partially offset by the impact of lower financial volumes driven by economy brand declines and U.S. domestic shipment timing. Financial volumes declined 3.9% primarily due to lower brand volumes. Brand volumes decreased 3.6% primarily due to a decline in the U.S. driven by economy brands including the de-prioritzation of non-core SKUs, as well as lower Central Europe volumes and the cycling of prior year volumes of our India business which was disposed of in the first quarter of 2021, partially offset by brand volume growth in Canada and Latin America as the on-premise continues to re-open.
During the third quarter of 2021, we recognized net income attributable to MCBC of $453.0 million compared to $342.8 million in the prior year. The increase was primarily due to lower tax expense primarily driven by a tax benefit recorded due to the effective settlement reached on a tax audit resulting in the release of certain unrecognized tax positions, strong net pricing, favorable brand and channel mix, lower special items charges, lower incentive compensation and favorable movement on unrealized mark-to-market valuations on our commodity positions, partially offset by increases in cost of goods sold from both inflation and mix, lower financial volumes and higher marketing spend.
Worldwide Brand and Financial Volume
Worldwide brand volume (or "brand volume" when discussed by segment) reflects owned or actively managed brands sold to unrelated external customers within our geographic markets (net of returns and allowances), royalty volume and our proportionate share of equity investment worldwide brand volume calculated consistently with MCBC owned volume. Financial volume represents owned brands sold to unrelated external customers within our geographical markets, net of returns and allowances as well as contract brewing, wholesale non-owned brand volume and company-owned distribution volume. Contract brewing and wholesaler volume is included within financial volume, but is removed from worldwide brand volume, as this is non-owned volume for which we do not directly control performance. Royalty volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements and because this is owned volume, it is included in worldwide brand volume. Our worldwide brand volume definition also includes an adjustment from Sales-to-Wholesaler (STW) volume to Sales-to-Retailer (STR) volume. We believe the brand volume metric is important because, unlike financial volume and STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	% change	September 30, 2021	September 30, 2020	% change
	(In millions, except percentages)
Volume in hectoliters:
Financial volume	22.851	23.789	(3.9)%	62.891	64.803	(3.0)%
Less: Contract brewing and wholesaler volume	(1.973)	(1.739)	13.5%	(5.044)	(4.902)	2.9%
Add: Royalty volume	1.220	1.116	9.3%	3.270	2.668	22.6%
Add: STW to STR adjustment	0.443	0.211	110.0%	(0.197)	0.148	N/M
Total worldwide brand volume	22.541	23.377	(3.6)%	60.920	62.717	(2.9)%

Worldwide Brand Volume by Segment in hectoliters
North America	15.927	16.561	(3.8)%	44.744	46.458	(3.7)%
Europe	6.614	6.816	(3.0)%	16.176	16.259	(0.5)%
Total	22.541	23.377	(3.6)%	60.920	62.717	(2.9)%
Our worldwide brand volumes decreased 3.6% and 2.9% for the three and nine months ended September 30, 2021, respectively, compared to prior year. Financial volumes decreased 3.9% and 3.0% for the three and nine months ended September 30, 2021 respectively, compared to prior year. The decline in financial volumes for the three months ended September 30, 2021 was primarily due to lower brand volumes which decreased 3.6%. The decline in brand volumes was primarily due to a decline in the U.S. driven by economy brands including the de-prioritization of non-core SKUs, as well as lower Central Europe volumes and the cycling of prior year volumes of our India business that was disposed of in the first quarter of 2021, partially offset by brand volume growth in Canada and Latin America as the on-premise continues to re-open. The decline in financial volumes for the nine months ended September 30, 2021 was primarily due to the impacts of the coronavirus pandemic which had a greater impact in the 2021 first quarter due to on-premise restrictions in both Europe and North America, particularly in the U.K. and Canada, as well as the cycling of the March 2020 pantry loading at the onset of the coronavirus pandemic and the cycling of the prior year volumes of our India business that was disposed of in the first quarter of 2021.
Net Sales Drivers
For the three months ended September 30, 2021 versus September 30, 2020, by segment (in percentages)

	Financial Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(3.9)%	4.9%	1.5%	2.5%
North America	(4.8)%	2.7%	0.9%	(1.2)%
Europe	(2.0)%	16.7%	4.5%	19.2%
For the nine months ended September 30, 2021 versus September 30, 2020, by segment (in percentages)

	Financial Volume	Price, Product and Geography Mix	Currency	Total
Consolidated	(3.0)%	4.9%	2.2%	4.1%
North America	(3.7)%	4.1%	1.2%	1.6%
Europe	(0.8)%	10.5%	8.0%	17.7%

Income taxes

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Effective tax rate	6%	23%	18%	38%
The decrease in the effective tax rate during the three and nine months ended September 30, 2021 compared to the prior year was primarily driven by a tax benefit of $68 million, including $49 million of a discrete tax benefit. This benefit was recorded due to the effective settlement reached on a tax audit resulting in the release of certain unrecognized tax positions during the third quarter of 2021. For the nine months ended September 30, 2021, the decrease in the effective tax rate from prior year was further impacted by the recognition of approximately $135 million of discrete tax expense related to the hybrid regulations enacted in the second quarter of 2020, as further discussed below.
During the second quarter of 2021, the U.K. government enacted, and royal assent was received for, legislation to increase the corporate income tax rate from 19% to 25%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $18 million in the second quarter of 2021. During the third quarter of 2020, the U.K. government enacted, and royal assent was received for, legislation to repeal the previously enacted reduction to the corporate income tax rate that had been due to take effect April 1, 2020, that changed the previously anticipated corporate income tax rate from 17% to 19%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $6 million in the third quarter of 2020.
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
Since 2018, the U.S. Department of Treasury has continued to issue proposed, temporary and final regulations to implement provisions of the 2017 Tax Act. The final hybrid regulations issued in April 2020 resulted in recognition of approximately $135 million of tax expense in the second quarter of 2020. As a result of the effective settlement reached during the third quarter of 2021, which included resolution of the impact of the hybrid regulations, we expect to pay cash tax and associated interest of approximately $125 million during the fourth quarter of 2021 in finalization of the audit.
Our unrecognized tax benefit position balance was reduced by approximately $250 million during the third quarter of 2021 due to the settlement reached on the tax audit including the hybrid regulations and certain other tax positions, with the amount of the anticipated cash tax payment after application of available net operating losses reclassified to accrued income taxes payable as of September 30, 2021. As of September 30, 2021, we anticipate immaterial changes to our remaining unrecognized tax benefit position within the next 12 months.
Refer to Part I - Item 1. Financial Statements, Note 6, "Income Tax" for discussion regarding our effective tax rate.

Segment Results of Operations
North America Segment

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	% change	September 30, 2021	September 30, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	16.505	17.329	(4.8)%	47.593	49.433	(3.7)%
Sales(2)	$2,563.8	$2,609.4	(1.7)%	$7,275.4	$7,213.2	0.9%
Excise taxes	(339.1)	(357.1)	(5.0)%	(936.3)	(971.0)	(3.6)%
Net sales(2)	2,224.7	2,252.3	(1.2)%	6,339.1	6,242.2	1.6%
Cost of goods sold(2)	(1,347.5)	(1,304.4)	3.3%	(3,909.4)	(3,738.8)	4.6%
Gross profit	877.2	947.9	(7.5)%	2,429.7	2,503.4	(2.9)%
Marketing, general and administrative expenses	(524.6)	(517.3)	1.4%	(1,492.8)	(1,439.1)	3.7%
Special items, net(3)	(7.1)	(29.3)	(75.8)%	(19.4)	(172.5)	(88.8)%
Operating income (loss)	345.5	401.3	(13.9)%	917.5	891.8	2.9%
Interest income (expense), net	(0.3)	(0.3)	0.0%	(1.0)	(2.0)	(50.0)%
Other income (expense), net	0.5	(0.2)	N/M	1.6	(1.3)	N/M
Income (loss) before income taxes	$345.7	$400.8	(13.7)%	$918.1	$888.5	3.3%
N/M = Not meaningful
(1)Excludes royalty volume of 0.619 million hectoliters and 1.771 million hectoliters for the three and nine months ended September 30, 2021, respectively, and excludes royalty volume of 0.584 million hectoliters and 1.387 million hectoliters for the three and nine months ended September 30, 2020, respectively.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items.
Foreign currency impact on results
During the three and nine months ended September 30, 2021, foreign currency movements favorably impacted our income (loss) before income taxes by $2.1 million and $3.0 million, respectively. Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Brand volume decreased 3.8% and 3.7% for the three and nine months ended September 30, 2021, respectively, compared to prior year. The decrease in the three months ended September 30, 2021 was primarily due to a decline in the U,S. driven by economy brands including the de-prioritzation of non-core SKUs, partially offset by growth in above premium. Brand volumes in Canada and Latin America grew as a result of the lower impact of on-premise restrictions in the third quarter of 2021. The decrease in the nine months ended September 30, 2021 was primarily due to a decline in the U.S. driven by economy brands including the de-prioritziation of non-core SKUs and declines in Canada, partially offset by growth in both Latin America and the U.S. above premium portfolio. Financial volume decreased 4.8% and 3.7% for the three and nine months ended September 30, 2021, compared to the prior year. The decrease for the three months ended September 30, 2021 was primarily due to lower brand volumes and unfavorable shipment timing in the U.S. The decrease for the nine months ended September 30, 2021 was primarily due to lower brand volume and lower U.S. shipments attributed to the March 2021 cybersecurity incident and the February 2021 Fort Worth, Texas brewery shut down due to a winter storm, offset by partial recovery subsequent from the first quarter of 2021 from those incidents.
Net sales per hectoliter on a brand volume basis in local currency increased 2.4% and 3.3% for the three and nine months ended September 30, 2021, respectively, compared to prior year. The increase in the three months ended September 30, 2021 was primarily due to net pricing increases and positive brand mix, partially offset by unfavorable geographic mix attributed to growing license volume in Latin America. The increase for the nine months ended September 30, 2021 was primarily due to net pricing increases, positive brand mix and the cycling of prior year estimated keg sales returns and reimbursement related to the on-premise impacts of the coronavirus pandemic, partially offset by unfavorable geographic mix attributed to growing license volume in Latin America. Net sales per hectoliter on a financial volume basis in local currency increased 2.8% and 4.3% for the three and nine months ended September 30, 2021, respectively, compared to the prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 7.5% and 7.2% for the three and nine months ended September 30, 2021, respectively, compared to prior year primarily due to cost inflation, including higher transportation costs and other input costs, mix impacts due to the premiumization efforts and volume deleverage, partially offset by cost savings. The increase in the nine months ended September 30, 2021 was also due to increased inventory obsolescence and the cycling of the favorable prior year resolution of a property tax appeal for the Golden, Colorado brewery, partially offset by the cycling of finished good obsolescence reserves and related costs recognized in the first quarter of 2020 resulting from the on-premise impacts of the coronavirus pandemic and the cycling of prior year charges for the temporary "thank you" pay for certain essential North America brewery employees.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 1.4% and 3.7% for the three and nine months ended September 30, 2021, respectively, compared to the prior year primarily due to increased marking investment behind innovation brands, Miller Lite and Coors Light as well as the cycling of lower spend in the prior year in areas impacted by the coronavirus pandemic, partially offset by lower incentive compensation expense, cost savings related to the revitalization plan, and equity income related to the TYC joint venture which started distribution in Texas in the third quarter of 2021.
Other income (expense), net
The change in other income (expense), net during the three and nine months ended September 30, 2021 was primarily due to foreign currency transaction (gains) losses and the unrealized mark-to-market changes on our HEXO warrants.
Europe Segment

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	% change	September 30, 2021	September 30, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters(1)(2)	6.351	6.478	(2.0)%	15.317	15.443	(0.8)%
Sales(2)	$874.6	$771.9	13.3%	$1,987.1	$1,744.1	13.9%
Excise taxes	(273.6)	(267.8)	2.2%	(658.7)	(615.3)	7.1%
Net sales(2)	601.0	504.1	19.2%	1,328.4	1,128.8	17.7%
Cost of goods sold(2)	(376.5)	(313.9)	19.9%	(877.3)	(783.8)	11.9%
Gross profit	224.5	190.2	18.0%	451.1	345.0	30.8%
Marketing, general and administrative expenses	(140.2)	(117.2)	19.6%	(396.6)	(349.6)	13.4%
Special items, net(3)	9.7	(30.4)	N/M	2.1	(38.1)	N/M
Operating income (loss)	94.0	42.6	120.7%	56.6	(42.7)	N/M
Interest income (expense), net	(1.5)	(1.3)	15.4%	(4.5)	(4.0)	12.5%
Other income (expense), net	(0.8)	(0.4)	100.0%	(2.4)	(0.2)	N/M
Income (loss) before income taxes	$91.7	$40.9	124.2%	$49.7	$(46.9)	N/M
N/M = Not meaningful
(1)Excludes royalty volume of 0.601 million hectoliters and 1.499 million hectoliters for the three and nine months ended September 30, 2021, respectively, and excludes royalty volume of 0.532 million hectoliters and 1.281 million hectoliters for the three and nine months ended September 30, 2020, respectively.
(2)Includes gross inter-segment sales, purchases, and volumes, which are eliminated in the consolidated totals.
(3)See Part I - Item I. Financial Statements, Note 5, "Special Items" for detail of special items.

Foreign currency impact on results
Our Europe segment operates in numerous countries and each country's operations utilize distinct currencies. During the three months ended September 30, 2021, foreign currency movements favorably impacted our income before income taxes by $2.6 million and during the nine months ended September 30, 2021, foreign currency movements unfavorably impacted our income before income taxes by $0.9 million. Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume and net sales
Brand volume decreased 3.0% and 0.5% for the three and nine months ended September 30, 2021, respectively, compared to prior year. The decrease in brand volume was primarily due to increased on-premise restrictions in certain Central and Eastern European markets and the cycling of prior year volumes of our India business which was disposed of in the first quarter of 2021. Financial volume decreased 2.0% and 0.8% for the three and nine months ended September 30, 2021, respectively, compared to prior year.
Net sales per hectoliter on a brand volume basis in local currency increased 11.0% and 8.0% for the three and nine months ended September 30, 2021, respectively, compared to prior year. The increase in the three and nine months ended September 30, 2021 was primarily due to favorable sales mix and positive net pricing, as well as cycling prior year estimated keg sales returns related to the on-premise impacts of the coronavirus pandemic. Net sales per hectoliter on a financial volume basis in local currency increased 17.0% and 10.6% for the three and nine months ended September 30, 2021, respectively, compared to prior year.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 17.5% and 5.1% for the three and nine months ended September 30, 2021, respectively, compared to prior year. The increase in the three and nine months ended September 30, 2021 was primarily due to the impact of sales mix and cost inflation, partially offset by cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 19.6% and 13.4% for the three and nine months ended September 30, 2021, respectively, compared to prior year. The increase in the three and nine months ended September 30, 2021 was primarily due to increased support for our brands, as well as the reinstatement of certain general and administrative expenses to respond efficiently to the market as it begins to recover from the impact of the coronavirus pandemic and unfavorable impacts of foreign currency.

Unallocated

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	% change	September 30, 2021	September 30, 2020	% change
	(In millions, except percentages)
Financial volume in hectoliters	—	—	—%	—	—	—%
Sales	$—	$—	—%	$—	$—	—%
Excise taxes	—	—	—%	—	—	—%
Net sales	—	—	—%	—	—	—%
Cost of goods sold	91.9	64.4	42.7%	315.3	24.7	N/M
Gross profit	91.9	64.4	42.7%	315.3	24.7	N/M
Marketing, general and administrative expenses	—	—	—%	—	—	—%
Special items, net	—	—	—%	—	—	—%
Operating income (loss)	91.9	64.4	42.7%	315.3	24.7	N/M
Interest income (expense), net	(61.5)	(66.3)	(7.2)%	(191.0)	(200.5)	(4.7)%
Other pension and postretirement benefits (costs), net	12.9	7.6	69.7%	38.9	22.7	71.4%
Other income (expense), net	(0.1)	3.0	N/M	(1.5)	4.9	N/M
Income (loss) before income taxes	$43.2	$8.7	N/M	$161.7	$(148.2)	N/M
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity swaps, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented within cost of goods sold in the table above for the three and nine months ended September 30, 2021 and September 30, 2020. As the exposure we are managing is realized, we reclassify the gain or loss to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities" for further information.
Interest income (expense), net
Net interest expense decreased for the three and nine months ended September 30, 2021 compared to the prior year, primarily due to the repayment of debt as part of our deleveraging commitments. See Part I—Item 1. Financial Statements, Note 8, "Debt" for further details.
Other pension and postretirement benefit (costs), net
Unallocated other pension and postretirement benefits increased for the three and nine months ended September 30, 2021 compared to the prior year primarily due to lower pension and postretirement non-service costs.
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
We continue to focus on navigating the lingering challenges presented by the coronavirus pandemic by preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. Specifically, we have taken several actions and considered various potential actions that may be needed to meet short-term and mid-term liquidity needs and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, drawing on our $1.5 billion revolving credit facility, including issuing commercial paper under our U.S. commercial paper program (see Part I—Item 1. Financial Statements, Note 8, "Debt" regarding details of our current borrowings and remaining capacities under these programs), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative expenses as well as capital expenditures, asset monetization, and taking advantage of certain government-sponsored legislation and programs. In addition, we and our board of directors continue to actively evaluate various capital allocation considerations.
While we currently expect to have the necessary cash on hand to repay obligations when due, declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The effects of the coronavirus pandemic are ongoing, and because of its dynamic nature, including uncertainties relating to the spread of variants, the rate of vaccinations and the efficacy of vaccines, the duration of the coronavirus pandemic, the duration of on-premise restrictions and closures and related prolonged weakening of economic or other negative conditions, including the impacts on the global supply chain and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may weaken; prolonged and severe levels of unemployment may negatively impact our consumers; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all. However, in anticipation of these uncertainties, we entered into Amendment No. 2 to our $1.5 billion revolving credit facility on June 19, 2020. While the amendment did not increase our borrowing capacity or extend the term of the facility, it, among other things, (i) temporarily increased certain levels of the applicable rate by 25 basis points for the period that began June 19, 2020 and ended on the last day of the fiscal quarter ended September 30, 2021, and (ii) revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit agreement.
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
Additionally, in response to the coronavirus pandemic, various governmental authorities globally have implemented relief programs which we continue to monitor and evaluate, such as the CARES Act in the U.S. Certain of these relief programs provide temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. Of the $130 million of temporary tax payment deferrals as of December 31, 2020, approximately $75 million was repaid during the three months ended September 30, 2021, with approximately $55 million outstanding as of September 30, 2021. Of the remaining balance, more than half is expected to be paid in the fourth quarter of 2021.
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of September 30, 2021, approximately 89% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. However, we continue to assess the impact of the 2017 Tax Act and related U.S. Department of Treasury proposed, temporary and final regulations, on the tax consequences of future cash repatriations. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these strategies, including external committed and non-committed credit agreements accessible by MCBC and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the on-going coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S.
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
Separately, as discussed in Part I - Item 1. Financial Statements, Note 6, "Income Tax", the U.S. Department of Treasury issued final hybrid regulations in April 2020, which resulted in recognition of approximately $135 million in the second quarter of 2020. As a result of the effective settlement reached during the third quarter of 2021, which included resolution of the impact of the hybrid regulations, we expect to pay cash tax and associated interest of approximately $125 million during the fourth quarter of 2021 in finalization of the audit.
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II-Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,267.7 million for the nine months ended September 30, 2021 decreased $225.5 million compared to $1,493.2 million for the nine months ended September 30, 2020, primarily due to the unfavorable timing of working capital, higher cash paid for taxes and lower net income adjusted for non-cash add-backs, partially offset by lower interest paid. The nine months ended September 30, 2020 benefited from over $200 million of net tax payment deferrals related to various government-sponsored deferral programs associated with the coronavirus pandemic while during the nine months ended September 30, 2021, we made approximately $75 million of net repayments against the tax payment deferral.
Cash Flows from Investing Activities
Net cash used in investing activities of $353.1 million for the nine months ended September 30, 2021 decreased $98.2 million compared to $451.3 million for the nine months ended September 30, 2020, primarily due to lower capital expenditures and higher proceeds from sales of properties and other assets, partially offset by higher cash outflows from other investing activities. Lower capital expenditures were the result of the timing of capital projects.
Cash Flows from Financing Activities
Net cash used in financing activities of $1,049.6 million for the nine months ended September 30, 2021 increased $208.3 million compared to $841.3 million for the nine months ended September 30, 2020 primarily due to lower borrowings under our revolving credit facility and commercial paper program and higher net debt repayments, partially offset by lower dividend payments and lower net cash outflows from other financing activities.
Capital Resources
Cash and Cash Equivalents
We had total cash and cash equivalents of $616.3 million as of September 30, 2021, compared to $770.1 million as of December 31, 2020 and $731.3 million as of September 30, 2020. The decrease in cash and cash equivalents from December 31, 2020 and September 30, 2020 was primarily due to net debt repayments, including the repayment of our $1.0 billion 2.1% senior notes which matured in July 2021, capital expenditures and dividend payments, partially offset by net cash provided by operating activities and proceeds from the sale of properties and other assets. The decrease from September 30, 2020 was further driven by net commercial paper repayments.

Borrowings
We repaid in full our $1.0 billion 2.1% notes that matured on July 15, 2021 using a combination of commercial paper borrowings and cash on hand and also settled the associated cross currency swap. Notional amounts below are presented in USD based on the applicable exchange rate as of September 30, 2021. Refer to Part I—Item 1. Financial Statements, Note 8, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2021
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of September 30, 2021, we had $1.5 billion available to draw on our $1.5 billion revolving credit facility. The borrowing capacity is also reduced by borrowings under our commercial paper program. As of September 30, 2021, we had total outstanding borrowings under our commercial paper program of approximately $45 million.
We intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper programs for liquidity as needed. We also have JPY, CAD, GBP and USD overdraft facilities as well as an additional JPY line of credit across several banks should we need additional short-term liquidity.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets and restrictions on mergers, acquisitions and certain types of sale lease-back transactions. Additionally, under the $1.5 billion revolving credit facility, the maximum leverage ratio as of September 30, 2021 is 4.50x net debt to EBITDA with a 0.50x reduction to 4.00x net debt to EBITDA for the fiscal quarter ending December 31, 2021 through maturity of the credit facility. As of September 30, 2021 and December 31, 2020, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2021 rank pari-passu.
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
See Part I—Item 1. Financial Statements, Note 8, "Debt" for details of all debt issued and outstanding as of September 30, 2021.
The following summarized financial information relates to the Obligor Group as of September 30, 2021 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Nine Months Ended
September 30, 2021
(in millions)
Net sales, out of which:	$6,274.3
Intercompany sales to non-guarantor subsidiaries	$23.2
Gross profit, out of which:	$2,683.5
Intercompany net costs from non-guarantor subsidiaries	$(312.3)

Net interest expense third parties	$(191.8)
Intercompany net interest income from non-guarantor subsidiaries	$91.6

Income before income taxes	$1,146.3
Net income	$924.1

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Total current assets, out of which:	$1,970.9	$1,662.5
Intercompany receivables from non-guarantor subsidiaries	$274.2	$184.4
Total noncurrent assets, out of which:	$25,293.4	$25,378.7
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,963.7	$3,962.2

Total current liabilities, out of which:	$2,720.6	$3,089.4
Current portion of long-term debt and short-term borrowings	$548.4	$1,001.4
Intercompany payables due to non-guarantor subsidiaries	$79.8	$72.3
Total noncurrent liabilities, out of which:	$13,723.2	$14,046.4
Long-term debt	$6,586.6	$7,129.8
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$4,289.4	$4,117.6
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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted-Average Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.26	1.34	1.26	1.35
Euro (EUR)	0.85	0.85	0.83	0.86
British Pound (GBP)	0.73	0.77	0.72	0.79
Czech Koruna (CZK)	21.63	22.72	21.32	23.71
Croatian Kuna (HRK)	6.36	6.46	6.26	6.68
Serbian Dinar (RSD)	99.81	101.25	98.23	104.16
Romanian Leu (RON)	4.17	4.12	4.12	4.22
Bulgarian Lev (BGN)	1.66	1.68	1.64	1.74
Hungarian Forint (HUF)	300.22	304.53	298.80	306.34

	As of
	September 30, 2021	December 31, 2020
Closing Exchange Rate (1 USD equals)
Canadian Dollar (CAD)	1.27	1.27
Euro (EUR)	0.86	0.82
British Pound (GBP)	0.74	0.73
Czech Koruna (CZK)	21.89	21.47
Croatian Kuna (HRK)	6.47	6.18
Serbian Dinar (RSD)	101.52	96.34
Romanian Leu (RON)	4.27	3.98
Bulgarian Lev (BGN)	1.69	1.60
Hungarian Forint (HUF)	310.43	296.94
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
Capital Expenditures
We incurred $334.5 million, and paid $363.4 million, for capital improvement projects worldwide in the nine months ended September 30, 2021, excluding capital spending by equity method joint ventures, representing a decrease of $38.8 million from the $373.3 million of capital expenditures incurred in the nine months ended September 30, 2020. This decrease was primarily due to the timing of expenditures for capital projects. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

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
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of September 30, 2021, we did not have any other material off-balance sheet arrangements.
Outlook
While we have had setbacks in the year like the challenge with the February 2021 Texas winter storm, the March 2021 cybersecurity incident and the continued government restrictions related to the coronavirus pandemic, including those that shut down the entire on-premise channel in the U.K. in the first quarter, we are making progress against our strategic priorities and revitalization plan. We continue to strive to build on the strength of our iconic core brands, grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and communities. Uncertainty still exists in the level of governmental or societal orders or restrictions on public gatherings and on-premise venues, including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market, including outbreaks of variants, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants and the impact this has on our customers and consumers. In addition, we experienced and continue to expect to incur higher than expected inflation, including increased transportation costs and input materials.
We made progress against our plan to build on the strength of our core brands, Coors Light and Miller Lite, by putting even more marketing behind these two iconic brands. This investment has proven fruitful as Coors Light increased its share of the total beer category in the United States in the third quarter of 2021. We plan to continue to build the strength of these two iconic brands and continue to invest in marketing behind the brands.
Our revitalization plan continues to deliver results as we grow our above premium portfolio and expand beyond the beer aisle. We focused efforts to de-prioritize non-core SKUs in the economy segment and premiumize our portfolio which has driven positive brand mix and incremental net sales revenue in 2021. Our growth in the above premium portfolio has been driven by the growth in our hard seltzer portfolio. We expanded our hard seltzer portfolio around the world with Vizzy and Coors Seltzer launching in Canada and will launch Topo Chico Hard Seltzer across Canada beginning in 2022. We plan to also expand distribution of Topo Chico Hard Seltzer to all markets in the U.S. and expand our product offerings including new packages and flavors. We launched the Three Fold hard seltzer brand in the U.K. and extended seltzers into Central Europe as well. We plan to continue to grow our share of the hard seltzer market. We invested in our hard seltzer production capacity in the U.S., Canada and the U.K. which we believe will drive efficiencies and improve our profit margin. In addition we announced the launch of our new flavor of Blue Moon LightSky.
During the third quarter 2021, TYC commenced retail operations with its first product sales in the state of Texas.
We are mindful of the continued challenges and the uncertainty that remains and are focused on doing what is best not only in the near-term, but also positioning the business for medium- and long-term success. Our improved financial flexibility has enabled us to invest in our business while continuing to de-lever our balance sheet and to issue a quarterly dividend.

Interest
We anticipate 2021 consolidated net interest expense of approximately $270 million, plus or minus 5%.
Deleverage & Dividends
We currently intend to maintain our investment grade debt rating and we are committed to further deleveraging in 2021 in accordance with our plans.
Tax
Our effective tax rate for 2021 will be significantly impacted by the tax benefit recorded during the third quarter of 2021 related to the effective settlement reached on a tax audit, which resulted in release of certain unrecognized tax positions. As a result of this settlement, we expect to pay cash tax and associated interest of approximately $125 million during the fourth quarter of 2021 in finalization of the audit.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first three quarters of 2021, except as noted below. See Part I—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the results of our 2020 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
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
For details of our derivative instruments that are presented on the balance sheet, including their fair values as of period end, see Part I—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities." On a rolling twelve-month basis, maturities of derivative financial instruments held on September 30, 2021, based on foreign exchange rates as of September 30, 2021, are as follows:

Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(In millions)
$221.2	$197.0	$112.0	$(87.8)	$—
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

The following table presents the results of the sensitivity analysis, which reflects the impact of a hypothetical 10% adverse change in each of these risks to our derivative and debt portfolio, with the exception of interest rate risk to our forward starting interest rate swaps in which we have applied an absolute 1% adverse change to the respective instrument's interest rate:

	As of
	September 30, 2021	December 31, 2020
	(In millions)
Estimated fair value volatility
Foreign currency risk
Forwards	$(20.1)	$(20.5)
Foreign currency denominated debt	$(176.3)	$(190.4)
Cross currency swaps	$—	$(43.0)
Interest rate risk
Debt	$(184.4)	$(219.7)
Forward starting interest rate swaps	$(161.5)	$(177.1)
Commodity price risk
Commodity swaps	$(106.2)	$(96.0)
Commodity options	$—	$—
Equity price risk
Warrants	$—	$(0.1)
The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Therefore, actual changes in fair values could differ significantly from the results presented in the table above.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We expend significant financial resources to protect against threats and cyber-attacks and may be required to further expend financial resources to alleviate problems caused by physical, electronic and cyber security breaches, including the potential for increased ongoing expenses related to the March 2021 cybersecurity incident and to address possible increased information system attacks as a result of the incident. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results. For example, we incurred certain incremental net one-time costs of $2.4 million in the nine months ended September 30, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.
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
10.1
Amendment No. 3 to the Credit Agreement, dated as of October 5, 2021, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 7, 2021).

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
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) October 28, 2021