Form 10-K
period 2021-12-31
MOLSON COORS BEVERAGE CO
filed 2022-02-23
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .
Commission File Number: 1-14829
Molson Coors Beverage Company
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
P.O. Box 4030, NH353, Golden, Colorado, USA
111 Boulevard Robert-Bourassa, 9th Floor, Montréal, Québec, Canada
(Address of principal executive offices)
84-0178360
(I.R.S. Employer Identification No.)
80401
H3C 2M1
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on the last trading day of the registrant's most recently completed second fiscal quarter, June 30, 2021, was approximately $9.8 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by officers and directors of the registrant (and their respective affiliates) as of June 30, 2021, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 16, 2022.
Class A Common Stock—2,562,506 shares
Class B Common Stock—200,598,966 shares
Exchangeable shares:
As of February 16, 2022, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable Shares—2,717,367 shares
Class B Exchangeable Shares—11,104,565 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2022 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2021, are incorporated by reference under Part III of this Annual Report on Form 10-K.

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Items Affecting Reported Results", with respect to expectations regarding the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results, expectations regarding future dividends, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan, expectations of cost inflation, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I—Item 1A "Risk Factors" elsewhere throughout this report, and those described from time to time in our past and future reports filed with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Risks Factors Summary
Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. Risk Factors of this report. These risks include, but are not limited to, the following:
•the coronavirus pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions;
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
•environmental, social and governance (“ESG”) issues, climate change and other weather events;

•inadequate supply or availability of quality water;
•loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise;
•labor strikes, work stoppages or other employee-related issues;
•our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions;
•a breach of our information systems;
•investment performance of pension plan holdings and related pension plan costs;
•our dependence on key personnel;
•our significant debt level and the agreements governing such debt, which subject us to financial and operating covenants and restrictions;
•a deterioration in our credit rating;
•our significant exposure to changes in commodity prices;
•our dependence on the global supply chain and impacts of supply chain constraints and inflationary pressure;
•impairments of the carrying value of our goodwill and other intangible assets;
•the estimates and assumptions on which our financial projections are based which may prove to be inaccurate;
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
•our ability to effectively operate our joint ventures and to identify, complete or integrate attractive joint ventures into our existing operations;
•the dependence of our U.S. business on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products;
•the effect of government mandated changes to the retail distribution model resulting from new regulations on our Canada business;
•our Americas business joint ventures in the Canadian cannabis industry and the U.S. CBD beverage industry;
•if Pentland and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of our board of directors do not agree on certain actions; and
•the interests of the controlling stockholders may differ from those of other stockholders.

PART I
ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. As of December 31, 2021, we changed the names of our reporting segments to the Americas and EMEA&APAC segments (formerly named the North America segment and Europe segment, respectively) to better reflect the geographic locations encompassed within the reportable segments. This change to our segment names had no impact on the composition of our segments, our financial position, results of operations, cash flow or segment level results previously reported. Our Americas segment operates in the U.S., Canada and various countries in the Caribbean, Latin and South America and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific. Certain figures and certain discussions of markets throughout this section focus on the largest regions of our Americas segment and excludes discussion of Latin America and the Caribbean due to data not being readily available. Certain figures and certain discussions of markets throughout this section focus on the largest region of our EMEA&APAC segment and excludes discussions of the Middle East, Africa and APAC due to data not being readily available.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
Background
For more than two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling, and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Coors Seltzer, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce many beloved and iconic beer brands. While our Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Molson and Coors were founded in 1786 and 1873, respectively. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Coors was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, Adolph Coors Company merged with Molson Inc. ("the Merger"). Upon completion of the Merger, Adolph Coors Company changed its name to Molson Coors Brewing Company. On October 11, 2016, we entered into a purchase agreement with Anheuser-Busch InBev SA/NV to acquire 100% of the outstanding equity and voting interests of MillerCoors, previously a joint venture between MCBC and the former SABMiller plc. In January 2020, we changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in connection with our expansion beyond the beer aisle.
Our revitalization plan, announced on October 28, 2019, focuses on the execution of the following principal strategies: building on the strength of our iconic core brands, growing our above premium portfolio, expanding beyond the beer aisle and investing in our capabilities and supporting our people and communities. Through the execution of the revitalization plan, we broadened our range of products and offerings within our portfolio to also include, among others, hard seltzers, ready to drink beverages and a variety of non-alcoholic beverage offerings. In order to support the overall premiumization of our portfolio, we have strategically de-prioritized certain non-core economy SKUs. The revitalization plan is intended to drive sustainable net sales and earnings growth, despite potential volume declines as the portfolio mix shifts towards a higher composition of above premium products.

Coronavirus Global Pandemic
Starting at the end of the first quarter of 2020, the coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations. In 2021, we saw improvements in the marketplace related to the coronavirus global pandemic as on-premise locations began to re-open around the world at varying degrees, despite setbacks in certain markets related to the outbreak of new variants. The extent to which our operations will continue to be impacted by the coronavirus pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the level of governmental or societal orders or restrictions on public gatherings and on-premise venues, including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market, including outbreaks of variants, changes in consumer behavior, inflationary pressures resulting from the coronavirus pandemic, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the coronavirus pandemic and resulting impacts to our business.
See further discussion of the status of the coronavirus pandemic and its impacts on our Company, including the on- and off-premise impacts to our segments in Part II. Item 7. Management's Discussion and Analysis.
Industry Overview
The brewing industry has significantly evolved over the years to become an increasingly global beer market. The industry was previously founded on local presence with modest international expansion achieved through export, license and partnership arrangements. Over time the market has become increasingly complex as the consolidation of brewers has occurred globally, resulting in a small number of large global brewers representing the majority of the worldwide beer market. In addition to the consolidation and the acquisitive nature of the industry, exports, licensing and partnership arrangements continued to be used and these transactions typically occurred between the same global competitors that make up the majority of the market. At the same time, smaller local brewers within certain established markets have experienced accelerated growth as consumers increasingly place value on locally-produced, regionally-sourced products. In addition to the growth of smaller local craft breweries, changing consumer trends are pushing the industry toward above premium, including flavored malt beverages, craft beer and beyond beer altogether. In recent years, the hard seltzer market has emerged and has experienced significant growth, particularly in the U.S. While we do not believe that the rapid growth will continue as the market has matured, we do believe the hard seltzer market will continue to be of importance. As the beer industry continues its evolution of consolidation and diversification of its products to meet consumer demand with broadening preferences, we believe large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward. We believe we are well positioned to compete in this continually evolving market, particularly in beer, hard seltzer and beyond.
Global Competitors' Market Capitalization
We evaluate ourselves in relation to other global brewers using various metrics, including overall market capitalization, volume, net sales, gross margins and net profits, as well as our position within each of our core markets, with the goal to be the first choice for our people, consumers and customers. To provide a perspective of the relative size of the major participants in the global brewing market, the market capitalization of our primary global competitors, based on foreign exchange rates as of December 31, 2021, were as follows:

Market Capitalization
(In billions)
Anheuser-Busch InBev SA/NV ("ABI")	$122.1
Heineken N.V. ("Heineken")	$64.7
Carlsberg Group ("Carlsberg")	$25.5
Asahi Group Holdings, Ltd. ("Asahi")	$19.7
MCBC	$10.2
Our Products
We have a diverse portfolio of beloved and iconic owned and partner brands including Blue Moon, Carling, Coors Banquet, Coors Light, Miller High Life, Miller Genuine Draft, Miller Lite and Staropramen. We continue to invest in and focus on growing these brands. In addition to these iconic brands, we offer products in the above premium, including flavored malt beverages (which includes hard seltzers), craft and ready to drink beverages, premium (which includes premium lights) and economy segments. Further, our modern and growing portfolio expands beyond the beer aisle as well. We craft and distribute high-quality, innovative beverages with the purpose of uniting people to celebrate all life’s moments. The following includes the primary brands sold in each of our segments.

Brands sold in the Americas Segment

Arizona Hard Green Tea(3)	Hop Valley brands	Redd's(4)
Arnold Palmer Spiked(3)	Icehouse	Revolver brands
Atwater Brewing brands	Keystone	Rickard's
Belgian Moon	La Colombe(5)	Staropramen
Belgian Moon LightSky	Le Trou du Diable	Steel Reserve
Blue Moon	Leinenkugel's	Terrapin brands
Blue Moon LightSky	Mad Jack	Topo Chico Hard Seltzer(6)
Brasseurs de Montréal brands	Mickey's	Vizzy Hard Seltzer
Carling	Miller64	ZOA(7)
Carling Black Label	Miller Genuine Draft
Coors Banquet	Miller High Life	Licensed premium import brands(2)
Coors Edge	Miller Lite	Dos Equis
Coors Light	Milwaukee's Best	Heineken
Coors Original	Molson Canadian	Heineken 0.0
Coors Seltzer	Molson Dry	Moretti
Coors Slice	Molson Export	Sol
Creemore Springs	Molson Ultra	Strongbow cider
Exel	Old Style Pilsner
Granville Island	Olde English
Hamm's	Peroni Nastro Azurro(1)
Henry's Hard Soda	Pilsner Urquell(1)

(1) Under perpetual royalty-free license from Asahi.
(2) Under license from Heineken. The brand Heineken is under license in Canada only. The brand Sol is under license in the U.S. and Canada.
(3) In partnership with Hornell Brewing, an affiliate of Arizona Beverages.
(4) Under perpetual royalty-free license from ABI.
(5) Under a distribution agreement with La Colombe Torrefaction, Inc.
(6) Under brand authorization agreements with The Coca Cola Company.
(7) Under a distribution agreement with Zoa Energy, LLC.
Brands sold in the EMEA&APAC Segment

Aspall Cider	Cobra(1)	Niksicko
Bavaria(1)	Coors	Ozujsko
Beck's(1)	Corona Extra(1)	Rekorderling Cider(1)
Bergenbier	Jelen	Sharp's Doom Bar
Blue Moon	Kamenitza	Staropramen
Borsodi	Lowenbrau(1)	Stella Artois(1)
Branik	Madri	Three Fold Hard Seltzer
Carling	Miller Genuine Draft
(1) The European business has licensing and distribution agreements with various other brewers through which it also brews and distributes Beck's, Lowenbrau and Stella Artois, as well as a distribution agreement for the exclusive distribution of the Corona brand, throughout the Central European countries in which we operate. We have an agreement with Dutch brewer, Bavaria, for the exclusive on-premise and off-premise rights to the sales, distribution and customer marketing of Bavaria and its portfolio of brands in the U.K. We have an agreement for licensed brewing and distribution of the Bavaria portfolio in Croatia, Bosnia and Herzegovina, Serbia and Montenegro. We also distribute the Rekorderlig cider brand in the U.K. and the Republic of Ireland. In the U.K., we also sell the Cobra brands through the Cobra Beer Partnership Ltd. joint venture. Additionally, in order to be able to provide a full line of beer and other beverages to our U.K. on-premise customers, we sell "factored" brands, which are third-party beverage brands for which we provide distribution to retail, typically on a non-exclusive basis.

Our Segments
In 2021, we operated the following segments: Americas and EMEA&APAC. A separate operating team manages each segment and each segment manufactures, markets, distributes and sells beer as well as offers a modern and growing portfolio that expands beyond the beer aisle. No single customer accounted for more than 10% of our consolidated sales in 2021, 2020 or 2019.
Americas Segment
•Headquarters: Chicago, Illinois
•Approximately 9,800 employees as of December 31, 2021
•North America's oldest beer company and second largest brewer by volume in North America, representing approximately 20% of the total 2021 North America beer market, which is the largest region of our Americas segment.
•Currently operating nine primary breweries, ten craft breweries and two container operations.
The Americas segment also includes a partnership arrangement related to the distribution of beer in Ontario, Canada, Brewers' Retail Inc. ("BRI"), and in the western provinces of Canada, Brewers' Distributor Ltd. ("BDL"). BRI and BDL are accounted for under the equity method of accounting. The majority of ownership in BRI resides with Molson Canada 2005 (a wholly-owned subsidiary of our Company), Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BDL is jointly owned by Molson Canada 2005 and ABI. In addition, we have an agreement with Heineken that grants us the right to import, market, distribute and sell certain Heineken products in Canada. The Americas segment also includes Truss, our joint venture with HEXO Corp. ("HEXO") in Canada which produces and markets non-alcoholic, cannabis-infused beverages in Canada.
Additionally, in the third quarter of 2020, in collaboration with D.G. Yuengling & Son, Inc. ("Yuengling"), we formed The Yuengling Company LLC ("TYC"), a joint venture equally owned by MCBC and DGY West Holdings, LP ("DGY West") that, pursuant to an operating agreement, was formed to expand commercialization of Yuengling's brands for any new market expansion outside of Yuengling's then 22-state footprint and New England. During the third quarter of 2021, TYC commenced retail operations with its first product sales in the state of Texas.
Sales and Distribution
Our go to market strategy differs slightly between the geographic regions of the Americas segment due to the differences in regulations among those geographic areas.
In the U.S., beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 350 independent distributors and one Company-owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts. Coors Distributing Company distributed approximately 2% of our total owned and non-owned Americas segment volume in 2021. Transportation of our product to distributors in the U.S. is primarily contracted through third-party logistics providers and shipped by truckload. We have long-term contracts in place with third-party logistics providers to mitigate price fluctuations in freight costs. In instances where transportation needs cannot be met by contracted freight carriers, we utilize the spot freight market. Over the years, the trucking industry has experienced an aging driver demographic which has led to a decreased supply of truck drivers. Additionally, since the onset of the coronavirus pandemic, this trend accelerated as the trucking industry has seen an increased shortage in truck drivers which has resulted in inflation across certain supply chains. In response to trends seen within the transportation industry, we have begun to transport more products via railway, through insulated boxcars or intermodal shipping containers, as an action taken to mitigate the level of inflation seen in freight costs within the trucking industry.
In Canada, because provincial governments regulate the beer industry and provincial liquor boards control the distribution and retail sale of alcohol products, distribution strategies vary by province. The transportation of our products in Canada varies by the go to market strategy in each province.
In Ontario, beer is primarily purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), at approved agents of the LCBO, at certain licensed grocery stores, or at any bar, restaurant, or tavern licensed by the LCBO to sell alcohol for on-premise consumption. The BRI retail outlets operate under The Beer Store name. Brewers may deliver directly to BRI's outlets or may choose to use BRI's distribution centers to access retail stores in Ontario, the LCBO system, the grocery channel and licensed establishments. We primarily distribute our products to The Beer Store by truckload. In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Coors, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and BRI in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. See Part I, Item 1A. Risk Factors, Part II, Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for further discussion.
In Québec, the distribution and sale of beer is governed by the Québec Alcohol Corporation ("SAQ"). Beer is distributed to retail outlets, primarily by truckload, directly by each brewer or through approved independent agents. We are the agent for the licensed brands we distribute. The brewer or agent distributes the products to permit holders for retail sales for on-premise consumption. Québec retail sales for off-premise consumption are made through grocery and convenience stores, as well as government operated outlets.
BDL manages the distribution of our products throughout British Columbia, Alberta, Manitoba and Saskatchewan. Our products can be purchased by consumers at the government's Liquor Distribution Branch retail outlet, at any independently owned and licensed retail store or at any licensed establishment for on-premise consumption in British Columbia and, in Alberta, at retail outlets licensed by the Alberta Gaming and Liquor Commission or licensees such as bars, hotels and restaurants. BDL primarily distributes products to customers by truckload. Our products are distributed and sold by local liquor boards in the Maritime Provinces, except Newfoundland, independent distributors in Newfoundland and government liquor commissioners in Yukon, Northwest territories and Nunavut.
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
In the Americas segment, the on-premise channel includes sales to bars and restaurants while the off-premise channel includes sales in convenience stores, grocery stores, liquor stores and other retail outlets including The Beer Store in Ontario, Canada which is Canada's largest beer retailer.
The following table reflects the industry channel share trends over the last five years in the largest regions of our Americas segment, the U.S. and Canada. Percentages reflect estimates based on market data currently available.

	Industry channel trend
	2021	2020	2019	2018	2017
On-premise	13%	9%	16%	16%	16%
Off-premise	87%	91%	84%	84%	84%
Prior to the year ended December 31, 2020, the split between on-premise and off-premise remained relatively stable. During the year ended December 31, 2020, we experienced a significant adverse impact resulting from the closure of the on-premise channel and increased restrictions as a result of the on-set of the coronavirus pandemic which effectively shut down the on-premise channel in the U.S. and Canada which began in March 2020 and continued into June 2020. During the second half of 2020, we saw a limited on-premise channel reopening in the U.S. and Canada as the on-premise channel was restricted at varying degrees. During the year ended December 31, 2021, we began to see a return to the on-premise channel in the U.S. and Canada as a result of the on-premise channel progressively reopening. However, business and consumer uncertainty in this channel persisted and, as a result, we did not see a full return to pre-pandemic levels. While improvement has occurred in many provinces in Canada in 2021, the level of restrictions continues to evolve, frequently moving along a spectrum between full lock down and the easing of restrictions based on the evolution of the coronavirus pandemic and related variants.
As we continue to recover from the coronavirus pandemic, any governmental or societal impositions of restrictions on public gatherings, including any vaccine mandates or testing requirements, especially if prolonged in nature will continue to impact on-premise traffic and, in turn, our business. See Part II. Item 7. Management's Discussion and Analysis, "Items Affecting Reported Results" & "Segment Results of Operations—Americas", for further details.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. Hops used to brew our products are purchased from suppliers in the U.S. and Europe. These contracts vary in length based on market conditions and cover our supply requirements through 2022.

We malt a majority of our production requirements in the U.S. and Canada, using barley purchased primarily under annual contracts from independent farmers located predominately in the western U.S. and Canadian Prairies. In addition, we source barley malt from three other commercial providers, from which we have a committed supply until at least 2022. Other brewing adjuncts are sourced from three main suppliers, all in the U.S. and Canada, with committed supply through 2022. Other malt and cereal grains are purchased primarily from suppliers in the U.S. and Canada.
In the U.S. and Canada, we both own and lease water rights, as well as purchase water through local municipalities and communities, to provide for and sustain brewing operations in case of a prolonged drought in the regions where we have operations.
We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.
Packaging Materials
The following summarizes the percentage of packaging materials by type for the largest regions of our Americas segment, the U.S. and Canada, for the year ended December 31, 2021. In recent years, we saw a shift to aluminum cans from glass bottles, and this trend accelerated during the year ended December 31, 2020 as a result of the on-premise channel closing at various degrees from March 2020 into June 2020. While we saw a shift back from aluminum cans to kegs during the year ended December 31, 2021, as a result of the on-premise progressively reopening, aluminum cans continue to represent a greater percentage of packaging materials as compared to the years prior to the coronavirus pandemic.
Aluminum cans or bottles
•A portion of the aluminum cans and ends was purchased from Rocky Mountain Metal Container ("RMMC"), our joint venture with Ball Corporation ("Ball"), whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado.
•In addition to the supply agreement with RMMC, we have a supply agreement with Ball to purchase aluminum containers in addition to what is supplied through RMMC. The supply agreement with Ball expires on December 31, 2023. Additionally, we have commercial arrangements with other can suppliers to provide sleek cans. We are currently in negotiations with these sleek can suppliers and do not anticipate an issue in finalizing these contracts.
•The RMMC joint venture agreement along with the cans and ends purchase agreement are in process of being renegotiated and we do not anticipate an issue in finalizing these contracts.
•In Canada, we source cans and ends from two primary providers with the related contracts ending December 31, 2023.
Glass bottles
•A portion of the glass bottles was provided by Rocky Mountain Bottle Company ("RMBC"), our joint venture with Owens-Brockway Glass Container, Inc. ("Owens"), whose production facilities, which are leased from us, are located in Wheat Ridge, Colorado. The RMBC joint venture agreement expires on July 31, 2025.

•In addition to the supply agreement with RMBC, we have a supply agreement with Owens for requirements in excess of RMBC's production, which expires on March 31, 2022. We are currently renegotiating the agreement and do not anticipate an issue in extending these contracts.
•In Canada, we single source glass bottles and have a committed supply through March 2022. We are currently in negotiations and do not anticipate an issue in renegotiating and extending the contract.
•The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales.
•The distribution systems in each Canadian province generally provide the collection network for returnable glass bottles and aluminum cans.
Kegs and casks
•Kegs are packaged in half, quarter and one-sixth barrel stainless steel kegs in the U.S. and packaged in 58.67 liter, 50 liter, 30 liter and 20 liter kegs in Canada.
•A limited number of kegs are purchased each year, and we have no long-term supply agreement.
Across the Americas segment, crowns, labels, corrugate and paperboard are purchased from a small number of sources unique to each product. In Canada, the standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment.
While we have experienced some challenges in obtaining supplies required for certain packaging materials in 2021 as a result of the global supply chain disruption, partially due to the impact of the coronavirus pandemic, these more severe supply constraints were short term in nature and overall, did not impact our ability to produce product and meet production forecasts.
Contract Manufacturing
We have agreements to brew, package and ship products for Pabst Brewing Company, LLC ("Pabst") and TYC, and an agreement with Labatt USA Operating Co, LLC to brew and package certain Labatt brands for export.
Seasonality of the Business
Total industry volume is sensitive to factors such as weather, changes in demographics, consumer preferences and drinking occasions. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Accordingly, consumption of beer in the Americas segment is seasonal, with nearly 37% of sales volume occurring during the months from May through August.
Known Trends and Competitive Conditions
2021 Beer Industry Overview
The beer industry in the largest regions of our Americas segment, the U.S. and Canada, is highly competitive, and the two largest brewers, ABI and MCBC together represented the majority of the market in 2021. However, the two largest brewers lost share in 2021 due to volume growth in the flavored malt beverage (including hard seltzers), import and super premium portfolios as consumer preferences continue to shift within the industry to above premium. We believe growing or even maintaining our market share will require building on the strength of our core brands, premiumizing our portfolio and continuing to increase our presence in the fast-growing areas of the industry and beyond the beer aisle.
The following table summarizes the estimated percentage market share by volume of beer (including flavored malt beverages) and other alcohol beverages, including wine and spirits, as a component of the overall U.S. and Canada alcohol market over the last five years. We anticipate that the 2021 data, when available, will reflect a continuation of the recent consumer trends. Percentages reflect estimates based on market data currently available.

	2020	2019	2018	2017	2016
Beer	47%	48%	49%	49%	50%
Other alcohol beverages	53%	52%	51%	51%	50%

Our Competitive Position
Our portfolio of beers competes with numerous above premium, premium and economy brands. These competing brands are produced by international, national, regional and local brewers. We compete most directly with ABI brands, but also compete with imports and other providers of craft beer and flavored malt beverages. Our products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Driven by, among other things, increased spirits advertising, a narrowing price gap with wine and spirits, along with increased wine and spirits sales execution, sales of wine and spirits have grown faster than sales of beer in recent years, resulting in a reduction in the beer segment's lead in the overall alcohol beverage market.
The following table summarizes the estimated percentage share of the largest regions of our Americas segment, U.S. and Canada, represented by MCBC, ABI and all other brewers over the last five years. Current year percentages reflect estimates based on market data currently available.

	2021	2020	2019	2018	2017
MCBC's share	21%	22%	23%	24%	25%
ABI's share	40%	41%	41%	42%	42%
Others' share	39%	37%	36%	34%	33%
Regulation
The U.S. beer business is regulated by federal, state and local governments. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies.
U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2021, our U.S. business excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. This included the impact of the U.S. Craft Beverage Modernization and Tax Reform Act, which took effect on January 1, 2018 for all qualified large domestic brewers and importers, and was made permanent by the U.S. Consolidated Appropriations Act 2021 on December 27, 2020. This law resulted in reduced U.S. federal excise taxes by $2 per barrel on the first six million barrels, which equated to $1.70 per hectoliter on this portion of our 2021 volume sold. Our practice is to transfer a portion of these savings to distributors consistent with the revenue splitting approach of our U.S. business' economic model. Excise taxes are levied in specific state and local jurisdictions at varying rates. Refer to Part I—Item 1A. Risk Factors for risks associated with the regulatory environment in the U.S.
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer (including the establishment of minimum prices), and impose commodity taxes, mark-ups and license fees in relation to its production, distribution and sale. In addition, the Canadian federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. Both levels of government are also similarly involved in other categories of alcoholic beverages produced or imported into Canada. In 2021, our Canadian business excise taxes, federal and provincial, were approximately $59 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially with the U.S., affect the Canadian beer industry.

EMEA&APAC Segment
•Headquarters: Burton-on-Trent, U.K.
•Approximately 6,500 employees as of December 31, 2021
•Europe's second largest brewer by volume, on a combined basis, within the countries in which we operate, with an approximate aggregate 18% market share (excluding factored products) in 2021.
•Currently operating eleven primary breweries, seven craft breweries and one cidery.
•The EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific.
The majority of our EMEA&APAC segment sales are in the U.K., Croatia, Czech Republic and Romania. Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Ozujsko in Croatia, and Niksicko in Montenegro. We have beers that rank in the top three in market share in their respective segments throughout the region, such as Bergenbier in Romania, Jelen in Serbia and Borsodi in Hungary. Additionally, we sell Staropramen and Miller Genuine Draft in various countries. Our EMEA&APAC segment includes our consolidated joint venture arrangement for the production and distribution of Cobra brands in the U.K. and factored brand sales (beverage brands owned by other companies but sold and delivered to retail by us).
Sales and Distribution
In the European countries in which we operate, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam," a subsidiary of DHL) to provide the distribution of our products throughout the U.K. until April 2029. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in Czech Republic utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits, and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 14% of our EMEA&APAC segment net sales in 2021 represented factored brands.
In addition, we have an agreement with Heineken whereby they sell, market and distribute Coors in the Republic of Ireland, as well as agreements with ABI to brew and distribute Beck's, Stella Artois and Lowenbrau, and to distribute Hoegaarden, Leffe, and Corona in Central Europe.
Our operations in Africa, the Middle East and Asia Pacific include markets such as Australia, South Africa and South Korea, with the sale and distribution completed under local license agreements, or through the import of our brands with sale through local distributors.
Channels
In the EMEA&APAC segment, excluding the Middle East, Africa and Asia-Pacific, the on-premise channel includes sales to pubs and restaurants. The installation and maintenance of draught beer dispensing equipment in the on-premise channel is generally the responsibility of the brewer. Accordingly, we own refrigeration units and other equipment used to dispense beer from kegs to consumers that are used in on-premise outlets. This includes beer lines, cooling equipment, taps and counter mounts. The off-premise channel includes sales to supermarkets, convenience stores, liquor stores, distributors and wholesalers. Over the last few years, throughout the EMEA&APAC segment the off-premise channel has become increasingly concentrated among a small number of super-store chains.
Generally, over the years, industry volumes across countries in which we operate in have shifted from the higher-margin on-premise channel, where products are consumed in pubs and restaurants, to the lower-margin off-premise channel, also referred to as the "take-home" market. The years ended December 31, 2020 and 2021 proved unique as both years were impacted significantly by the coronavirus pandemic. As perspective, we estimate that in 2019 pre-pandemic levels, approximately 60% and 75% of our U.K. financial volumes and net sales, respectively, were from the on-premise channel. The U.K. comprised approximately 55% of our EMEA&APAC net sales, which were $1,986.4 million for the year ended December 31, 2019.
During the year ended December 31, 2020, we experienced a significant adverse impact resulting from the closure of, or increased restrictions to, the on-premise channel as a result of the on-set of the coronavirus pandemic which effectively shut down the on-premise channel from March 2020 into July 2020 in the U.K., and was mostly closed again as a result of a second lockdown during the fourth quarter of 2020. For the year-ended December 31, 2020, we estimate approximately 40% and 50%

of our U.K. financial volumes and net sales, respectively, was from the on-premise channel. The U.K. comprised approximately 45% of our EMEA&APAC segment net sales, which were $1,431.9 million for the year ended December 31, 2020.
While on-premise volumes progressively improved throughout 2021 as bars and restaurants reopened with restrictions, due to implications of the new coronavirus variant, consumer behavior in the U.K. and across Central Europe became more uncertain as individuals were encouraged to work from home and reduce other personal interactions during the fourth quarter of 2021. For the year-ended December 31, 2021, we estimate that approximately 50% and 65% of our U.K. financial volumes and net sales, respectively, was from the on-premise channel. The U.K. comprised approximately 55% of our EMEA&APAC segment net sales, which were $1,802.3 million for the year ended December 31, 2021. Although we experienced improvements within the on-premise channel in 2021, business and consumer uncertainty in the channel has persisted, and as a result, we did not see a full return to pre-pandemic levels. In addition, enhanced restrictions returned in the fourth quarter of 2021 as a result of the risk of coronavirus variants. See Part II. Item 7. Management's Discussion and Analysis, "Items Affective Reported Results" & Segment Results of Operations—"EMEA&APAC", for further details of the impact of the coronavirus pandemic on the EMEA&APAC segment.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products. During 2021, our malt requirements were sourced from third-party suppliers. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2022 through 2027. Hops are purchased under various contracts with suppliers in Germany, Czech Republic and Slovenia, which contribute to our anticipated requirements through 2026 in line with our planned supply coverage strategy. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. Water used in the brewing process is sourced from various wells and through water rights and supply contracts. We do not currently anticipate future difficulties in accessing required water or agricultural products used in our brewing process in the near term.
Packaging Materials
The following summarizes the percentage of packaging materials by type for the largest region of our EMEA&APAC segment for the year ended December 31, 2021. In recent years, we have seen a shift to aluminum cans from kegs as industry volumes in Europe have shifted from on-premise to off-premise and this trend accelerated during the year ended December 31, 2020 as a result of the on-premise channel closing at various degrees for most of the second and fourth quarters. While we have seen a shift back from aluminum cans to kegs during the year ended December 31, 2021 as a result of the on-premise progressively reopening, aluminum cans continue to represent a greater percentage of packaging materials in the EMEA&APAC segment as compared to years prior to the coronavirus pandemic.

Aluminum cans or bottles
•We have long-term agreements with various suppliers that cover all of our required supply of cans, with terms ending in 2023 through 2026.

Glass bottles
•Our glass returnable bottles are sourced under various agreements with third-party suppliers.
Kegs and casks
•A limited number of kegs are purchased each year from various suppliers, and we have no long-term supply commitment. We are currently in the process of signing new agreements which would cover all of our requirements for kegs in 2022.
Recyclable plastic containers
•We have multiple agreements with various manufacturers in the region, covering 100% of our requirements, which expire in 2024. We signed a new agreement that expires in 2025 and the rest of our agreements are in renegotiations. We do not currently anticipate an issue in renegotiating and extending the remaining contracts or otherwise being able to access recyclable plastic containers.
Crowns, labels and corrugate are purchased from sources unique to each category. We do not currently foresee future difficulties in accessing these or other packaging materials in the near term.
Seasonality of Business
In our EMEA&APAC segment, the beer industry is subject to seasonal sales fluctuations primarily influenced by holidays, weather and by certain major televised sporting events. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes. Accordingly, the peak selling seasons typically occur during the summer and during the Christmas and New Year holiday season.
Known Trends and Competitive Conditions
2021 Beer Industry Overview
Our beers compete not only with similar products from competitors, but also with other alcohol beverages, including wines and spirits. As the global economy continues to recover from the impacts of the coronavirus pandemic, continued restrictions to the on-premise channel, if prolonged in nature, will continue to impact the beer industry in the EMEA&APAC regions. The following table summarizes the estimated percentage market share by volume of beer and other alcohol beverages, including wine and spirits, as a component of the overall alcohol market, within the countries in which we have production facilities, over the last five years, for which data is currently available. We anticipate that 2021 data, when available, will reflect a continuation of the recent consumer trends. Percentages reflect estimates based on market data currently available.

	2020	2019	2018	2017	2016
Beer	29%	29%	30%	30%	30%
Other alcohol beverages	71%	71%	70%	70%	70%
Our Competitive Position
In the European countries where we currently operate, our primary competitors are ABI, Asahi, Carlsberg and Heineken. We believe our brand portfolio gives us strong representation in all major beer categories. The following table summarizes our estimated percentage share of the beer market within the countries where we operate and our primary competitors over the last five years. Current year percentages reflect estimates based on market data currently available. Prior year percentages reflect the market data available subsequent to the filing of the prior year annual report.

	2021	2020	2019	2018	2017
MCBC's share	18%	18%	19%	20%	20%
Primary competitors' share	64%	63%	60%	57%	56%
Others' share	18%	19%	21%	23%	24%
Regulation
Each country that is part of our EMEA&APAC segment where we carry out significant brewing or distribution activities is either a member of the European Union ("EU") or a current candidate to join, with the exception of the U.K., which left the EU during 2020, and Bosnia, Montenegro and Serbia which are potential EU candidates. As such, there are similarities in the regulations that apply to many parts of our EMEA&APAC segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment and data protection regulations. To operate breweries and conduct our business in these countries, we must obtain and maintain numerous permits and licenses from various governmental agencies.
The government(s) of each country in which we sell our products levies excise taxes on alcohol beverages. EU member countries' laws on excise taxes are consistent with the EU Directives and use the same measurements based on either alcohol by volume or Plato degrees. Non-EU countries use various taxation methods, including flat excise rate per volume or methods that may be similar to those used in the EU. In the year ended December 31, 2021, the excise taxes for our EMEA&APAC segment were approximately $45 per hectoliter on a reported basis. Refer to Part I—Item 1A. Risk Factors for risks associated with the regulatory environment in EMEA&APAC.
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
Sustainability
We believe in producing beverages we can be proud of, from grain to glass. Our Imprint is MCBC's approach to sustainability and the right way to grow our business for a better tomorrow. Our Imprint is integral to how we will build long-term value for society and our shareholders, while leaving a positive imprint on our communities, on our people and planet.
We have a long legacy of commitment to sustainability.
In 2012, MCBC became a charter member of the International Alliance for Responsible Drinking ("IARD"). This collaborative industry body represents the 13 leading beer, wine and spirits companies, and partners with public sector, civil society and private stakeholders. IARD works with governments globally to support the WHO NCD Global Monitoring Framework target of 10% reduction in harmful use of alcohol by 2025.
In 2017, we launched Our Imprint 2025 agenda, which included a set of ambitious goals across a range of matters relating to environmental sustainability and community and people. We further added to these goals in 2019, incorporating our ambition to make our packaging more sustainable. These goals include our commitment to use more recycled materials in our plastic packaging, improve recycling solutions in our key markets and make 100% of our packaging reusable, recyclable or compostable by 2025.

In 2021, we added a new target to increase diverse representation in our company by 2023 and streamlined Our Imprint 2025 strategy to reflect our four priority focus areas. The four areas where we believe we can make the greatest contribution and demonstrate leadership include: diversity, equity and inclusion ("DEI"), water, climate and packaging. The enhanced focus areas aim to address the expectations of our consumers and stakeholders, while we continue to make our operations even more resource efficient and resilient.
More information about Our Imprint 2025 goals can be found on our sustainability website, www.MolsonCoorsOurImprint.com, which includes:
•Environmental, Social and Governance Report 2021, which presents the most recent progress made against our certain goals and includes more details on the underlying data, processes and policies that support ESG topics; and
•Sustainable Development Goals Impact Report 2021, which shows how MCBC is taking action to contribute to the 17 global goals set forth by the United Nations by 2030.
The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Human Capital Management
We have a global and varied workforce, with major employee centers in the U.S., Canada, the U.K. and Romania. As of the end of 2021, we employed approximately 16,300 employees within our business globally with approximately 9,800 within our Americas segment and 6,500 within our EMEA&APAC segment. Of the approximately 16,300 employees, approximately 600 of our employees are in our Global Business Services Centers based in Milwaukee, Wisconsin and Bucharest, Romania. As of the end of 2021, approximately 32% and 26% of our Americas segment and EMEA&APAC segment workforces, respectively, are represented by trade unions or councils, which are subject to collective bargaining agreements, which come due for renegotiation from time to time.
Our People-First Culture
We believe that people are the heart of our Company. We strive to create a culture where people are encouraged to and feel comfortable about bringing their diverse perspectives and experiences to the table. As a global company, we believe we have a responsibility to nurture a workforce that reflects our local communities. We believe this makes us a better employer, partner and company of choice for our consumers and customers, and it is why we are committed to championing DEI.
We strive to be a provider of meaningful experiences for our employees and a safe and healthy workplace for all employees. We believe that building a diverse and inclusive workforce is a significant contributor to our success as a business and to deliver on our purpose, and that we value and respect our differences. We believe that diversity and equity with inclusion is the key to collaboration and a winning team culture. A significant component of the revitalization plan announced in October 2019 was the launch of a refreshed purpose (uniting people to celebrate all life’s moments), ambition (first choice for our people, consumers and customers) and shared company values (the first of which is Putting People First), all designed with a purpose of shifting the culture of the organization to drive stronger employee and business engagement. In addition, we refreshed and stream-lined our ESG strategy in 2021 to further focus on areas in which we believe we can have the biggest impact, including a focus on people. More information about our ESG strategy can be found in our ESG Report, located on our sustainability website, www.MolsonCoorsOurImprint.com. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Board and Management Oversight
With the overarching goals described in the preceding paragraph as guides, the leadership team and the chief people and diversity officers for the Americas and EMEA&APAC segments are tasked with managing all employment-related matters including recruitment, retention, leadership and development, compensation planning, succession planning, performance management, and DEI. The Compensation and Human Resource Committee ("CHR Committee") of the Board of Directors is responsible for establishing and reviewing the overall compensation philosophy of our Company and providing oversight on certain human capital matters, including our talent retention and development, leadership development, talent pipeline, programs and systems for performance management and DEI initiatives. Further, the CHR Committee is responsible for overseeing our progress against our social initiatives related to human capital management. The Audit Committee oversees our ESG and sustainability programs and reporting, as well as its enterprise risk management program to identify and mitigate potential risks, including human capital issues. The Board of Directors receives regular reports and recommendations from management and the board committees to help guide our strategy on retaining and developing a diverse and talented workforce.

Diversity, Equity and Inclusion
We believe DEI should be deeply embedded in our corporate culture and how we operate, from how we work together to how we grow as a company. In 2020, we created a new position of Vice President of Diversity, Equity & Inclusion to help ensure we have a robust DEI strategy. We accelerated our DEI efforts by creating a three-year DEI roadmap and action plan for the U.S. and Canada as a result of an assessment of our existing culture, programs and talent management processes. We identified the strengths and opportunities for improvement in our corporate culture through discussions with Company executives and senior leaders, our focus groups and our employees.
In order to further increase awareness around DEI issues, we launched a Month of Inclusion in 2021, which builds on the Week of Inclusion we introduced in 2020. The Month of Inclusion brings together our U.S. and Canada employees, and our Western Europe employees, respectively, to focus on prioritizing inclusion, equity and workplace respect. This year’s Month of Inclusion included a variety of presentations, interactive sessions and fireside chats with leaders and external experts that were centered around our five corporate values and designed to be conversation starters to help facilitate potentially difficult discussions.
We promote and maintain employee resource groups ("ERGs") for a number of different communities in our employee population - by race/ethnicity, by gender, LGBTQ+, early professionals, young families, and veterans, amongst others. These ERGs are aimed to help foster a diverse, inclusive workplace aligned with our values and culture. We encourage participation in these groups as we believe it provides an open forum for individual employees who may share similar concerns or experiences. We also rely on these ERGs to help activate our DEI strategy through community building and creating a culture of allyship. In the U.S. and Canada, the ERGs host monthly Inclusion in Action events on different topics helping employees build knowledge, broaden perspective and develop meaningful understanding of various viewpoints.
In addition, as part of our wider DEI strategy, an Inclusion & Diversity Director, EMEA&APAC, was appointed in 2021. In EMEA&APAC, over 5,500 employees completed a Respect at Work learning module and over 500 leaders completed an Inclusive Leader training program. We believe these actions underline our commitment to accelerating our DEI efforts to help build an inclusive culture where our people feel accepted and valued.
As we work to a more diverse workforce and management team, we developed programs to encourage the recruitment, retention and training of diverse leaders and working to ensure we have a highly skilled and diverse workforce.
Talent Development
We encourage our employees to develop their careers and learn every day and have embedded that belief in our core company values as “Learn Every Day.” Our aim is to help employees unlock their full potential so they can thrive in their current job and also realize new, potential growth opportunities. In 2021, we launched a new talent planning experience, which is designed to help us understand our employee’s ambitions and identify growth opportunities that fit their needs, as well as the needs of our Company.
We also promote and emphasize leadership and development opportunities for our employees which includes our First Choice Learning Center, in-person and online training programs, and experiential training opportunities to encourage and promote employee health and safety, assist in building core competencies, learning best practices and developing leadership capabilities. In addition, employee performance is assessed at year-end based on achievement of individual goals and the degree to which our values are modeled to achieve them.
Compensation and Benefits
We offer competitive, affordable and comprehensive benefits. We recognize excellence and differentiate rewards based on both what we do and how we do it – which we intend to be equally weighted to help strengthen our culture and promote our Company as a great place to work while at the same achieving our business results. We believe these compensation rewards motivate us to be bold and decisive and ignite growth. Our incentive programs hold us accountable for living out our values to achieve our short- and long-term goals.
Our employees are able to participate in our Total Rewards program that in general provides a competitive base salary, incentive plans, health, dental, and vision insurance plans, a 401(k) option in certain regions with a potential employer match, paid time off plans, including parental leave policies in many locations, an engaging Wellness Program and an Employee Assistance Program. Our business units comply with applicable maternity leave laws and, in many countries, we go further to provide flexible work schedules and extended leave for new parents. We routinely benchmark our global compensation and benefits programs to ensure they are competitive, inclusive, aligned with our company culture and allow our employees to meet their individual needs and the needs of their families.

Engaging Our Employees
We believe that engaging our employees, through surveys during the onboarding process and throughout the employee journey, provides us with valuable insight into how we can develop our company culture to help ensure that our people feel supported and able to thrive at our company. We use a “continuous listening” model to try to ensure that we understand how our employees are feeling and what they are thinking throughout the year. We gauge our employees’ sentiments through a quarterly Employee Experience survey in the U.S. and Canada and bi-annual surveys in EMEA&APAC. These surveys focus on topics such as our culture, values, DEI efforts, well-being and leadership. In addition, our CEO regularly hosts live online question and answer sessions available to all employees. We believe these sessions also help create a company culture where open, honest dialogue is supported and encouraged, and where people are empowered to raise questions and concerns about our business and our culture.
Employee Health and Safety
We aim to ensure that our employees have a healthy and safe work environment. Our supply chain has adopted and implemented a framework we call world class supply chain 2.0 at many of our brewery and other locations. As part of that framework, our environment, health and safety ("EHS") policy guides our efforts in maintaining safe and healthy workplaces where we take a proactive approach to the identification and control of environment, health and safety risks. We develop our safety programs to promote a sense of ownership for personal safety and safety of colleagues at all levels of the business. We work to improve our EHS performance through training and other methodologies that aim to prevent workplace injuries and illness, and reduce environmental impacts of our operations.
Our safety focus was further evident during our response to the coronavirus pandemic where we implemented additional health and safety measures in the breweries and our distribution centers, ensuring these federally designated essential operations could continue to operate and we could protect our employees. We enhanced our cleaning protocols at the majority of our facilities including enhanced sanitization, social distancing, cloth facemasks and hand sanitizers, and for a period of time, instituted paid and unpaid coronavirus specific leave programs.
Promoting Employee Well-Being
We promote healthy lifestyles across our global enterprise by offering health benefits, wellness and work/life balance programs that are tailored to employees' needs and culture by work location. In the U.S. and Canada, employees can participate in our wellness programs through a mobile phone application that incentivizes healthy habits and lifestyles. The need for remote work and social distancing has changed the dynamics of the workplace so we have responded by providing resources to help support not only the physical health of our employees, but also their mental health and well-being. These resources include connections to virtual healthcare, remote fitness and wellness support, and a free employee assistance program for coping with stress, feelings of isolation and anxiety.
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
Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 23, 2022:

Name	Age	Position
Gavin D.K. Hattersley	59	President and Chief Executive Officer
Tracey I. Joubert	55	Chief Financial Officer
Sergey Yeskov	45	Chief Executive Officer of Molson Coors EMEA&APAC
Peter J. Marino	49	President, Emerging Growth
Anne-Marie Wieland D'Angelo	45	Chief Legal and Government Affairs Officer
Michelle E. St. Jacques	44	Chief Marketing Officer

ITEM 1A.    RISK FACTORS
Investing in our Company involves risk. Investors should carefully consider the following risk factors and the other information contained within this report. The risks set forth below are those that management believes are most likely to have a material adverse effect on us. Investors are encouraged to read each risk factor as related and interconnected to the other risk factors set forth in this section. However, the risks set forth below are not a comprehensive description of the risks facing our Company. We may also be subject to other risks or uncertainties not presently known to us or that we currently deem to be immaterial but may materially adversely affect our business, financial condition or results of operations in future periods. If the following risks or uncertainties, individually or in combination, actually occur, they may have a material adverse effect on our business, financial conditions, results of operations or prospects. See also "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."
Risks Related to our Company and Operations
The coronavirus pandemic, efforts to mitigate or disrupt the coronavirus pandemic and related weak, or weakening of, economic or other negative conditions, have disrupted, and may continue to disrupt our business, which has had and could continue to have a material adverse effect on our operations, liquidity, financial condition and financial results.
Our business has been, and we currently expect will continue to be, materially and adversely affected by the ongoing coronavirus pandemic and related weak, or weakening of, economic or other negative conditions, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and business partners are located, including those in regions of our Americas segment and EMEA&APAC segment. Therefore, unfavorable macroeconomic conditions, including as a result of the coronavirus pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us. Specifically, the coronavirus pandemic has disrupted, and we currently expect it to continue to disrupt, our business and we also continue to expect certain associated financial impacts. Those impacts include, but are not limited to, lower net sales in markets affected by the coronavirus pandemic, including potential material shifts in, and impacts to, demand, the inability to sell our products to on-premise consumers and further disruption to the on-premise channel, including staged on premise re-openings and subsequent closure of on-premise accounts, our ability to pay a dividend, the delay of, and potential increased costs related to, inflation in the overall macro economy, our supply chain, inventory production and fulfillment including packaging availability impacted by package mix shifts based on the prevalence of different packaging types for on-premise and off-premise channels, and lower return rates of our returnable packaging in certain markets, potentially impacting net sales and cost of goods globally and increased incremental costs associated with mitigating the effects of the coronavirus pandemic, including increased raw materials, freight and logistics costs and other expenses and disruptions. Continued disruption and declines in the global economy have impacted and could continue to impact our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources. The coronavirus pandemic is ongoing, and its dynamic nature, including uncertainties relating to the continued spread of the virus, newer variants, the severity of the disease, which can depend on the particular variant, the duration of the coronavirus pandemic, the efficacy of the vaccines and vaccine boosters against the coronavirus and related variants and related vaccination efforts and associated prolonged weakening of economic or other negative conditions, such as a recession or slowed economic growth in our markets, and actions that may be taken by governmental authorities to attempt to mitigate the impact of the coronavirus pandemic, makes it difficult to forecast any effects on our results of operations for 2022 and in subsequent years. However, our results of operations in 2020 and 2021 were negatively affected and we currently expect our results of operations for 2022 could be significantly adversely affected.
In addition, the coronavirus pandemic and related efforts to mitigate its spread, have impacted, and may continue to impact for the foreseeable future, customer traffic to the on-premise channel, which includes bars, restaurants and sporting events, festivals and other large venues. Many governmental authorities across the geographic regions in our Americas and EMEA&APAC segments have required that bars and restaurants limit, close or cease sit-down service at points during 2020, 2021 and to-date in 2022, which has negatively impacted the results of operations in our Americas and EMEA&APAC segments, and we expect will continue to negatively impact on-premise sales of our beverages and previously led to the incurrence of costs to repurchase products that on-premise accounts or distributors were unable or prohibited from selling as a result of the governmental regulations. Despite the reopening of on-premise accounts in certain of our markets during 2021, sales to restaurants and bars have not returned to pre-coronavirus pandemic levels and in many instances, the reopened on-premise accounts have been subsequently forced to close at various times in certain of our markets as a result of an increase in the spread of the coronavirus or the outbreak of new variants. We currently expect that closures and reduced on-premise consumption may continue for an unknown period, negatively impacting our net sales and margins. We also expect some on-premise accounts will again see a decrease in demand in certain markets in our Americas segment and our EMEA&APAC segment in the winter months, which may again reduce or eliminate their outdoor seating capacity and affect the results of our operations in our Americas and EMEA&APAC segments. In addition, sporting events, festivals and other large public gatherings where our products are served have been canceled or permitted to take place only with limited attendance by the public throughout the geographies included in our Americas and EMEA&APAC segments. Additionally, these and other governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will have adverse effects on on-premise traffic and, in turn, our business. Even if such measures are relaxed at certain points in time and the coronavirus does not continue to spread as rapidly as in recent months, or if after the coronavirus pandemic has subsided, fear of re-occurrence or the perceived risk of infection or health risk may adversely affect traffic to the on-premise channel and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if any self-imposed or governmental changes are in place for a significant amount of time.
Moreover, our operations could be disrupted by our employees or employees of our business partners, including our supply chain partners, being diagnosed with coronavirus or being suspected of having coronavirus or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our or their facilities. In late 2021, our U.S. and Canada corporate office and certain field sales employees who were working remotely returned to their respective work offices on a part-time basis. If a significant percentage of our workforce or the workforce of our business partners are unable to work or if we or our business partners are required to close our or their office or production facilities, including because of illness, the risks of which may be increased due to employees returning to work, or travel or government restrictions in connection with the coronavirus pandemic, our operations, including manufacturing and distribution capabilities, may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. In addition, if governments elect to mandate the vaccine or regular testing of employees, such impositions may cause workforce shortages, particularly in our supply chain and with our supply chain partners, which could similarly have a negative impact on our operations including increased costs to implement such mandates.
The global beer industry and the broader alcohol industry are constantly evolving, and our position within the global beer industry and our markets in which we operate may fundamentally change. If we do not successfully transform along with evolving industry and market dynamics, then the result could have a material adverse effect on our business and financial results.  The brewing industry has significantly evolved over the years becoming an increasingly global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements. In contrast, it has now become increasingly complex as the global consolidation of brewers has resulted in fewer major market participants. At the same time, smaller local brewers within certain geographies are seeing accelerated growth as consumers increasingly place value on locally-produced and/or regionally-sourced products. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position and local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the U.S. and Canada beer markets have long consisted of a select number of significant market participants with government-regulated routes to market. However, evolution in these markets and our other beer markets, together with emerging changes to consumer preferences, have introduced a significant increase in market entrants and resulted in increased consumer choice and market competition, as well as increased government scrutiny. Specifically, the markets in which we operate have experienced vast expansion in above premium, specifically in craft beer, cider, flavored malt beverages (including hard seltzers), ready to drink beverages, spirit-based beverages, CBD and other cannabis beverages and other similar beverages. If our competitors are able to respond more quickly to the evolving trends within the craft beer, hard seltzer, flavored malt beverages, ready to drink malt-based, sugar-based and spirits-based beverages, CBD and other cannabis beverages and other similar beverages categories, or if our new products in these categories are not successful, our business and financial results may be adversely impacted. In addition, certain states in the U.S. have passed or are considering passing, and Canada has passed, laws and regulations that allow the sale and distribution of cannabis. Currently, it is not possible to predict the impact of this on sales of alcoholic beverages but it is possible that legal cannabis usage could adversely impact the demand for our products. Furthermore, imported beers also continue to compete aggressively in the U.S. In Canada, changes to interprovincial trade rules, regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing and/or changing this historical foundation as a result of this market evolution and increased demand by some for government's intervention to remove distribution regulations, including potential changes to the beer distribution and the retail systems in Ontario as discussed below.
We also compete generally with other alcoholic beverages. We compete with other beer and beverage companies not only for legal age drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by our distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products.
In addition, the broader alcohol industry is experiencing a rapid shift in drinking preferences and behaviors. We believe this has been driven by a generational demographic shift away from beer in particular towards other alcoholic and non-alcoholic beverages. As discussed above, even within the beer industry we have seen a shift away from the traditionally most popular beer brands and segments and a corresponding expansion in above premium beers, including craft and import beers along with the expansion of hard seltzers, flavored malt beverages, ready to drink malt-based, sugar-based and spirits-based beverages, CBD and other cannabis beverages and other similar beverages. Accordingly, under the revitalization plan we announced in 2019, we are striving to achieve more consistent topline growth by growing our above premium beer offerings, expanding beyond beer and into adjacent alcohol and non-alcohol beverage categories. However, if we are unsuccessful in evolving with, and navigating through, the changes to the markets in which we operate, there could be a material adverse effect on our business and financial results.
Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. Furthermore, our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than us. In order for us to remain competitive, we will need to quickly and correctly continue to adopt digital technologies, build analytical capabilities and scale brand expense investment levels, particularly following the coronavirus pandemic, which our competitors may be able to achieve faster and with more resources. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers and between brewers and other beverage companies and convergence of beverage categories may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks, alternate distribution networks and pressures from marketing and pricing tactics by competitors. Further consolidation of distributors in our industry could reduce our ability to promote our brands in the markets in a manner that enhances rather than diminishes our brands' value, as well as reduce our ability to manage our pricing effectively and efficiently. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Failure to generate significant cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower margins or loss of market share and volumes. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our global competitors. For example, net sales in our Americas segment accounted for approximately 83% of our total 2021 net sales. As a result, to the extent that we are unable to maintain or grow our market share in our mature markets, our sales and, in turn, business and financial results could be materially and adversely affected.
Our success as an enterprise currently depends largely on the success of relatively few products in several mature markets specific to the beer industry; if consumer preferences shift away from our products, consumption of our products decline or we are unable to successfully and timely innovate beyond beer, our business and financial results could be materially adversely affected.    Our Coors Light and Miller Lite brands in the U.S., Coors Light, Molson Canadian, Coors Original and Carling brands in Canada, collectively, our brands in the Americas, and Carling, Staropramen, Jelen, Bergenbier and Coors brands in EMEA&APAC represented more than half of each respective segment's sales volumes in 2021. Additionally, several of our brands represent a significant share of their respective market, therefore continued volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results. Consumer preferences and tastes may shift away from our brands or beer generally due to, among others, changing taste preferences, demographics, downturn in economic conditions or perceived value, as well as changes in consumers' perception of our brands due to negative publicity, regulatory actions or litigation. Recently, there has been more attention focused on health concerns and the harmful consumption of alcoholic beverages which could result in a change in the social acceptability of beer and other alcoholic beverages which could materially impact the consumption of beer, other alcohol beverages and our sales. Additionally, there has been a shift in consumer preferences within the total beer market away from premium brands to above premium beers, including "craft beer" produced by smaller, regional microbreweries, as well as a shift within the total alcohol beverage market from beer to wine and spirits and continued shifts away from premium brands could impact our future results of operations in the Americas and EMEA&APAC segments. More recently, the rapid growth of hard seltzers in the U.S. may have shifted some consumers away from our brands and premium beer generally. Moreover, several of our major markets are mature and we have a significant share in such markets, therefore, small movements in consumer preference, such as consumer shifts away from premium light brands, can also disproportionately impact our results. Although the ultimate impact is currently unknown, the emergence of legal cannabis in certain states in the U.S. and in Canada may result in a shift of discretionary income away from our products or a change in consumer preferences away from beer or our other products. As a result, a shift in consumer preferences away from our products or beer or a decline in the consumption of our products could result in a material adverse effect on our business and financial results.
Furthermore, as part of our revitalization plan, our future topline growth will depend, in part, on our ability to timely innovate and develop new products beyond traditional beer. In connection with our revitalization plan, we plan to continue to innovate, test and scale products faster than we have before. However, the launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of costs and an unsuccessful launch or short-lived popularity of our product innovations could, among other things, affect consumer perception of our existing brands and our reputation as well as result in inventory write-offs and other costs. In addition, the coronavirus pandemic has altered, and in some cases, delayed product innovation efforts. We were making progress against these ambitions before the impact of the coronavirus pandemic became widespread throughout the markets in our Americas and EMEA&APAC segments. Our inability to attract consumers to our product innovations relative to our competitors’ products, especially over time, could negatively affect our growth, business, and financial results.
The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and increase the image and reputation of our existing brands and products. Concerns about product quality, even when unsubstantiated, could be harmful to our image and the reputation of our brands and products. While we have quality control programs in place, in the event we or our third-party manufacturers experience an issue with product quality or if any of our products become unsafe or unfit for consumption, are misbranded or cause injury, we may experience recalls or liability in addition to business disruption which could further negatively impact brand image and reputation, negatively affect our sales and cause us to incur additional costs. A widespread product recall, multiple product recalls or a significant product liability judgment could cause our products to be unavailable for a period, which could further reduce consumer demand and brand equity. Our brand image and reputation may also be more difficult to protect due to less oversight and control as a result of the outsourcing of some of our operations. We also could be exposed to lawsuits relating to product liability, marketing or sales practices or intellectual property infringement. Deterioration to our brand equity may be difficult to combat or reverse and could have a material effect on our business and financial results. In addition, because our brands carry family names or we may partner with celebrities or other famous sponsors, personal activities by certain members of the Molson or Coors families or our promotional partners that harm their public image or reputation could also have an adverse effect on our brands or our Company. Further, our success is dependent on our ability to protect our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We cannot be certain that the steps we have taken to protect our intellectual property rights will be sufficient or that third parties will not infringe upon or misappropriate these rights or that other parties may claim that our brands infringe on their intellectual property rights. If we are unable to protect our intellectual property rights, it could have a material adverse effect on our business and financial results.
Changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol and cannabis, could adversely affect our business. In recent years, there has been an increase in public and political attention on health and well-being as it relates to the alcohol beverage and other categories in which we operate including cannabis. In addition, the alcoholic beverage industry is regularly the subject of anti-alcohol activist activity related to the health concerns from the harmful use of alcohol and concerns regarding underage drinking and exposure to alcohol advertisements. Negative publicity regarding beer and changes in consumer perceptions in relation to beer, other alcoholic, CBD, or other cannabinoid beverages could adversely affect the sale and consumption of our products which could, in turn, adversely affect our business and financial conditions. The changing legal landscape with respect to cannabis and the lack of consumer market data makes it difficult to predict the pace at which the cannabis market may grow, if at all, and the products that consumers will purchase in the cannabis marketplace. Additionally, the concerns around alcohol, CBD and cannabis as well as health and well-being could result in unfavorable regulations or other legal requirements in certain of our markets, such as advertising, selling and other restrictions, increased taxes associated with our sales, or the establishment of minimum unit pricing. Any such regulations or requirements could change consumer and customer purchasing patterns, which could negatively impact our business, results of operations, cash flows or financial condition. In particular, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to curtail substantially the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, in February 2021, the European Union published its Europe Beating Cancer Plan. As part of the plan, by the end of 2023, the European Union will issue a proposal for mandatory health warnings on alcohol beverage product labels.
Weak, or weakening of, economic or other negative conditions in the markets in which we do business, including reductions in discretionary consumer spending, could have a material adverse effect on our business and financial results. Beer consumption in many of our markets is closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income driven by increases to inflation, income (and other) taxes, the cost of living, increased and prolonged continued unemployment or a further decline in consumer confidence, in each case, as a result of the coronavirus pandemic or otherwise, as well as limited or significantly reduced points of access of our product, political or economic instability or other country-specific factors could continue to have a material adverse effect on the demand for our products. For example, a trend towards value brands in certain of our markets or deterioration of the current economic conditions could result in a material adverse effect on our business and financial results. A significant portion of our consolidated net sales are concentrated in the U.S., Canada and countries in Europe, and accordingly represent the majority of net sales within our Americas and EMEA&APAC segments, respectively. Therefore, unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, in the U.S., Canada or countries in Europe could negatively affect consumer demand for our product in these important markets, which consequently, may negatively affect the results of operations in our Americas and EMEA&APAC segments. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products, by shifting away from our above premium products to lower-priced products offered by us or other companies or by shifting to off-premise from on-premise consumption, negatively impacting our net sales and margins. Softer consumer demand for our products could reduce our profitability and could negatively affect our overall financial performance.
In addition, global markets continue to face threats and uncertainty. Future changes to U.S. or foreign tax and trade, policies, impositions of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations and fear of exposure to or actual impacts of a widespread disease outbreak, such as the coronavirus pandemic, may lead to continuation of such risks and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in consumers' purchases of our products or our inability to collect accounts receivable, resulting from an adverse impact of the global markets on consumers' financial condition could have a material adverse effect on our business, financial condition and results of operations.
ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation. Companies across all industries are facing increasing scrutiny relating to their ESG practices and policies. Increased focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, investor advocacy groups, institutional investors, other market participants, stockholders, employees, consumers and customers have increasingly focused on ESG practices of companies, including sustainability performance and risk mitigation efforts. These stakeholders have placed increased importance on ESG practices and their effect on companies from an investor, consumer, customer or employee perspective. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our stock price, brand, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.
In addition, as part of our Company's Our Imprint 2025 strategy, we have published goals across a range of ESG areas, including alcohol responsibility, environmental sustainability and DEI matters. If we do not adapt to or comply with, new ESG regulations, including climate change and related ESG disclosure requirements, or fail to meet the ESG goals under Our Imprint 2025 strategy or evolving investor, industry or stakeholder expectations and standards, or if we are perceived (whether or not valid) to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these commitments, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could in turn adversely impact our results of operations.
Climate change and other weather events may negatively affect our business and financial results.  There is concern that a gradual increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. Global climate change is expected to have various impacts on our operations, ranging from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, supply chain and customers. Changing weather patterns and more volatile weather conditions could result in decreased agricultural productivity in certain regions that may impact quality, limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions, including power disruptions due to the foregoing, could also impair production capabilities, disrupt our supply chain, distribution networks and routes to market, or impact demand for our products, any of which may cause us to experience additional costs to maintain or resume operations.
Public concern over climate change has resulted in, and may continue to result in, new or increased regional, federal and global legal and regulatory requirements to reduce or mitigate carbon emissions, to limit or impose additional costs on carbon and water usage or other climate-related objectives. In the event that such regulation is more stringent than current regulatory obligations, or the measures that we are currently undertaking to monitor and improve our resource efficiency, we may experience disruptions in, or increases in our costs of, operation and delivery due to investments in facilities and equipment or the relocation of our facilities. In particular, new regulation and taxation of fuel and energy could increase the cost of operation, including fuel required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products.
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
Beyond the commercial pressures implicated by climate change concerns, our operations may face potential adverse physical effects. For example, we have a major brewery in the state of Colorado, which has recently experienced several major wildfires, and we have another major brewery in Texas, which experienced a severe winter weather event in 2021. If any of these or other of our properties and production facilities were to experience a significant operational disruption or catastrophic loss due to natural disasters or severe weather events, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties.
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
We have substantial brewery operations in the states of Colorado and Texas, which have been areas vulnerable to water scarcity conditions. Certain western U.S. states are experiencing an extended period of drought, which can impact the quality and quantity of agricultural ingredients such as barley and hops, and a recurrence of such conditions could have an adverse effect upon our agricultural supply chain. We and our suppliers are dependent on sufficient amounts of quality water for operation of our breweries and key facilities and the key facilities of our significant suppliers. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their fields. A substantial reduction in water in certain agricultural areas could result in material losses of crops, such as barley or hops, which could lead to a shortage of our product supply. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face production constraints.

Loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, fires, hurricanes, floods, acts of war, terror attacks, cyber-attacks and other disruptions in information technology systems, including the March 2021 cybersecurity incident discussed in more detail below, disease outbreaks or pandemics, such as the ongoing coronavirus pandemic, and other natural disasters or catastrophic events that damage, disrupt or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Climate change and warmer global temperatures may also increase the intensity and frequency of these extreme weather events. If any of our breweries or key facilities or the key facilities of our significant suppliers were to experience a significant operational disruption or catastrophic loss, it could delay or disrupt production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. Such significant disruptions could be due to, among other things, the loss or disruption of the timely availability of adequate supplies of essential raw materials, including as a result of cyber-attacks and other disruptions in information technology systems; illness to our respective employees or their families or governmental restrictions on such employees' ability to travel or perform necessary business functions or as a result of the need for us or our suppliers to operate our respective businesses with substantial modifications to employee travel and employee work locations; transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions and the availability and capacity of shipping channels as customers may shift to increased online shopping; and the loss or disruption of other manufacturing, distribution and supply capabilities. Recently, we experienced certain of the foregoing risks and losses in connection with the March 2021 cybersecurity incident. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Furthermore, our business and results of operations could be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines, could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed in recent years, and we have incurred brewery closure costs, including charges associated with the planned closure of the Irwindale brewery in 2020, which was subsequently sold to Pabst Brewing Company, LLC, in the fourth quarter of 2020. We regularly review our supply chain network to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.
In addition, we have experienced minor temporary workforce disruptions in our supply chain as a result of the coronavirus pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention, the Occupational Safety and Health Administration and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing and mask use. These measures may not be sufficient to prevent the spread of the coronavirus among our employees and illness, travel restrictions, absenteeism or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business processes. We may face additional production disruptions in the future which may place constraints on our ability to produce products in a timely manner or may increase our costs. For instance, if a government or other regulatory authority were to impose mandatory vaccination or testing requirements, this could significantly increase our costs and could cause significant workforce disruptions and negatively impact our hiring and retention of employees, all of which could negatively affect our supply chain, manufacturing, distribution or other business processes.
Due to a high concentration of workers represented by unions or trade councils in our Americas and EMEA&APAC segments, we could be significantly affected by labor strikes, work stoppages or other employee-related issues. As of December 31, 2021, approximately 32% and 26% of our Americas and EMEA&APAC workforces, respectively, are represented by trade unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. A prolonged labor strike, work stoppage or other employee-related issue, could have a material adverse effect on our business and financial results. For example, in the first few months of 2021, we experienced a labor disruption with our Toronto brewery unionized employees resulting from on-going negotiations of the collective bargaining agreement. This labor disruption resulted in slightly slower than expected production at the Toronto brewery in the first few months of 2021. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results. For example, in late 2021 and 2022 we have been negotiating collective bargaining agreements with our Québec unionized sales, distribution and brewery employees. Although we believe that our relations with the labor unions that represent our Québec employees are generally good, no assurance can be made that we will successfully negotiate those agreements and unsuccessful negotiations may affect our business and operations. If a strike or lockout were to occur, it could have an adverse effect on our business and financial results.
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
A breach of our information systems could cause material financial or reputational harm. Our information systems may be the target of cyber-attacks or other security breaches, which, if successful, could, among other things, cause a disruption to our operations, expose us to the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, generate a disruption in the continuity of our business applications and services, create an inability to access or rely upon critical business records, cause reputational damage, or impact the costs or ability to obtain adequate insurance coverage. These breaches may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. A breach of our information systems, including the March 2021 cybersecurity incident disclosed in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation in this report, could subject us to litigation, including class action or derivative lawsuits regulatory fines, and penalties, any of which could have a significant negative impact on our cash flows, competitive position, reputation, financial condition or results of operation. If our information systems suffer outages we could experience delays and disruptions in our business, including brewery operations, production and shipments, such as those we experienced with the March 2021 cybersecurity incident. In addition, if our information systems suffer severe damage, disruption or shutdown, such as those we experienced with the March 2021 cybersecurity incident, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely invoice and collect payments from customers. We have seen an increase in the number of such attacks recently as a large number of our employees are working remotely and accessing our technology infrastructure remotely as a result of the coronavirus pandemic. In addition, the March 2021 cybersecurity incident may embolden other individuals or groups to target our information systems and impact the costs or ability for us to obtain adequate insurance coverages moving forward. Further, such attacks may originate from nation states or attempts by outside parties, hackers, criminal organizations or other threat actors.
We expend significant financial resources to protect against threats and cyber-attacks and may be required to further expend financial resources to alleviate problems caused by physical, electronic and cyber security breaches, including the potential for increased ongoing expense related to the March 2021 cybersecurity incident and to address possible increased information system attacks as a result of the incident. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, regardless of our expenditures and protection efforts, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results. For example, we incurred certain incremental one-time costs of $2.4 million in the year ended December 31, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.
Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, including but not limited to, the European Union's General Data Protection Regulation, California Privacy Rights Act, which will take effect on January 1, 2023, or the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, damage our reputation and credibility or expose us to increased risk of lawsuits, loss of existing or potential future customers and/or increases in our security costs, any of which could have a material adverse effect on our business and financial results. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.
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
We depend on key personnel, the loss of whom could harm our business. The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. If we were to experience turnover of senior management or if a member of our senior management were to become ill or incapacitated, our stock price, our results of operations, our commercial and supply chain operations and our vendor or customer relationships could each be adversely impacted and such events may make recruiting for future management positions more difficult. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.
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
In addition, certain of our current and future debt and derivative financial instruments have or, in the future, could have interest rates that are tied to reference interest rates. The volatility and availability of such reference rates are out of our control. Accordingly, changes to or the unavailability of such rates, could result in increases to the cost of debt which would negatively affect our profitability. For example, in March 2021, the U.K.’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR with the exception of the majority of U.S. dollar LIBOR tenors ceasing at the end of June 2023. Regulators, industry groups and certain committees such as the Alternative Reference Rates Committee ("ARRC") have, among other things, published recommended fallback language for LIBOR-linked financial instruments and identified recommended alternatives for certain LIBOR rates, such as the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to USD LIBOR. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk, as is the case with LIBOR. SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Because of these and other differences, there is no assurance that SOFR will perform the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question.
However, the consequences of the adoption of any such alternative reference rates such as SOFR cannot be predicted and could have an adverse impact on the amount of interest and commitment fees that we pay under our credit facility. Likewise, the unavailability of LIBOR may have an adverse impact on interest rates and other financing costs under other debt instruments and other financial obligations of ours, as well as the market value of and the payments we receive under any LIBOR-linked securities or investments that we may own from time to time. In addition, financial markets generally may be adversely affected by the discontinuation of LIBOR, the uncertainties regarding its discontinuation, the alternative reference rates that are being or may be used in place of LIBOR and other issues related to LIBOR. Any of the foregoing could adversely affect our results of operations and financial condition. Any such discontinuance, modification, alternative reference rates or other reforms may cause our borrowing costs to increase, which would negatively affect our profitability, and the attractiveness of borrowings under our current credit facility or future debt issuances could diminish, thereby limiting our access to capital.
A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are unable to meet our deleveraging commitments. While we have publicly expressed our intention to maintain an investment grade debt rating, ratings are determined by third-party rating agencies and in some cases the events that may cause us to suffer a ratings downgrade are unpredictable and outside of our control, such as the economic climate caused by the coronavirus pandemic and its impact on our business. A credit ratings downgrade, particularly a downgrade below investment grade, could increase our costs of future borrowing, negatively impact our hedging instruments or sources of short-term liquidity and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets.
Default by, or failure of, one or more of our counterparty financial institutions could cause us to incur significant losses. As part of our risk management activities, we enter into transactions involving derivative financial instruments, including, among others, forward contracts, commodity swap contracts and option contracts, with various financial institutions. In addition, we have significant amounts of cash and cash equivalents on deposit or in accounts with banks or other financial institutions in the U.S. and abroad. As a result, we are exposed to the risk of default by, or failure of, counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets, including as a result of the coronavirus pandemic. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing the insolvency or bankruptcy proceedings.
Our operations face significant exposure to changes in commodity and other input prices, which could materially and adversely affect our business and financial results.    We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate containers, as well as, cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas and electricity in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, alternative sources for suppliers, global geopolitical events (especially as to their impact on crude oil prices and the resulting impact on diesel fuel prices), global disease outbreaks or pandemics, such as the coronavirus pandemic, trade agreements among producing and consuming nations, governmental regulations, including tariffs, frosts, droughts and other weather conditions, changes in precipitation patterns, the frequency of extreme weather events, economic factors affecting growth decisions, inflation, plant diseases, theft and industry surcharges and other practices. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect (though the U.S. lifted the aluminum tariffs on Canada and Mexico in May 2019), which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. In addition, in the U.S., we are exposed to variability in the market price of a regional premium differential (referred to as “Midwest Premium”) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including based on the supply of and demand for aluminum in a particular region, associated transportation costs and warehouse financing transactions, which limit the amount of physical aluminum available to consumers and increases the price differential as a result. During times of greater volatility in the Midwest Premium, the variability in our cost of goods sold can also increase. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our end consumers as we must either pass on the increased cost to those consumers or experience a decrease in our profit margins as a result of the Midwest Premium differential. Increases in the Midwest Premium, or the inability to pass through any fluctuation in aluminum prices or regional premiums to our end consumers, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Further, despite our ability to source raw materials necessary to meet demand for our products, certain raw materials such as barely, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and, bottles, glass and polyethylene terephthalate containers, as well as cardboard and other paper products, have been adversely impacted by the coronavirus pandemic. In 2020, we experienced a shift in the allocation among different packaging types toward aluminum cans and bottles and away from glass bottles. This accelerated in 2020 and continued in 2021 due to the coronavirus pandemic where we observed a shift in volume to off-premise channels and aluminum cans and away from on-premise channels and glass bottles. In 2021, with the reopening of the on-premise channels, we have seen a shift in volume back to the on-premise channels and glass bottles, which led to tightness in glass bottles supplies. The shifting consumption patterns between off-premise and on-premise, and the corresponding shift between aluminum and glass bottle packaging could result in supply shortages, higher costs and out-of-stocks, which could adversely impact sales and profitability. In Canada, the standard returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment. We distribute our products and receive raw materials primarily by rail or truck. Reduced availability of rail or trucking capacity has caused, and could continue to cause, us to incur unanticipated expenses. In particular, reduced trucking capacity due to shortages of drivers, as a result of the coronavirus pandemic in general and in Europe specifically due to the U.K.'s departure from the European Union, and a federal regulation requiring drivers to electronically log their driving hours, among other reasons, have caused an increase in the cost of transportation for us and our suppliers. We believe commodity and other cost increases and volatility especially due to the coronavirus pandemic, and inflationary pressures could continue in the future. If such increases occur or exceed our estimates or projections and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our business, financial condition and results of operations would be harmed. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share, and our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations. Furthermore, to the extent any of the foregoing factors affect the availability or prices of ingredients or packaging or our hedging arrangements do not effectively or completely hedge changes in commodity price risks, including cost inflation, and we are not able to pass these increased costs along to customers, our business and financial results could also be materially adversely impacted.
Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results. Our businesses have been, and may continue to be, impacted by supply chain constraints, raw materials and ingredient shortages, resulting in inflationary pressure on material costs, longer lead times, port congestion and increased freight costs caused, in part, by the coronavirus pandemic and the uncertain economic environment. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and other components for our businesses. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation and sales. If our competitors maintain or substantially lower their prices, we may lose customers and mark down prices. Our profitability may be impacted by prices that do not offset the inflationary pressures, which may impact gross margins. Even though our businesses are working to alleviate supply chain constraints through various measures, such as sourcing from additional suppliers and using alternative delivery methods or materials, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Packaging material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand in off-premise channels or particular packages, particularly aluminum cans, which in turn could impact our net sales and market share. In addition, in 2021, shortages of raw materials and disruption to the global supply chain negatively impacted sales, costs and inventory availability and may continue to have a negative impact on future results and profitability.
For example, we are experiencing higher transportation costs and input costs. Higher transportation costs are a result of increased fuel prices, a short supply of truckers worldwide and increased freight costs. Driver shortages are forcing us to use the spot market and to pay spot market prices which are higher than they have been in many years. We are also taking steps to reduce the impact of driver shortages by shipping more beverages on rail. Besides impacting our outbound shipments, our suppliers are facing difficulty in timely delivering the materials we need and we are also experiencing increased supply costs due to overall cost inflation. The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the year ended December 31, 2021. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted.

We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our business and financial results.  In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of the acquisition of the remaining portion of MillerCoors LLC ("MillerCoors") which occurred on October 11, 2016 (the "Acquisition"), we allocated approximately $6.3 billion and $7.6 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our 2020 annual goodwill impairment testing completed as of October 1, 2020, indicated that the fair value of our EMEA&APAC reporting unit was below its carrying value. As a result, we recorded an impairment charge of approximately $1.5 billion recorded within special items, net, in our consolidated statements of operations during the fourth quarter of 2020. As of the year ended December 31, 2020, the EMEA&APAC reporting unit was fully impaired. Additionally, we identified a triggering event requiring an interim impairment assessment of the goodwill within our historical Canada reporting unit at the end of the third quarter of 2019, which resulted in a goodwill impairment loss of $668.3 million recorded within special items, net, in our consolidated statements of operations during the third quarter of 2019.
Additionally, our impairment analysis, conducted as of October 1, 2021, indicated that the fair value of the Americas reporting unit was estimated at less than 10% in excess of its carrying value. In the current year testing, it was determined that the fair value of the Americas reporting unit is considered to be at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including Company-specific risks like the performance of our above-premium transformation efforts and overall market performance of new innovations like hard seltzers, and our expansion in products beyond-the-beer aisle, along with macro-economic risks like the continued prolonged weakening of economic conditions and cost inflation, or significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. Although the fair values of our Americas reporting unit and indefinite-lived intangible assets are either equal to or in excess of their carrying values, the fair values are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. Any future impairment of the Americas reporting unit or our indefinite-lived intangible assets, or reclassification of indefinite-lived intangible assets to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results, as evidenced by the charges incurred during the fourth quarter of 2020 and third quarter of 2019, as previously noted above. The testing of our goodwill for impairment is also predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Estimates" and Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information related to the results of our annual impairment testing.
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price. Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, our revitalization plan, category growth, development and launch of innovative new products, market share projections, product pricing, sales, volume and product mix, foreign exchange rates and volatility, tax rates, commodity prices, distribution through truck versus railcar, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, pay dividends and meet debt obligations. In addition, our ability to achieve our revitalization plan goals, and the anticipated cost savings and other benefits of our restructuring activities, are subject to various assumptions and uncertainties. There is no assurance that we will fully realize the anticipated costs and other benefits of our restructuring activities or execute successfully on our revitalization plan, in the time frames we desire or at all. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of the coronavirus pandemic. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.
Risks Related to Our Dependence on Third Parties
Termination of one or more manufacturer/distribution/production agreements, or issues caused by our dependence on the parties to these agreements, could have a material adverse effect on our business and financial results.    We

manufacture and/or distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to import, market, distribute and sell certain Heineken brands in Canada, our arrangements with ABI to brew and distribute Beck's, Stella Artois, and Lowenbrau and to distribute Hoegaarden, Leffe, and Corona in Central Europe. We also have agreements with Asahi for the production and import of Pilsner Urquell and Peroni Nastro Azurro into the U.S. under perpetual royalty-free license. These agreements have varying expiration dates and performance criteria, with several agreements approaching expiration in the near future. Non-renewal of these agreements or loss of one or more of these arrangements, because of failure of performance, failure to come to terms on a negotiated extension, as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. As part of our efforts to streamline operations and to manage costs, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these parties to perform is largely outside of our control. If one or more of these parties experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, our costs could increase, and the delivery of our products could be prevented or delayed.
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
In addition, we are continuing to actively manage the coronavirus pandemic's impact on our supply chain and our consolidated results of operations. The demand for packaging materials in the beverage industry has significantly increased and there has been a shortage of capacity and increases in costs, as manufacturers attempt to adjust their supply chains to keep up with the increased demand, which has further increased due to the coronavirus pandemic. Due to restrictions resulting from the coronavirus pandemic, global supply may continue to be constrained, which has caused, and may continue to cause, the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations.
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

Our operations in developing and emerging markets expose us to additional risks which could harm our business and financial results. We continue to operate in developing and emerging markets. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this report, our operations in these markets expose us to additional risks, including: changes in local political, economic, social and labor conditions; restrictions on foreign ownership and investments; repatriation of cash earned in countries outside the U.S.; import and export requirements; increased costs to ensure compliance with complex foreign laws and regulations; currency exchange rate fluctuations; a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues; longer payment cycles, increased credit risk and higher levels of payment fraud; increased exposure to global disease outbreaks or pandemics, such as the coronavirus pandemic; and other challenges caused by distance, language, and cultural differences.
In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the U.K. Proceeds of Crime Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and prohibitions on our ability to offer our products and services in one or more countries, each of which could have a materially negative effect on our reputation, brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies.
Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    Many countries in which we operate regulate the distribution of alcohol products and if those regulations were changed, it could alter our business practices and have material adverse effect on our business and financial results. For example, in the U.S. market, there is a three-tier distribution system that governs the sale of malt beverage products. That system, consisting of required separation of manufacturers, distributors and retailers, dates back to the repeal of prohibition and is periodically subject to legal challenges. To the extent that such challenges are successful and allow changes to the three-tier system, including through the expansion of e-commerce and direct-to-consumer offerings such changes could have a material adverse effect on our Americas segment results of operations. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain Canadian provinces, we rely on our joint venture arrangements, BRI and BDL, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the western Canadian provinces. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, Euro, British Pound, Czech Koruna, Croatian Kuna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. For instance, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.
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

In addition, changes to existing tax laws or the adoption of new tax laws, particularly in the U.S., U.K. and Canada, could have a material adverse impact to our effective tax rate and future cash tax liabilities. The current economic and political environment may result in significant tax law changes in the numerous jurisdictions in which we operate. More specifically, recent proposals to reform tax laws in the U.S. and foreign jurisdictions could significantly impact how U.S. multinational business are taxed on their foreign earnings. The U.S. Congress has proposed several pieces of tax legislation, which if ultimately enacted, could have a material effect on our effective tax rate. In addition, our effective tax rate could be materially affected by certain tax proposals developed by the Organization for Economic Cooperation and Development and European Commission regarding the taxation of multinational businesses.
Continued economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult. The final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
Additionally, modifications of laws and policies governing foreign trade and investment, including trade agreements and tariffs such as the United States-Mexico-Canada Agreement, the European Union-United Kingdom Trade and Cooperating Agreement, or aluminum tariffs, could adversely affect our supply chain, business and results of operations. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect (though the U.S. lifted the aluminum tariffs on Canada and Mexico in May 2019), which has created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. Continued imposition of U.S. aluminum tariffs, the implementation of additional tariffs and retaliatory tariffs from trade partners or related uncertainties could further increase the cost of certain of our imported materials, thereby adversely affecting our profitability. In addition, the European Union-United Kingdom Trade and Cooperating Agreement became effective in May 2021 and resulted in certain disruptions in trade and the movement of goods, including prolonged transportation delays, which affected our ability to source raw materials and packaging for our products as well as our ability to import and export products.
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
In addition, a number of governmental authorities, both in the U.S. and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or excise taxes on packaging material, and requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes, could reduce the demand for certain of our products that contain plastic packaging, result in greater costs for manufacturers of plastic products or otherwise impact our business, financial condition and results of operations. Similarly, changes in applicable environmental regulations, including increased or additional regulations to discourage the use of plastic may result in increased compliance costs, increased costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability. In addition, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes.
Finally, U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2021, our U.S. business excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. This included the impact of the U.S. Craft Beverage Modernization and Tax Reform Act, which took effect on January 1, 2018 for all qualified large domestic brewers and importers and was made permanent by the U.S. Consolidated Appropriations Act, 2021 on December 27, 2020. This law resulted in reduced U.S. federal excise taxes by $2 per barrel on the first six million barrels, which equated to $1.70 per hectoliter on this portion of our 2021 volume sold. Our practice is to transfer a portion of these savings to distributors consistent with the revenue splitting approach of our U.S. business' economic model. Excise taxes are levied in specific state and local jurisdictions at varying rates. Increased excise taxes could have a material adverse effect on our profitability.
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
Coronavirus pandemic vaccination mandates adopted by federal, state and local governments, as well as by certain healthcare systems, could have a material adverse impact on our business and results of operations. In addition to government-imposed shutdowns or restrictions on our business activities due to the coronavirus pandemic, governments may impose vaccine or testing requirements on some or all of our employees. Additionally, many state and local governments in which our business operates have implemented or announced COVID-19 vaccination requirements applicable to certain of our employees, and additional vaccination mandates may be announced in the future. It is currently not possible to predict with certainty the impact these vaccination mandates will have on our business, especially on our workforce. Our implementation of these requirements may result in costs to us in the form of vaccinations or testing of employees. These requirements may also result in attrition in our workforce, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
We also have modified our business practices for the continued health and safety of our employees, including the requirements of vaccines, subject to certain medical and religious exemptions, for all non-union office-based employees in the U.S. We may take further actions, or be required to take further actions, that are in the best interests of our employees. Our suppliers and customers have also implemented such measures, which has resulted in, and we expect it will continue to result in, disruptions or delays and higher costs. The implementation of health and safety practices by us, our suppliers or our customers could impact customer demand, supplier deliveries, our productivity and costs, which could have a material adverse impact on our business, financial condition or results of operations.
Risks Related to Acquisitions and Joint Ventures
Risks associated with operating our joint ventures may materially adversely affect our business and financial results. We have entered into several joint ventures, including our joint ventures with Ball Corporation (i.e. Rocky Mountain Metal Container), and with Owens-Brockway Glass Container Inc. (i.e. Rocky Mountain Bottle Company), for a portion of our aluminum and glass packaging supply in the U.S., respectively. In addition, we have entered into joint ventures with HEXO to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages in Canada and CBD beverages in certain U.S. markets. We have also entered into a joint venture with Yuengling to expand the distribution of Yuengling beer in the U.S. We also have a joint venture in the U.K. regarding the production and distribution of Cobra beer. Additionally, in certain Canadian provinces, we rely on joint venture agreements, BRI and BDL, to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. As previously referenced, BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the western Canadian provinces. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, or may become insolvent or file for bankruptcy protection and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture.
Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures. In order to compete in the consolidating global brewing and beverage industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business such as the Acquisition and our joint ventures with HEXO and Yuengling and various other craft acquisitions we have made recently. Potential risks associated with acquisitions and joint ventures could include, among other things: our ability to identify attractive acquisitions and joint ventures; our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms; our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures; our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture; diversion of management's attention; our ability to successfully integrate our businesses with the business of the acquired company; motivating, recruiting and retaining key employees; conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company; consolidating and streamlining sales, marketing and corporate operations; potential exposure to unknown liabilities of acquired companies; potential exposure to unknown or future liabilities or costs that affect the markets in which acquired companies or joint ventures operate; reputational or other damage due to the conduct of a joint venture partner; loss of key employees and customers of the acquired business; and managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture.

Additional Risks Related to our Americas Segment
Our U.S. business is highly dependent on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products, and distributor consolidation in the U.S. could harm our business performance.    We sell nearly all of our products, including all of our imported products, in the U.S. to independent distributors for resale to retail outlets. These independent distributors are entitled to exclusive territories and protected from termination by state statutes and regulations. Consequently, if we are not allowed, or are unable under acceptable terms or at all, to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.
Further, in recent years, there has been consolidation of independent distributors, resulting in distributors with increased leverage over suppliers due to the distributor's share of the supplier business, exclusive territorial appointments and regulatory protection of distribution agreements. In addition, distributor consolidation, regardless of size, carries a risk of decreased investment in service and local marketing in the interest of paying down the leverage required to fund a transaction. Consolidation among distributors could create a more challenging competitive landscape for our products and could hinder the distribution and sale of our products. Changes in distributors' strategies, including a reduction in the number of brands they carry, may adversely affect our growth, business, financial results and market share.
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and MCBC, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and governs the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. Even if the legislation is proclaimed into law, the Master Framework Agreement is set to expire in 2025 unless renewed. While we have engaged, and continue to plan to engage in discussions with the government to renew the agreement or otherwise reach a mutually agreeable alternative to the enactment of the law, we and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation. Unilateral termination or expiration of the Master Framework Agreement could have material impacts to the results of operations, cash flows and financial position of the Americas segment.
Our Americas business faces numerous risks relating to its joint ventures in the Canadian cannabis industry and the U.S. CBD beverage industry. In 2018, a wholly-owned subsidiary within our Canadian business completed the formation of an independent Canadian joint venture with HEXO, a Canadian entity listed on the New York Stock Exchange and the Toronto Stock Exchange that serves the Canadian cannabis market. The joint venture, Truss LP ("Truss"), is producing and marketing developing non-alcoholic, cannabis-infused beverages for the Canadian market. In 2020, Truss launched its first cannabis infused product, Verywell Drops, as well as its ready to drink beverage portfolio across the Canadian market. The success and consumer acceptance of any products produced by the joint venture cannot be assured. Further, our Canadian subsidiary’s involvement in the Canadian cannabis industries and our involvement in the U.S. CBD market may negatively impact: consumer, business partner, investor or public sentiment regarding our brands, Americas' beer business or our company. The emerging cannabis industry in Canada and the U.S. and in other jurisdictions is evolving rapidly and subjects us to a high degree of political, legal and regulatory uncertainty. The occurrence of any of the above risks could have a material adverse effect on our business. In addition, there is regulatory uncertainty in the U.S. regarding the status of food and beverage products that contain U.S. hemp-derived ingredients, including CBD. While our involvement in the U.S. CBD market consists of operations and sales of such products in states where the sale and distribution of hemp-derived CBD beverages is permitted, U.S. federal law enforcement officials may still elect to take enforcement action against companies under the Controlled Substances Act or the Food and Drug Administration may send a cease and desist letter, either of which action could have an impact on our involvement in the U.S. CBD market.
If we are required to move away from the industry standard returnable bottle we use today in Canada, we may incur unexpected losses. Along with other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 21% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
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
Additional Risks Related to our EMEA&APAC Segment
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar, in each case, in addition to the impacts of the coronavirus pandemic. Additionally, we face intense competition in certain of our European markets, particularly with respect to pricing, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. In addition, in recent years, beer volume sales in Europe have been shifting from pubs and restaurants (on-premise) to retail stores (off-premise) for the industry in general. Sales to off-premise customers tend to be lower than margins on sales to on-premise customers, and, as a result, continuation or acceleration of this trend would further adversely affect our profitability.
Risks Related to Ownership of our Class B Common Stock
If Pentland and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of our board of directors do not agree on certain actions, generally the matter will not be approved, even if beneficial to us or favored by other stockholders or a majority of our board of directors.    Pentland Securities (1981) Inc. ("Pentland") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust") (a trust controlled by the Coors family and related parties), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. If these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if our board of directors, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the board of directors to take certain transformational actions. Thus, it is possible that our Company will not be authorized to take action even if it is supported by a simple majority of the board of directors.
The interests of the controlling stockholders may differ from those of other stockholders and could prevent our Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain of our actions requiring stockholder approval, which could have a material adverse effect on Class B stockholders. See Part II—Item 8 Financial Statements and Supplementary Data, Note 8, "Stockholders' Equity" for additional information regarding voting rights of Class A and Class B stockholders.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 23, 2022, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
Administrative Offices
	Bucharest, Romania(1)	Americas and EMEA&APAC global business services center
	Burton-on-Trent, U.K.	EMEA&APAC segment operational headquarters
	Chicago, Illinois(1)	Americas segment operational headquarters
	Golden, Colorado	Corporate principal executive office and Americas segment administrative office
	Milwaukee, Wisconsin	Americas segment administrative office
	Montréal, Québec	Corporate principal executive office and Americas segment administrative office
	Prague, Czech Republic	EMEA&APAC segment administrative office
	Toronto, Ontario	Americas segment administrative office
Americas Segment
Brewery/packaging plants	Albany, Georgia(2)	Brewing and packaging
	Chilliwack, British Columbia	Brewing and packaging
	Elkton, Virginia(2)	Brewing and packaging
	Fort Worth, Texas(2)	Brewing and packaging
	Golden, Colorado(2)	Brewing and packaging
	Longueuil, Québec	Brewing and packaging
	Milwaukee, Wisconsin	Brewing and packaging
	Toronto, Ontario	Brewing and packaging
	Trenton, Ohio(2)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Golden, Colorado(3)	Can and end manufacturing facilities
	Wheat Ridge, Colorado(3)	Bottling manufacturing facility
Malting operations	Golden, Colorado	Malting
EMEA&APAC Segment
Brewery/packaging plants	Apatin, Serbia(4)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, U.K.(4)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(4)	Brewing and packaging
	Prague, Czech Republic(4)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.(4)	Brewing and packaging
	Zagreb, Croatia	Brewing and packaging
(1)We lease the office space for our Americas segment operational headquarters in Chicago, Illinois as well as the office space for our global business services center in Bucharest, Romania.
(2)The Golden, Trenton, Elkton, Albany and Fort Worth breweries collectively account for approximately 76% of our Americas segment production for the year ended December 31, 2021.
(3)The Wheat Ridge and Golden, Colorado facilities are leased from us by RMBC and RMMC, respectively.

(4)The Burton-on-Trent, Prague, Ploiesti, Apatin and Tadcaster breweries collectively account for approximately 72% of our EMEA&APAC segment production for the year ended December 31, 2021.
In addition to the properties listed above, we have smaller capacity facilities, including craft breweries and cideries, in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the Americas segment and EMEA&APAC segment countries in which we operate. Additionally, our Truss joint venture in Canada subleases its production facility in Belleville, Ontario from our joint venture partner, HEXO.
We believe our facilities are well maintained and suitable for their respective operations. In 2021, our operating facilities were not capacity constrained.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock and Class B common stock trade on the New York Stock Exchange under the symbols "TAP.A" and "TAP," respectively. In addition, the Class A exchangeable shares and Class B exchangeable shares of our indirect subsidiary, Molson Coors Canada Inc., trade on the Toronto Stock Exchange under the symbols "TPX.A" and "TPX.B," respectively. The Class A and B exchangeable shares are a means for shareholders to potentially defer Canadian income tax and have substantially the same economic and voting rights as the respective common shares. The exchangeable shares can be exchanged for our Class A or B common stock at any time and at the exchange ratios described in the Merger documents and receive the same dividends. At the time of an exchange, a shareholder's Canadian tax liability, if any, would become due. The exchangeable shares have voting rights through special voting shares held by a trustee.
The approximate number of record security holders by class of stock at February 16, 2022, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	23
Class B common stock, $0.01 par value	2,912
Class A exchangeable shares, no par value	211
Class B exchangeable shares, no par value	2,269

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2016, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends. The below is provided for informational purposes and is not indicative of future performance.

# Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
Molson Coors
S&P 500
Peer Group

	2016	2017	2018	2019	2020	2021
Molson Coors	$100.00	$85.89	$60.22	$59.94	$50.85	$52.93
S&P 500	$100.00	$121.82	$116.47	$153.14	$181.30	$233.29
Peer Group	$100.00	$105.80	$77.79	$99.65	$86.29	$88.27
Dividends
A quarterly dividend of $0.34 per share was paid during the third and fourth quarters of 2021.
ITEM 6.    [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have been brewing beverages that unite people for all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling, and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Coors Seltzer, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce many beloved and iconic beer brands. While our Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Annual Report on Form 10-K is provided to assist in understanding our Company, operations and current business environment and should be considered a supplement to, and read in conjunction with, the accompanying audited consolidated financial statements and notes included within Part II—Item 8 Financial Statements and Supplementary Data, as well as the discussion of our business and related risk factors in Part I—Item 1 Business and Part I—Item 1A Risk Factors, respectively. See also "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."
A discussion related to the results of operations and changes in financial condition for 2020 compared to 2019 has been omitted from this report, but may be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2020 Form 10-K, filed with the SEC on February 11, 2021, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.molsoncoors.com.
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods and (c) 2021, 2020 and 2019 refers to the 12 months ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
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
Items Affecting Reported Results
Items Affecting Consolidated Results of Operations
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused us to not produce or ship as much as we otherwise would have in the first quarter of 2021. Subsequently, in the balance of 2021, we made progress recovering from the incident with increased shipments and have operationally recovered as of December 31, 2021. In addition, we incurred certain incremental one-time costs of $2.4 million for the year ended December 31, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.

Coronavirus Global Pandemic
We have been actively monitoring the impact of the coronavirus pandemic which has had a material adverse effect on our operations, liquidity, financial condition and results of operations in 2020 and 2021. In 2021, while we saw improvements in the marketplace related to the coronavirus global pandemic as on-premise locations began to re-open across the world, including in the U.S. and Europe, which led to a shift in revenue from off-premise to on-premise starting in the second quarter and continuing through the third quarter of 2021, during the fourth quarter of 2021, a new variant of coronavirus, Omicron, created additional uncertainty and negatively impacted our on-premise business. While on-premise volumes in our EMEA&APAC segment progressively improved throughout 2021 as bars and restaurants reopened with restrictions, due to implications of the new coronavirus variant, consumer behavior in the U.K. and across Central Europe became more uncertain as individuals were encouraged to work from home and reduce other personal interactions during the fourth quarter of 2021. With a shift in consumer behavior and surge in coronavirus cases not only in Europe but also in the U.S. and Canada at the end of the year, sales to the on-premise during the fourth quarter of 2021 were negatively impacted. The extent to which our operations will continue to be impacted by the coronavirus pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the level of governmental or societal orders or restrictions on public gatherings and on-premise venues, including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market, including continued or prolonged outbreaks of variants, changes in consumer behavior, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the coronavirus pandemic and resulting impacts to our business.
Despite the improvements in re-openings of on-premise locations from 2020, closures and openings with restrictions continued to impact our financial results during 2021. Specifically, beginning in the first quarter of 2020 and continuing into the first half of 2021, we experienced a significant decline in on-premise demand in the Americas and EMEA&APAC segments resulting from lockdowns and other government-imposed restrictions to the on-premise. See further discussion in Part I. Item 1. Business regarding the historical percentage of on-premise channel versus off-premise within our Americas and EMEA&APAC segments and resulting implications to expected profitability as a result of the effective closures of the on-premise in the markets in which we operate. While certain countries in Europe lifted lockdown restrictions, particularly in the U.K. which resulted in the reopening of certain on-premise locations early in the second quarter of 2021 with measures removed early in the third quarter of 2021, the on-premise did not return to pre-pandemic levels in the EMEA&APAC segment. In addition, during the first half of 2021, certain provinces of Canada, including the most populous provinces, endured lockdowns pursuant to which bars and restaurants were required to close. During the third quarter of 2021, these venues began to reopen with varying degrees of restrictions; however, during the fourth quarter of 2021 as a result of implications from the new coronavirus variant, restrictions in certain provinces were implemented and consumer behavior in the on-premise became more uncertain and as a result sales to the on-premise channel in the fourth quarter of 2021 were negatively impacted. Throughout 2021, the U.S. progressively reopened, and sales to restaurants and bars returned to near pre-coronavirus pandemic levels within the Americas segment but pulled back towards the end of the year as a result of the spread of the Omicron coronavirus variant. Certain sporting events, festivals and other large public gatherings where our products are served have started to return with restrictions including proof of vaccination or negative coronavirus testing requirements. While the U.S., Canada, and Western European countries have seen an increase in vaccination levels throughout 2021, certain Eastern European countries have lagged, and therefore, the risk of further coronavirus pandemic restrictions and governmental imposed lockdowns remains throughout Europe. Throughout the world, any governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, will continue to impact on-premise traffic and, in turn, our business.
In addition, where we have seen shifts in demand to the off-premise, and shifts back to the on-premise and the related shifts between certain package types, this has strained our supply chain and package availability, requiring that we strategically prioritize certain brands and package types and expand the number of suppliers we work with to ensure we can meet production requirements. Our supply chain continues to work diligently to ensure sufficient supply of these high-demand brand and packages as we adjust to these changing consumer dynamics.
Further, during 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential Americas segment brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which were negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. We committed to provide customers with reimbursements for untapped kegs that met certain established return requirements in conjunction with the voluntary programs. As a result, during 2020, we recognized a reduction to net sales of $30.3 million ($13.2 million for the Americas segment and $17.1 million for the EMEA&APAC segment) for reimbursements through these keg relief programs, substantially all of which was recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the remainder of 2020, reflecting estimated sales returns and reimbursements through these keg relief programs.

Further, during 2020, we recognized charges of $12.1 million ($9.2 million for the Americas segment and $2.9 million for the EMEA&APAC segment), substantially all of which were recognized in the first quarter of 2020 other than immaterial adjustments for changes in estimates during the remainder of 2020, within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the estimated costs to facilitate the above mentioned keg returns. See Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for additional details.
As a result of the ongoing impacts of the coronavirus pandemic, we continue to take various mitigating actions to offset some of the implications to our employees and communities, as well as the challenges to performance, while also ensuring liquidity and deleveraging remain key priorities. We continue to monitor the coronavirus pandemic and will take additional actions as necessary if the global coronavirus pandemic takes a further negative turn. Such potential actions may include, but are not limited to, drawing on our revolving line of credit facility, issuing additional commercial paper under our U.S. commercial paper program (see Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for further discussion of the facilities and our remaining capacity), further accessing the capital markets, reducing discretionary spending including capital expenditures and asset monetization.
In response to the global economic uncertainty created by the coronavirus pandemic, our board of directors suspended our regular quarterly dividends on our Class A and Class B common and exchangeable shares in May 2020. In the third quarter of 2021, a quarterly dividend was reinstated. See "Liquidity and Capital Resources" and Item 1A. "Risk Factors" in this report for additional information regarding the impact of the global coronavirus pandemic on our liquidity. We also continue to monitor the impacts of the coronavirus pandemic on the recoverability of our assets, including goodwill and indefinite-lived intangible assets. Given the length and severity of the impacts of the global coronavirus pandemic on our EMEA&APAC segment, as well as the protracted recovery expected in certain on-premise markets, we recorded a goodwill impairment loss of $1,484.3 million in the fourth quarter of 2020. If the duration of the coronavirus pandemic is further prolonged and the severity of its impact continues or worsens, it could result in additional significant impairment losses. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for further details.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable growth. The revitalization plan established Chicago, Illinois as our Americas segment operational headquarters. We closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. As of January 1, 2020, we changed our name to Molson Coors Beverage Company and changed our management structure to two segments - Americas and EMEA&APAC. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and we recognized severance and retention charges of $4.0 million, $35.6 million and $41.2 million during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. As of the year ended December 31, 2021, the revitalization plan restructuring charges were substantially complete.
See Part II—Item 8 Financial Statements and Supplementary Data Note 7, "Special Items" and Note 10, "Goodwill and Intangibles" for further discussion of the impacts of this plan.

Cost Inflation
We are experiencing cost inflation, including higher transportation and input costs which negatively impacted our results of operations during the year ended December 31, 2021. We expect cost inflation to continue to have a negative impact in 2022. Higher transportation costs are a result of increased fuel prices, a short supply of truck drivers worldwide and increased freight costs. Driver shortages are forcing us to use the spot market and to pay spot market prices which are higher than they have been in many years. We are taking steps to reduce the impact of driver shortages by shipping more beverages via rail. Besides impacting our outbound shipments, our suppliers are facing difficulty in timely delivering the materials we need, and we are also experiencing increased supply costs due to overall cost inflation. The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results during the year ended December 31, 2021. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program, pricing, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressure.
Items Affecting Americas Segment Results of Operations
Texas Storm
In February 2021, a winter ice storm severely impacted the southern U.S. In particular, local government authorities in Texas were forced to impose energy restrictions, causing the Fort Worth brewery to be offline which resulted in our inability to produce or ship product during the downtime.
Irwindale, California Brewery Sale
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst, granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. We recorded special items charges related to the Irwindale brewery closure as further discussed in Part II—Item 8 Financial Statements and Supplementary Data Note 7, "Special Items".
Montreal Brewery Sale
In further efforts to optimize the Canada and U.S. brewery network, in the third quarter of 2017, we announced a plan to build a more efficient and flexible brewery in Longueuil, Québec. During the second quarter of 2019, we completed the sale of our Montreal brewery for $96.2 million, resulting in a $61.3 million gain, which was recorded as special items, net in the consolidated statement of operations. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis until the new brewery became operational. Completion of the Longueuil, Québec brewery occurred during the fourth quarter of 2021.
Items Affecting EMEA&APAC Segment Results of Operations
Fiscal Year 2020 Goodwill Impairment
In fiscal year 2020, we recorded a goodwill impairment charge related to our EMEA&APAC reporting unit of $1,484.3 million as a result of the annual goodwill impairment analysis. Consequently, the EMEA&APAC reporting unit was fully impaired as of December 31, 2020. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for additional information.
Impairment of a Disposal Group
During the third quarter of 2020, we recognized an impairment loss of $30.0 million recorded within special items, net related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our EMEA&APAC segment. The sale of the India business disposal group was completed during the first quarter of 2021. During the fourth quarter of 2021, we recognized an impairment loss of $13.5 million within special items, net related to the held for sale classification of the remaining portion of our India business.
Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019. See Part II—Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results comparing December 31, 2021 and December 31, 2020.

	For the years ended
	December 31, 2021	Change	December 31, 2020	Change	December 31, 2019
	(In millions, except percentages and per share data)
Net sales	$10,279.7	6.5%	$9,654.0	(8.7)%	$10,579.4
Cost of goods sold	(6,226.3)	5.8%	(5,885.7)	(7.7)%	(6,378.2)
Gross profit	4,053.4	7.6%	3,768.3	(10.3)%	4,201.2
Marketing, general and administrative expenses	(2,554.5)	4.8%	(2,437.0)	(10.7)%	(2,728.0)
Special items, net	(44.5)	(97.4)%	(1,740.2)	145.5%	(708.8)
Operating income (loss)	1,454.4	N/M	(408.9)	N/M	764.4
Total other income (expense), net	(215.4)	(8.3)%	(235.0)	(17.4)%	(284.5)
Income (loss) before income taxes	1,239.0	N/M	(643.9)	N/M	479.9
Income tax benefit (expense)	(230.5)	(23.6)%	(301.8)	29.1%	(233.7)
Net income (loss)	1,008.5	N/M	(945.7)	N/M	246.2
Net (income) loss attributable to noncontrolling interests	(2.8)	(15.2)%	(3.3)	(26.7)%	(4.5)
Net income (loss) attributable to MCBC	$1,005.7	N/M	$(949.0)	N/M	$241.7
Net income (loss) attributable to MCBC per diluted share	$4.62	N/M	$(4.38)	N/M	$1.11

Financial volume in hectoliters	84.028	(0.5)%	84.479	(8.9)%	92.722
Brand volume in hectoliters	80.673	(1.7)%	82.033	(7.8)%	88.946
N/M = Not meaningful
Foreign currency impacts on results
During 2021, foreign currency movements favorably impacted our consolidated USD income before income taxes by $4.5 million (favorably impacting income before income taxes of our Americas segment by $2.1 million, our EMEA&APAC segment by $0.3 million and unallocated by $2.1 million). Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our consolidated statements of operations.
Volume
Worldwide brand volume (or "brand volume" when discussed by segment) reflects owned or actively managed brands sold to unrelated external customers within our geographic markets (net of returns and allowances), royalty volume and our proportionate share of equity investment worldwide brand volume calculated consistently with MCBC owned volume. Financial volume represents owned brands sold to unrelated external customers within our geographical markets, net of returns and allowances as well as contract brewing, wholesale non-owned brand volume and company-owned distribution volume. Contract brewing and wholesaler volume is included within financial volume, but is removed from worldwide brand volume, as this is non-owned volume for which we do not directly control performance. Royalty volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements and because this is owned volume, it is included in worldwide brand volume. Our worldwide brand volume definition also includes an adjustment from Sales-to-Wholesaler (STW) volume to Sales-to-Retailer (STR) volume. We believe the brand volume metric is useful to investors and management because, unlike financial volume and STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
As part of the revitalization plan strategy to grow our above premium portfolio and expand beyond the beer aisle, we have de-prioritized certain non-core economy SKUs. This strategy is intended to drive sustainable net sales growth and earnings growth, despite potential volume declines as the portfolio mix shifts towards a higher composition of above premium products.

	For the years ended
	December 31, 2021	Change	December 31, 2020	Change	December 31, 2019
	(In millions, except percentages)
Volume in hectoliters
Financial volume	84.028	(0.5)%	84.479	(8.9)%	92.722
Less: Contract brewing and wholesaler volume	(6.730)	5.9%	(6.355)	(17.6)%	(7.715)
Add: Royalty volume	4.475	18.3%	3.783	(10.5)%	4.226
Add: STW to STR adjustment	(1.100)	N/M	0.126	N/M	(0.287)
Total worldwide brand volume	80.673	(1.7)%	82.033	(7.8)%	88.946
N/M = Not meaningful
Net sales
The following table highlights the drivers of change in net sales for the year ended December 31, 2021 versus December 31, 2020, by segment (in percentages).

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated	(0.5)%	5.2%	1.8%	6.5%
Americas	(2.0)%	4.0%	1.0%	3.0%
EMEA&APAC	3.9%	15.7%	6.3%	25.9%
The following table highlights the drivers of change in net sales on a reported basis for the year ended December 31, 2020 versus December 31, 2019, by segment (in percentages).

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated	(8.9)%	0.1%	0.1%	(8.7)%
Americas	(6.0)%	1.7%	(0.1)%	(4.4)%
EMEA&APAC	(17.3)%	(11.1)%	0.5%	(27.9)%
Net sales per hectoliter on a brand volume basis in local currency increased 3.8% for the year ended December 31, 2021 compared to prior year. The increase for the year ended December 31, 2021 was primarily due to positive net pricing in both the Americas and EMEA&APAC segments, as well as favorable sales mix resulting from portfolio premiumization and fewer on-premise channel restrictions. Net sales per hectoliter on a financial volume basis in local currency increased 5.2% for the year ended December 31, 2021, compared to prior year.
Worldwide brand volume decreased 1.7% for the year ended December 31, 2021, compared to prior year, while financial volume decreased 0.5% compared to prior year. The decline in brand volumes for the year ended December 31, 2021 was primarily due to lower economy portfolio volumes, including the de-prioritization of certain non-core SKUs in the U.S., partially offset by growth in the above premium portfolio volumes due to the increased premiumization efforts and favorable U.S. domestic shipments as we worked to rebuild distributor inventory levels.

Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 4.4% for the year ended December 31, 2021, compared to prior year. The increase for the year ended December 31, 2021 was primarily due to cost inflation mainly on input materials and transportation costs and the mix impacts of the portfolio premiumization and unfavorable foreign exchange movements, partially offset by changes to our unrealized mark-to-market commodity positions, lower depreciation and cost savings.
Marketing, general and administrative expenses
Marketing, general and administrative expenses increased 4.8% for the year ended December 31, 2021, compared to prior year. The increase for the year ended December 31, 2021 was primarily due to higher marketing spend in both the Americas and EMEA&APAC segments to support new innovations and core brands, as well as the cycling of lower spend in areas impacted by the coronavirus pandemic, partially offset by lower depreciation expense, cost savings and lower incentive compensation.
Special items, net
See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for detail of special items, net.
Total other income (expense), net
Total other income (expense), net improved 8.3% for the year ended December 31, 2021, compared to prior year primarily due to lower pension and OPEB non-service costs and lower interest expense driven by the repayment of debt as a result of our continued deleveraging actions.
Income taxes benefit (expense)

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Effective tax rate	19%	(47)%	49%
The increase in our effective tax rate for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to (i) the approximate $1.5 billion goodwill impairment charge in our EMEA&APAC segment recognized in the fourth quarter of 2020, and (ii) $18 million of tax expense recognized in the second quarter of 2021, which related to the remeasurement of our deferred tax liabilities following an announced corporate income tax rate increase in the U.K. from 19% to 25%. These increases to the effective tax rate were partially offset by $135 million of tax expense recognized in the second quarter of 2020 related to the hybrid regulations enacted in the U.S., and the release of $73 million of reserves for unrecognized tax positions as a result of an effective settlement reached on a tax audit during the third quarter of 2021. As a result of the effective settlement reached, which included resolution of the impact of the final U.S. tax hybrid regulations, we paid cash tax and associated interest of approximately $125 million in the fourth quarter of 2021.
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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax" for additional details regarding our effective tax rate.
Cost Savings Initiatives
Our next generation cost savings program, which began in 2020, is expected to deliver approximately $600 million of cost savings over the three year program through 2022 and is focused around many of the same functions of the business as the 2017 to 2019 program. These cost savings include approximately $150 million related to the revitalization plan. Total cost savings delivered in 2021 and 2020 totaled approximately $220 million and $270 million, respectively.
Depreciation and Amortization
Depreciation and amortization expense of $786.1 million for the year ended December 31, 2021 decreased by $135.9 million compared to $922.0 million for the year ended December 31, 2020, primarily due to the decrease in accelerated depreciation expense recorded as a result of certain facility closures as well as assets becoming fully depreciated during the year. See Part II—Item 8 Financial Statements and Supplementary Data, Note 7, "Special Items" for further discussion.

Segment Results of Operations
Americas Segment

	For the years ended
	December 31, 2021	Change	December 31, 2020	Change	December 31, 2019
	(In millions, except percentages)
Net sales(1)	$8,485.0	3.0%	$8,237.0	(4.4)%	$8,618.2
Income (loss) before income taxes	$1,176.5	8.9%	$1,080.5	67.5%	$645.0

Financial volume in hectoliters(2)	63.737	(2.0)%	65.010	(6.0)%	69.180
Brand volume in hectoliters	59.334	(3.2)%	61.313	(5.1)%	64.640
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 2.507 million hectoliters, 2.052 million hectoliters and 2.258 million hectoliters for 2021, 2020 and 2019, respectively. The results for 2019 were recasted to reflect the segment changes as part of the revitalization plan.
Net sales and volume
Net sales per hectoliter on a brand volume basis in local currency increased 3.2% for the year ended December 31, 2021, compared to prior year. The increase for the year ended December 31, 2021 was primarily due to positive net pricing and favorable brand mix, partially offset by unfavorable geographic mix attributed to growing license volume in Latin America. Net sales per hectoliter on a financial volume basis in local currency increased 4.0% for the year ended December 31, 2021, compared to the prior year.
Brand volume decreased 3.2% for the year ended December 31, 2021, compared to prior year. The decrease for the year ended December 31, 2021 was primarily due to a decline in the U.S. economy portfolio, including the de-prioritization and rationalization of non-core SKUs, partially offset by growth in Latin America and the U.S. above premium portfolio. Financial volumes decreased 2.0% for the year ended December 31, 2021, compared to prior year, due to lower brand volume, partially offset by favorable U.S. domestic shipment trends as we worked to rebuild distributor inventory levels.
Income (loss) before income taxes
Income (loss) before income taxes increased 8.9% for the year ended December 31, 2021, compared to prior year. The increase for the year ended December 31, 2021 was primarily due to positive net pricing and favorable brand mix, lower net special items charges, lower depreciation expense, and cost savings partially offset by cost inflation mainly on input materials and transportation costs, lower financial volumes and higher MG&A spend. The higher MG&A spend was driven by higher marketing spend to support new innovations and core brands and the cycling of lower spend in areas impacted by the coronavirus pandemic, partially offset by lower incentive compensation expense, cost savings and equity income from the TYC joint venture which started distribution in Texas in the third quarter of 2021.
EMEA&APAC Segment

	For the years ended
	December 31, 2021	Change	December 31, 2020	Change	December 31, 2019
	(In millions, except percentages)
Net sales(1)	$1,802.3	25.9%	$1,431.9	(27.9)%	$1,986.4
Income (loss) before income taxes	$32.9	N/M	$(1,603.7)	N/M	$102.4

Financial volume in hectoliters(2)	20.315	3.9%	19.560	(17.3)%	23.660
Brand volume in hectoliters	21.339	3.0%	20.720	(14.8)%	24.306
N/M = Not meaningful
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.

(2)Excludes royalty volume of 1.968 million hectoliters, 1.731 million hectoliters and 1.968 million hectoliters for 2021, 2020 and 2019, respectively. The results for 2019 were recasted to reflect the segment changes as part of the revitalization plan.
Net sales and volume
Net sales per hectoliter on a brand volume basis in local currency increased 10.1% for the year ended December 31, 2021, compared to prior year. The increase for the year ended December 31, 2021 was primarily due to favorable geographic, channel and brand mix and positive net pricing. Net sales per hectoliter on a financial volume basis in local currency increased 15.1% for the year ended December 31, 2021, compared to prior year.
Brand volume increased 3.0% for the year ended December 31, 2021, compared to prior year. The increase for the year ended December 31, 2021 was primarily due to the benefit of fewer on-premise restrictions and growth in the above premium portfolio. Financial volumes increased 3.9% for the year ended December 31, 2021, compared to prior year, primarily due to higher brand volumes and factored sales.
Income (loss) before income taxes
Income (loss) before income taxes was income of $32.9 million for the year ended December 31, 2021 compared to a loss of $1,603.7 million in the prior year. The improvement of income (loss) before income taxes of $1,636.6 million for the year ended December 31, 2021 was primarily due to the cycling of special items in the prior year related to the $1.5 billion goodwill impairment of the EMEA&APAC segment, favorable sales mix, positive net pricing and higher financial volumes, partially offset by cost inflation and higher MG&A spend mainly due to the cycling of lower prior year spend in areas impacted by the coronavirus pandemic.
Unallocated Segment
We have certain activity that is not allocated to our segments and primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated.

	For the years ended
	December 31, 2021	Change	December 31, 2020	Change	December 31, 2019
	(In millions, except percentages)
Cost of goods sold	$236.6	119.9%	$107.6	N/M	$(0.8)
Gross profit	236.6	119.9%	107.6	N/M	(0.8)
Operating income (loss)	236.6	119.9%	107.6	N/M	(0.8)
Total other income (expense), net	(207.0)	(9.3)%	(228.3)	(14.4)%	(266.7)
Income (loss) before income taxes	$29.6	N/M	$(120.7)	(54.9)%	$(267.5)
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented with cost of goods sold in the table above for 2021, 2020 and 2019. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Derivative Instruments and Hedging Activities" for further information.
Total other income (expense), net
Total other expense, net decreased 9.3% for the year ended December 31, 2021 compared to the prior year primarily due to lower pension and OPEB non-service costs and lower interest expense driven by the repayment of debt as a result of our continued deleveraging actions. See Part II - Item 8. Financial Statements and Supplementary Data, Note 11 "Debt" for further details on our debt instruments. See Part II - Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for further discussion of other pension and OPEB.

Liquidity and Capital Resources
Liquidity
Overview
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. However, the ongoing worldwide disruption caused by the coronavirus pandemic could materially affect our future access to our sources of liquidity. In the event of a sustained market deterioration and declines in net sales, profit and operating cash flow, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this annual report, and our long-term liquidity requirements.
We continue to focus on navigating the ongoing challenges presented by the coronavirus pandemic by preserving our liquidity and managing our cash flow through taking preemptive actions to enhance our ability to meet our short-term liquidity needs. Specifically, we have taken several actions and considered various potential actions that may be needed to meet short-term and mid-term liquidity needs and have resources in place should we need to act on any of these quickly. Such potential actions include, but are not limited to, drawing on our $1.5 billion revolving credit facility, including issuing commercial paper under our U.S. commercial paper program (see Part II—Item 8. Financial Statements and Supplementary Data, Note 11, "Debt" regarding details of our current borrowings and remaining capacities under these programs), further accessing the capital markets, reducing discretionary spending including marketing, general and administrative as well as capital expenditures, asset monetization, and taking advantage of certain government-sponsored legislation and programs. We intend to maintain our investment grade debt rating as demonstrated by our continued deleveraging actions which included the repayment of our $1.0 billion 2.1% notes that were due July 2021.
We do not have any restrictions that prevent or limit our ability to declare or pay dividends. On July 15, 2021, our Company's Board of Directors reinstated a quarterly dividend after it was suspended during the second quarter of 2020 to preserve our liquidity position as a result of the coronavirus pandemic.
While we currently expect to have the necessary cash on hand to repay obligations when due, declines in net sales and profit could have a material adverse effect on our financial operations, cash flow and our ability to raise capital. The coronavirus pandemic is ongoing, and because of its dynamic nature, including uncertainties relating to the spread of variants, the rate of vaccinations and the efficacy of vaccines, the duration of the coronavirus pandemic, the duration of on-premise restrictions and closures and related prolonged weakening of economic or other negative conditions, including the impacts on the global supply chain and governmental reactions, we cannot fully anticipate future conditions given the substantial uncertainties in the economy in general. We may have unexpected costs and liabilities; revenue and cash provided by operations may decline; macroeconomic conditions may weaken; and competitive pressures may increase. These factors may result in difficulty maintaining liquidity, meeting our deleverage commitments and complying with our revolving credit facility covenants. As a result, our credit ratings could be downgraded, which would increase our costs of future borrowing and harm our ability to refinance our debt in the future on acceptable terms or at all. However, in anticipation of these uncertainties, we entered into Amendment No. 2 to our revolving credit facility on June 19, 2020. While the amendment did not increase our borrowing capacity or extend the term of the facility, it, among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the Credit Agreement.
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
Additionally, in response to the coronavirus pandemic, various governmental authorities globally implemented relief programs which we continue to monitor and evaluate, such as the CARES Act in the U.S. Certain of these relief programs provide temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. Of the $130 million of temporary net tax payment deferrals as of December 31, 2020, approximately $105 million was repaid during the year ended December 31, 2021, with approximately $25 million outstanding as of December 31, 2021. The majority of the remaining balance is expected to be paid during the year ended December 31, 2022.
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances may be comprised of cash held outside the U.S. and in currencies other than USD. As of December 31, 2021, approximately 76% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by the Company and each of its operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the ongoing coronavirus global pandemic, as discussed above, are sufficient to fund our current cash needs in the U.S.
Additionally, our cash balances in foreign countries are often subject to additional restrictions and covenants. We may therefore have difficulties repatriating cash held outside of the U.S., and such repatriation may be subject to tax. In some countries, repatriation of certain foreign balances is restricted by local laws and could have adverse tax consequences if we were to move the cash to another country. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. or other countries and may adversely affect our liquidity.
Separately, as discussed in See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax", during third quarter 2021, an income tax audit settlement, which included resolution of the impact of the final U.S. tax hybrid regulations recorded in the second quarter of 2020, was reached with taxing authorities. The settlement resulted in the cash payment of approximately $125 million in the fourth quarter of 2021, including incremental tax liability and related interest.
Guarantor Information
SEC Registered Securities
For purposes of this disclosure, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of our Americas segment.
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 3.5% senior notes due 2022 and 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016, MCBC issued its outstanding 2.1% senior notes due 2021, 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The 2.1% senior notes and its associated cross currency swap were subsequently repaid in July 2021 upon maturity using a combination of commercial paper borrowings and cash on hand. The senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed on Exhibit 22 of this Annual Report on Form 10-K (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for details of all debt issued and outstanding as of December 31, 2021.
The following summarized financial information relates to the Obligor Group as of December 31, 2021 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Year ended December 31, 2021
(In millions)
Net sales, out of which:	$8,402.5
Intercompany sales to non-guarantor subsidiaries	$29.9
Gross profit, out of which:	$3,394.1
Intercompany net costs from non-guarantor subsidiaries	$(421.0)

Net interest expense third parties	$(252.4)
Intercompany net interest income from non-guarantor subsidiaries	$121.7

Income before income taxes	$1,321.5
Net income	$1,052.9

As of December 31, 2021
(In millions)
Total current assets, out of which:	$1,834.4
Intercompany receivables from non-guarantor subsidiaries	$155.5
Total noncurrent assets, out of which:	$25,349.4
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,977.1

Total current liabilities, out of which:	$2,725.8
Current portion of long-term debt and short-term borrowings	$502.9
Intercompany payables due to non-guarantor subsidiaries	$87.0
Total noncurrent liabilities, out of which:	$13,714.9
Long-term debt	$6,573.5
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$4,352.9
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. "Risk Factors".
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,573.5 million for the year ended December 31, 2021 decreased by $122.2 million compared to $1,695.7 million for the year ended December 31, 2020, primarily due to the unfavorable timing of working capital and higher cash paid for income taxes, partially offset by higher net income adjusted for non-cash add-backs and lower interest paid. The unfavorable timing of working capital included $230 million of an unfavorable impact related to prior year net tax payment deferrals, partially offset by the timing of receipts and payments related to higher financial volumes in the fourth quarter of 2021 compared to the fourth quarter of 2020. Prior year working capital benefited from approximately $130 million of net tax payment deferrals related to various government-sponsored payment deferral programs associated with the coronavirus pandemic, while in 2021 we made over $100 million of net repayments against the net tax payment deferrals.
Cash Flows from Investing Activities
Net cash used in investing activities of $509.9 million for the year ended December 31, 2021 increased by $96.3 million compared to $413.6 million for the year ended December 31, 2020, primarily due to lower proceeds from the sale of properties and other assets, including $150 million from the sale of the Irwindale Brewery completed in the fourth quarter of fiscal 2020, and higher net cash outflows from other investing activities, partially offset by lower capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities of approximately $1,172.2 million for the year ended December 31, 2021 increased by $101.8 million compared to $1,070.4 million for the year ended December 31, 2020, primarily due to higher net debt repayments and higher dividend payments, partially offset by lower net cash outflows from other financing activities.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for a summary of our financing activities and debt position as of December 31, 2021 and December 31, 2020.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
We had total cash and cash equivalents of $637.4 million as of December 31, 2021, compared to $770.1 million as of December 31, 2020. The decrease in cash and cash equivalents from December 31, 2020 to December 31, 2021 was primarily due to net debt repayments, including the repayment of our $1.0 billion 2.1% senior notes which matured in July 2021, capital expenditures and dividend payments, partially offset by net cash provided by operating activities and proceeds from the sale of properties and other assets.
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
Working Capital
We actively manage working capital through inventory management as well as management of accounts payable and accounts receivable to ensure we are able to meet short-term obligations and we are effectively using assets to increase cash inflows.

Borrowings
In July 2021, we repaid our $1.0 billion 2.1% notes upon maturity. Notional amounts are presented in USD based on the applicable exchange rate as of December 31, 2021. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of December 31, 2021 and December 31, 2020, we had $1.5 billion available to draw under our $1.5 billion revolving credit facility, as there were no outstanding revolving credit facility or commercial paper borrowings.
We intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper programs for liquidity as needed. We also have a JPY line of credit as well as JPY, CAD, GBP and USD overdraft facilities across several banks should we need additional short-term liquidity.
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
The maximum leverage ratio, as defined by the amended revolving credit facility agreement as of the last day of the fiscal year ended December 31, 2021 is 4.00x net debt to EBITDA, through maturity of the credit facility. As of December 31, 2021 and December 31, 2020, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2021 rank pari-passu.
In October 2021, we further amended our existing revolving credit facility agreement to replace LIBOR with designated replacement rates for any future borrowings denominated in EUR or GBP to ensure continued, uninterrupted access to these markets should we need it.
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

Material Cash Requirements from Contractual and Other Obligations
A summary of our material cash requirements from our contractual and other obligations as of December 31, 2021, based on foreign exchange rates as of December 31, 2021, is as follows.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$7,138.6	$512.3	$1,314.7	$2,416.3	$2,895.3
Interest payments on debt obligations	3,450.9	235.6	442.4	408.4	2,364.5
Retirement plan expenditures(1)	407.4	45.5	82.4	81.4	198.1
Operating leases	143.9	49.8	59.2	25.3	9.6
Finance leases	98.5	8.4	16.3	19.4	54.4
Other long-term obligations(2)	2,703.3	676.7	877.8	612.2	536.6
Total obligations	$13,942.6	$1,528.3	$2,792.8	$3,563.0	$6,058.5
See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Debt", Note 15, "Employee Retirement Plans and Postretirement Benefits," Note 16, "Derivative Instruments and Hedging Activities," Note 18, "Commitments and Contingencies" and Note 19, "Leases" for additional information.
(1)Represents expected contributions of $4.1 million under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability as of December 31, 2021 of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $51.2 million and $648.7 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and thus, have been excluded from the above table.
(2)See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for further discussion of the majority of the other long-term obligations which includes supply and distribution and advertising and promotions commitments. The remaining balance relates to derivative payments, sales and marketing, supply and distribution, information technology services, open purchase orders and other commitments.
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2021, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$62.2	$59.1	$3.0	$—	$0.1
Credit Rating
Our current long-term credit ratings are BBB-/Stable Outlook, Baa3/Stable Outlook and BBB(Low)/Negative Outlook with Standard & Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-3, Prime-3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the applicable rating agency.
Capital Expenditures
We incurred $558.6 million, and paid $522.6 million, for capital improvement projects worldwide for the year ended December 31, 2021, excluding capital spending by equity method joint ventures, representing an increase of $28.6 million from the $530.0 million of capital expenditures incurred in the year ended December 31, 2020. This increase was primarily due to the timing of expenditures for capital projects. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" for discussion of off-balance sheet arrangements. As of December 31, 2021, we did not have any other material off-balance sheet arrangements.
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
For a complete description of our significant accounting policies, see Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada and the U.K. Benefit accruals for the majority of employees in our U.S. and U.K. plans have been frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Our OPEB plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in the U.S., Canada, and Europe. The U.S., Canada and U.K. defined benefit pension plans are primarily funded, but all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
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
As of December 31, 2021, on a weighted-average basis, the discount rates used were 2.27% for our defined benefit pension plans and 2.59% for our OPEB plans. The change from the weighted-average discount rates of 1.84% for our defined benefit pension plans and 2.10% for our postretirement plans as of December 31, 2020 is primarily due to increasing interest rates in 2021.

A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2021 for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2021 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$373.1	$(333.4)
OPEB obligation	34.0	(32.0)
Total impact to the projected benefit obligation	$407.1	$(365.4)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rates of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit, and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 3.11% for our defined benefit pension plan assets for cost recognition in 2022. This is an increase from the weighted-average rate of 3.03% we assumed for 2021. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
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
A 50 basis point change in our discount rate and expected return on assets assumptions made at the beginning of 2021 would have had the following effects on 2021 net periodic pension and postretirement benefit costs:

	Impact to 2021 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(25.4)	$25.4
Discount rate on pension plans	$5.6	$(9.0)
Discount rate on postretirement plans	$2.3	$(2.0)
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

Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for a comparison of target asset allocation percentages to actual asset allocations as of December 31, 2021.
Other Considerations
Our net periodic pension and postretirement benefit costs are also influenced by the potential amortization (or non-amortization) from accumulated other comprehensive income (loss) of deferred gains and losses, which occur when actual experience differs from estimates. We employ the corridor approach for determining each plan's amortization. This approach defines the “corridor” as the greater of 10% of the PBO or 10% of the market-related value of plan assets (as discussed above) and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For our closed plans or plans that are primarily inactive, the average remaining life expectancy of all plan participants (including retirees) is used. If our actuarial losses significantly exceed this corridor in the future, significant incremental pension and postretirement costs could result. As of year-end 2021, the deferred losses of several of our Canadian plans, as well as those in our U.K. plans, and the deferred gains of our U.S. plan, exceeded the 10% corridor.
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2021, the health care trend rates used were ranging ratably from 6.0% in 2022 to 3.57% in 2040, consistent with our health care trend rates ranging ratably from 6.0% in 2021 to 3.57% in 2040 as of December 31, 2020. See Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Employee Retirement Plans and Postretirement Benefits" for further information.
Contingencies, Environmental and Litigation Reserves
Contingencies, environmental and litigation reserves are recorded when probable, using our best estimate of loss. This estimate, involving significant judgment, is based on an evaluation of the range of loss related to such matters and where the amount and range can be reasonably estimated. These matters are generally resolved over a number of years and only when one or more future events occur or fail to occur. Following our initial determination, we regularly reassess and revise the potential liability related to any pending matters as new information becomes available. Unless capitalization is allowed or required by U.S. GAAP, environmental and legal costs are expensed when incurred. We disclose pending loss contingencies when the loss is deemed reasonably possible, which requires significant judgment. As a result of the inherent uncertainty of these matters, the ultimate conclusion and actual cost of settlement may materially differ from our estimates. We recognize contingent gains upon the determination that realization is assured beyond a reasonable doubt, regardless of the perceived probability of a favorable outcome prior to achieving that assurance. In the instance of gain contingencies resulting from favorable litigation, due to the numerous uncertainties inherent in a legal proceeding, gain contingencies resulting from legal settlements are not recognized in income until cash or other forms of payment are received. If significant and probable, we disclose as appropriate.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies" for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2021.
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
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units, and an excess earnings approach to determine the fair values of our indefinite-lived brand intangible assets. We utilized a qualitative assessment for our water rights in the U.S. in order to determine whether the fair value of those indefinite-lived intangible assets was in excess of their carrying value. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ slightly to adjust for country or market specific risk associated with a particular brand, among other factors. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates.
Changes in the factors used in our fair value estimates, including the impacts of the coronavirus pandemic, declines in industry or company-specific beer volume sales, cost inflation or other margin erosion, termination of brewing and/or distribution agreements with other brewers, and discount rates used, could have a significant impact on the fair values of the reporting units and indefinite-lived intangible assets.
Reporting Units and Goodwill
As of the October 1, 2021 testing date, the fair value of our Americas reporting unit was estimated at approximately 6% in excess of its carrying amount and therefore no goodwill impairment charge was required for the Americas reporting unit. However, the Americas reporting unit is considered to be at risk for future impairments consistent with the 2020 testing results. The fair value in the current year is still largely impacted by the continued perceived risk of realizing management’s revitalization efforts and the ongoing impacts from the coronavirus pandemic. In addition, the fair value as of the 2021 test was impacted by assumptions related to increased cost inflation pressures in the medium term. The fair value of the Americas reporting unit is heavily dependent upon transforming our company including strengthening our iconic core brands, growing our above premium portfolio and expanding beyond beer. Despite successful launches of Blue Moon LightSky and Vizzy, and early success around products like Topo Chico Hard Seltzer and our joint venture expansion of Yuengling, there is not enough historical data yet to comfortably predict future impacts. Additionally, the fact that these products were launched in the midst of a global pandemic makes understanding and predicting their market positions and potential in a normal economy even more challenging. While the Americas reporting unit appears to be weathering the ongoing impacts of the pandemic and cost inflation, there is still inherent risk in achieving our goals. The fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses, including the further extent, duration and impact of the ongoing coronavirus pandemic on our reporting units. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements. Goodwill allocated to the Americas reporting unit as of December 31, 2021 was $6.2 billion.
As of the October 1, 2020 testing date, the carrying value of the EMEA&APAC reporting unit was determined to be in excess of its fair value such that an impairment loss of $1,484.3 million, the full value of goodwill as of October 1, 2020, was recorded.
Indefinite-Lived Intangible Assets
The fair values of the Coors indefinite-lived brands in the Americas, the Miller indefinite-lived brands in the U.S. and the Carling brands in the U.K. continue to be sufficiently in excess of their respective carrying values as of the annual testing date.
The fair value of the Staropramen brand increased versus the prior year and is sufficiently in excess of its carrying value as of the annual testing date. The increase in the fair value of the Staropramen brand was a result of the progressive reopening of the on-premise business throughout Europe, but more impactfully Western Europe, during the year and the related improvement to expected future cash flows based on our long-range plan for this brand.
We utilize Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible assets, including the Coors brands in the Americas, Miller brands in the U.S. and the Staropramen and Carling brands in EMEA&APAC. An excess earnings approach is used to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long-range plans and include significant assumptions by management as noted below. Separately, we performed a qualitative assessment of our water rights indefinite-lived intangible assets in the U.S. to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on this qualitative assessment, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, the Americas reporting unit goodwill balance is at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including company-specific risks like the performance of our above premium transformation efforts and overall market performance of new innovations like hard seltzers, along with macro-economic risks like the continued prolonged weakening of economic conditions and cost inflation, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for the Americas reporting unit testing reflect growth assumptions associated with our revitalization plan to build on the strength of our iconic core brands, aggressively grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and our communities, all of which are intended to benefit the projected cash flows of the business. These cash flow assumptions are tempered somewhat by the impacts the coronavirus pandemic has had on our overall business and specifically our more profitable on-premise segment.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives or an increase in costs that could significantly impact our immediate and long-range results, by a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates such as increased corporate income tax rates, (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic and cost inflation that could significantly impact our immediate and long-range results. The related weakening of economic conditions either as a result of resurgences in the coronavirus pandemic or cost inflation could lead to a material impairment. Additionally, we are monitoring the impacts that the coronavirus pandemic and cost inflation have on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to the coronavirus pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment. Separately, the Ontario provincial government in Canada adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Part II—Item 8 Financial Statements and Supplementary Data, Note 18, "Commitments and Contingencies".
In 2021, the discount rate used in developing our annual fair value estimates for the Americas reporting unit was 8.25%, based on market-specific factors, as compared to 8.00% as of the October 1, 2020 annual testing date. The recent interest rate environment has resulted in an increase to the risk-free rate used in the current year discount rate calculations, which is reflected in the Americas higher discount rate. This discount rate also continues to be reflective of an unsystematic risk premium related to projected results of various new and unproven brands and innovations. The adverse effect of a higher discount rate driven by the recent interest rate environment is offset by improved cash flow projections for the Americas reporting unit. As we continue to recover from the coronavirus pandemic's impacts to the on-premise channel, the current year along with future projections have improved. The discount rates for the Miller brands in the U.S., and Coors brands in the Americas decreased compared to the discount rates used in the prior year analysis. For the Coors brands, this is primarily due to a reduction in the discount rate due to a lower risk premium, which was elevated in the prior year related to assumptions surrounding the launch of Coors Seltzer. Both brands also benefited from decreased perceived risk in meeting management’s cash flow projections as they did not rely on new and unproven brands and innovations included in our current year discount rate calculations for the Americas reporting unit. The discount rate for the Staropramen brands in EMEA&APAC increased compared to the discount rate used in the prior year analysis, primarily due to increases in the unsystematic risk premium related to risks associated with achieving the forecasted results while still in a global pandemic, particularly in Eastern Europe. Conversely, the discount rate for the Carling brands in the U.K. decreased compared to the discount rate used in the prior year analysis, primarily due to a decrease in the unsystematic risk premium as a result of the progressive reopening of the on-premise business throughout Western Europe, and specifically the U.K.
Current expectations driving our annual impairment testing as of October 1, 2021 have resulted in fair values of our Americas reporting unit and indefinite-lived intangible assets in excess of carrying values. However, if our assumptions are not realized, it is possible that further impairment charges may need to be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of historical discount rate fluctuations between test dates, would have had the following effects on the fair value cushion in excess of carrying value for the Americas reporting unit as of the October 1, 2021 test date:

	Impact to the fair value cushion as of October 1, 2021 - 50 basis points increase
	Cushion (as reported)	Cushion (post-sensitivity)
	% of fair value in excess of carrying value
Americas Reporting Unit	6%	1%
Post sensitivity, the fair value of the Americas reporting unit remains in excess of its carrying values. The discount rate sensitivity holds all other assumptions and inputs constant.
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. In the current year, consistent with our revitalization plan, management made the decision to discontinue select economy SKUs and brands. It was determined that although these specific brand family line extensions had been discontinued, the brand family itself was still being used and produced. Additional evaluation was performed on these specific definite-lived brand intangible assets with no triggering events noted at the asset group level and no changes in useful life of the brand intangible assets deemed necessary. In 2020, we recognized impairment losses on some of our definite-lived intangible assets related to a few of our regional craft breweries in the Americas and EMEA&APAC segments, which were recorded in special items, net in the consolidated statement of operations. The impairment losses on the Grolsch brand and distribution agreement definite-lived intangible assets and the brand intangible asset related to our India business were recognized in 2019, and recorded in special items, net. See Part II—Item 8 Financial Statements and Supplementary Data Note 7, "Special Items" for further details on these impairment losses.
As of December 31, 2021, the carrying values of goodwill and intangible assets were approximately $6.2 billion and $13.3 billion, respectively. If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment loss may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Goodwill and Intangible Assets" for further discussion and presentation of these amounts.
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
When cash is available after satisfying working capital needs and all other business obligations, we may distribute cash from a foreign subsidiary to its U.S. parent and record the tax impact associated with the distribution. However, to the extent current earnings of our foreign operations exist and are not otherwise distributed or planned to be distributed, such earnings accumulate. These accumulated earnings are considered permanently reinvested in our foreign operations. We currently would not expect the aggregate of these permanently reinvested earnings, which are largely in deficit positions for U.S. tax purposes, to result in any material U.S. taxes, if distributed.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by assessing the adequacy of future expected taxable income, including the reversal of existing temporary differences, historical and projected operating results, and the availability of prudent and feasible tax planning strategies. The realization of tax benefits is evaluated by jurisdiction and the realizability of these assets can vary based on the character of the tax attribute and the carryforward periods specific to each jurisdiction. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would decrease income tax expense in the period a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would increase income tax expense in the period such determination was made.
There are proposed or pending tax law changes in various jurisdictions in which we do business. As discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Income Tax", we recognize the impacts of changes in tax law upon enactment, and therefore, proposed changes in tax law, regulations and rules are not reflected within our tax provision. As a result, such changes may, upon ultimate enactment, result in material impacts to our financial statements.
New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
See Part II-Item 8 Financial Statements and Supplementary Data, Note 2, "New Accounting Pronouncements" for a description of all new accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of our global operations, we are exposed to market risks associated with foreign currency exchange fluctuations, volatile interest rates and commodity price risks. To manage our exposure to these market risks, we enter into certain supplier-based and market-based hedging transactions. Such transactions are allowed under our risk management policy and are monitored closely with clear controls around the activities. Our market-based transactions include a variety of derivative financial instruments, none of which are used for trading or speculative purposes. The counterparties to these market-based transactions are generally highly rated institutions. Our objective is to manage our exposures and to decrease the volatility of our earnings and cash flows as a result of changes in underlying rates and costs.
Interest Rate Risk
We are exposed to volatility in interest rates with regard to our current and future debt offerings. Specifically, we are exposed to U.S. Department of Treasury rates, Canadian government rates and LIBOR, or any such LIBOR alternative like SONIA, SOFR or EURIBOR, for example. We may from time to time enter into interest rate swaps on our current debt obligations as our hedging strategy is to achieve our desired fixed-to-floating rate debt profile such that we manage the volatility in earnings as well as the cost of funding our operations. Further, we may enter into forward starting interest rate swaps to manage our exposure to the volatility of interest rates associated with future interest payments on a forecasted debt issuance.
See Part II - Item 8. Financial Statements and Supplementary Data, Note 11. "Debt" for the maturity dates of our outstanding debt instruments.

The following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2021 and December 31, 2020, respectively.

Notional amounts	Fair Value Asset/(Liability)	Effect of 1% Adverse Change

(in millions)	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020
USD denominated fixed rate debt	$5,400.0	$6,400.0	$(5,952.7)	$(7,211.4)	$(200.0)	$(213.2)
Foreign currency denominated fixed rate debt	$1,701.0	$1,763.1	$(1,763.1)	$(1,861.3)	$(10.5)	$(6.5)
Forward starting interest rate swaps	$1,500.0	$1,500.0	$(170.8)	$(221.5)	$(160.5)	$(177.1)
Foreign Exchange Risk
Foreign currency exchange risk is inherent in our operations primarily due to operating results that are denominated in currencies other than the USD. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to offset a portion of the potentially unfavorable impact of exchange rates on our earnings and cash flows.
Changes in foreign currency exchange rates affect the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries, royalty agreements and transactions denominated in currencies other than the USD, and their related cash flows, specifically related to the purchase of production inputs and imports, as well as our foreign currency-denominated debt. See Part II - Item, 8. Financial Statements and Supplementary Data, Note 1. "Basis of Presentation and Summary of Significant Accounting Policies" for our accounting policy over the accounting for translation adjustments and foreign currency transactions.
Approximately $3.0 billion, or 30%, of our net sales was denominated in functional currencies other than the USD for the year ended December 31, 2021. As a result, fluctuations in foreign currency exchange rates other than the USD, particularly the CAD and the GBP, may have a material impact on our reported results. For the year ended December 31, 2021, net sales denominated in CAD and GBP was approximately $1.3 billion and $1.0 billion, respectively.
We manage our foreign currency exposures through foreign currency forward contracts and net investment hedges. Our EUR foreign-denominated debt is a net investment hedge against our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts. The changes in fair value of the net investment hedge due to the fluctuations in the spot rate is recorded to AOCI. Our foreign currency forward contracts manage our exposure related to certain royalty agreements, the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency and other foreign currency exchange exposure.
From time to time, we may enter into cross currency swaps. We settled the cross currency swaps associated with the $1.0 billion notes when they were repaid on July 15, 2021 and had no cross currency swaps outstanding as of December 31, 2021.
The following table includes details of our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of the foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2021 and December 31, 2020. The majority of our outstanding foreign currency forwards will mature in fiscal 2022.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020
Foreign currency denominated fixed rate debt	$1,701.0	$1,763.1	$(1,763.1)	$(1,861.3)	$(171.9)	$(190.4)
Foreign currency Forwards	$170.8	$181.2	$(1.5)	$(4.9)	$(19.0)	$(20.5)

Commodity Price Risk
We are exposed to the volatility in commodity prices as we use commodities in the production and distribution of our products. We specifically hedge our exposure to fluctuations in the price of natural gas, aluminum, barley and wheat. We utilize market-based derivatives and long-term supplier-based contracts, specifically a combination of purchase orders, long-term supply contracts and over-the-counter financial instruments to mitigate our commodity price risk by establishing price certainty for commodities that are used in our supply chain.
The following table includes details of our commodity swaps and options used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2021 and December 31, 2020. Approximately 62% of commodity swaps mature in 2022, 33% mature in 2023, and 5% mature in 2024 and thereafter.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020
Swaps	$722.1	$918.9	$300.8	$65.2	$(95.7)	$(96.0)
Options	$68.2	$16.8	$0.1	$—	$—	$—

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective.
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

/s/ GAVIN D.K. HATTERSLEY	/s/ TRACEY I. JOUBERT
Gavin D.K. Hattersley	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Beverage Company	Molson Coors Beverage Company
February 23, 2022	February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Molson Coors Beverage Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Molson Coors Beverage Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Americas Reporting Unit
As described in Notes 1 and 10 to the consolidated financial statements, the Company’s goodwill balance related to the Americas reporting unit as of December 31, 2021 is $6,153 million. The carrying value of goodwill is evaluated for impairment at the reporting unit level at least annually or when an interim triggering event occurs that would indicate that impairment may have taken place. The Company’s annual impairment test is performed as of the first day of the fiscal fourth quarter. As disclosed by management, the evaluation involves comparing the reporting unit’s fair value to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to the reporting unit. A combination of a discounted cash flow analysis and market approach is used to determine the fair value of the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the Company’s reporting unit may include (i) as disclosed by management, growth rates for sales, costs and profits, which are based on various long-range financial and operational plans; (ii) prolonged weakening of economic conditions; or (iii) significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof, terminal growth rates, market multiples and / or weighted average cost of capital utilized in the discounted cash flow analysis.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Americas reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Americas reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the weighted average cost of capital, growth rates for sales, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Americas reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Americas reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the weighted average cost of capital, growth rates for sales, and market multiples. Evaluating the significant assumptions related to growth rates for sales involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Americas reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s discounted cash flow analysis and market approach and (ii) the reasonableness of the weighted average cost of capital and market multiple significant assumptions.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 23, 2022

We have served as the Company’s auditor since 1974.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Sales	$12,449.9	$11,723.8	$13,009.1
Excise taxes	(2,170.2)	(2,069.8)	(2,429.7)
Net sales	10,279.7	9,654.0	10,579.4
Cost of goods sold	(6,226.3)	(5,885.7)	(6,378.2)
Gross profit	4,053.4	3,768.3	4,201.2
Marketing, general and administrative expenses	(2,554.5)	(2,437.0)	(2,728.0)
Special items, net	(44.5)	(1,740.2)	(708.8)
Operating income (loss)	1,454.4	(408.9)	764.4
Other income (expense), net
Interest expense	(260.3)	(274.6)	(280.9)
Interest income	2.0	3.3	8.2
Other pension and postretirement benefits (costs), net	46.4	30.3	2.9
Other income (expense), net	(3.5)	6.0	(14.7)
Total other income (expense), net	(215.4)	(235.0)	(284.5)
Income (loss) before income taxes	1,239.0	(643.9)	479.9
Income tax benefit (expense)	(230.5)	(301.8)	(233.7)
Net income (loss)	1,008.5	(945.7)	246.2
Net (income) loss attributable to noncontrolling interests	(2.8)	(3.3)	(4.5)
Net income (loss) attributable to Molson Coors Beverage Company	$1,005.7	$(949.0)	$241.7

Net income (loss) attributable to Molson Coors Beverage Company per share:
Basic	$4.63	$(4.38)	$1.12
Diluted	$4.62	$(4.38)	$1.11

Weighted-average shares outstanding:
Basic	217.1	216.8	216.6
Dilutive effect of share-based awards	0.5	—	0.3
Diluted	217.6	216.8	216.9

Anti-dilutive securities excluded from computation of diluted EPS	1.8	2.7	1.3
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net income (loss) including noncontrolling interests	$1,008.5	$(945.7)	$246.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28.4)	113.6	177.6
Reclassification of cumulative translation adjustment to income (loss)	7.5	—	—
Unrealized gain (loss) on derivative instruments	37.4	(85.7)	(84.2)
Reclassification of derivative (gain) loss to income	5.5	(0.4)	0.5
Pension and other postretirement benefit adjustments	118.4	(39.9)	(39.8)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	5.4	(5.2)	19.7
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	15.5	14.2	(10.6)
Total other comprehensive income (loss), net of tax	161.3	(3.4)	63.2
Comprehensive income (loss)	1,169.8	(949.1)	309.4
Comprehensive (income) loss attributable to noncontrolling interests	(2.3)	(5.5)	(5.1)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$1,167.5	$(954.6)	$304.3
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$637.4	$770.1
Accounts and other receivables:
Trade, less allowance for doubtful accounts of $19.0 and $18.1, respectively	662.7	549.6
Affiliate receivables	16.2	8.4
Other receivables, less allowance for doubtful accounts of $2.5 and $2.4, respectively	200.5	129.1
Inventories, less allowance for obsolete inventories of $25.8 and $22.0, respectively	804.7	664.3
Other current assets, net	457.2	297.3
Total current assets	2,778.7	2,418.8
Properties, less accumulated depreciation of $3,507.2 and $3,416.4, respectively	4,192.4	4,250.3
Goodwill	6,152.6	6,151.0
Other intangibles, less accumulated amortization of $1,406.3 and $1,206.5, respectively	13,286.8	13,556.1
Other assets	1,208.5	954.9
Total assets	$27,619.0	$27,331.1
Liabilities and equity
Current liabilities:
Accounts payable and other current liabilities (includes affiliate payables of $4.1 and $0.5, respectively)	$3,107.3	$2,889.5
Current portion of long-term debt and short-term borrowings	514.9	1,020.1
Total current liabilities	3,622.2	3,909.6
Long-term debt	6,647.2	7,208.2
Pension and postretirement benefits	654.4	763.2
Deferred tax liabilities	2,704.6	2,381.6
Other liabilities	326.5	447.2
Total liabilities	13,954.9	14,709.8
Commitments and contingencies (Note 18)
Molson Coors Beverage Company stockholders' equity
Capital stock:
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 210.1 shares and 209.8 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.2	102.3
Class B exchangeable shares, no par value (issued and outstanding: 11.1 shares and 11.1 shares, respectively)	417.8	417.8
Paid-in capital	6,970.9	6,937.8
Retained earnings	7,401.5	6,544.2
Accumulated other comprehensive income (loss)	(1,006.0)	(1,167.8)
Class B common stock held in treasury at cost (9.5 shares and 9.5 shares, respectively)	(471.4)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	13,417.1	12,365.0
Noncontrolling interests	247.0	256.3
Total equity	13,664.1	12,621.3
Total liabilities and equity	$27,619.0	$27,331.1
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$1,008.5	$(945.7)	$246.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	786.1	922.0	859.0
Amortization of debt issuance costs and discounts	6.7	8.1	13.6
Share-based compensation	32.1	24.2	8.5
(Gain) loss on sale or impairment of properties and other assets, net	9.1	1,553.5	614.7
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(233.8)	(111.4)	18.9
Income tax (benefit) expense	230.5	301.8	233.7
Income tax (paid) received	(227.0)	(127.0)	(57.0)
Interest expense, excluding amortization of debt issuance costs and discounts	253.6	266.0	272.4
Interest paid	(256.2)	(271.9)	(285.0)
Change in current assets and liabilities (net of impact of business combinations) and other:
Receivables	(137.6)	160.8	38.5
Inventories	(143.9)	(46.2)	(17.7)
Payables and other current liabilities	285.5	(50.1)	(53.0)
Other assets and other liabilities	(40.1)	11.6	4.5
Net cash provided by (used in) operating activities	1,573.5	1,695.7	1,897.3
Cash flows from investing activities:
Additions to properties	(522.6)	(574.8)	(593.8)
Proceeds from sales of properties and other assets	26.0	158.8	115.9
Other	(13.3)	2.4	44.6
Net cash provided by (used in) investing activities	(509.9)	(413.6)	(433.3)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	4.6	4.1	1.6
Dividends paid	(147.8)	(125.3)	(424.4)
Payments on debt and borrowings	(1,006.6)	(918.9)	(1,586.2)
Proceeds on debt and borrowings	—	1.5	3.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	1.4	—	(4.7)
Other	(23.8)	(31.8)	3.7
Net cash provided by (used in) financing activities	(1,172.2)	(1,070.4)	(2,007.0)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(108.6)	211.7	(543.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(24.1)	35.0	8.5
Balance at beginning of year	770.1	523.4	1,057.9
Balance at end of year	$637.4	$770.1	$523.4
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance as of December 31, 2018	$13,735.8	$—	$2.0	$103.2	$557.6	$6,773.1	$7,692.9	$(1,150.0)	$(471.4)	$228.4
Exchange of shares	—	—	—	(0.7)	0.2	0.5	—	—	—	—
Shares issued under equity compensation plan	(8.3)	—	0.1	—	—	(8.4)	—	—	—	—
Amortization of share-based compensation	8.3	—	—	—	—	8.3	—	—	—	—
Purchase of noncontrolling interest	0.6	—	—	—	—	0.1	—	—	—	0.5
Deconsolidation of VIE	(1.7)	—	—	—	—	—	—	—	—	(1.7)
Net income (loss) including noncontrolling interests	246.2	—	—	—	—	—	241.7	—	—	4.5
Other comprehensive income (loss), net of tax	63.2	—	—	—	—	—	—	62.6	—	0.6
Adoption of lease accounting standard	32.0	—	—	—	—	—	32.0	—	—	—
Reclassification of stranded tax effects	—	—	—	—	—	—	74.8	(74.8)	—	—
Contributions from noncontrolling interests	34.1	—	—	—	—	—	—	—	—	34.1
Distributions and dividends to noncontrolling interests	(12.7)	—	—	—	—	—	—	—	—	(12.7)
Dividends declared	(424.4)	—	—	—	—	—	(424.4)	—	—	—
Balance as of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Exchange of shares	—	—	—	(0.2)	(140.0)	140.2	—	—	—	—
Shares issued under equity compensation plan	(0.5)	—	—	—	—	(0.5)	—	—	—	—
Amortization of share-based compensation	24.2	—	—	—	—	24.2	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	(0.2)	—	—	—	—	0.3	—	—	—	(0.5)
Net income (loss) including noncontrolling interests	(945.7)	—	—	—	—	—	(949.0)	—	—	3.3
Other comprehensive income (loss), net of tax	(3.4)	—	—	—	—	—	—	(5.6)	—	2.2
Contributions from noncontrolling interests	16.3	—	—	—	—	—	—	—	—	16.3
Distributions and dividends to noncontrolling interests	(18.7)	—	—	—	—	—	—	—	—	(18.7)
Dividends declared	(123.8)	—	—	—	—	—	(123.8)	—	—	—
Balance as of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
Exchange of shares	—	—	—	(0.1)	—	0.1	—	—	—	—
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	32.1	—	—	—	—	32.1	—	—	—	—

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Purchase of noncontrolling interest	(0.2)	—	—	—	—	0.3	—	—	—	(0.5)
Net income (loss) including noncontrolling interests	1,008.5	—	—	—	—	—	1,005.7	—	—	2.8
Other comprehensive income (loss), net of tax	161.3	—	—	—	—	—	—	161.8	—	(0.5)
Contributions from noncontrolling interests	3.2	—	—	—	—	—	—	—	—	3.2
Distributions and dividends to noncontrolling interests	(14.3)	—	—	—	—	—	—	—	—	(14.3)
Dividends declared	(148.4)	—	—	—	—	—	(148.4)	—	—	—
Balance as of December 31, 2021	$13,664.1	$—	$2.1	$102.2	$417.8	$6,970.9	$7,401.5	$(1,006.0)	$(471.4)	$247.0
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. As of December 31, 2021, we changed the names of our reporting segments to the Americas and EMEA&APAC segments (formerly named the North America segment and Europe segment, respectively) to better reflect the geographic locations encompassed within the reportable segments. This change to our segment names had no impact on the composition of our segments, our financial position, results of operations, cash flow or segment level results previously reported. Our Americas segment operates in the U.S., Canada and various countries in the Caribbean, Latin and South America, and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific.
Unless otherwise indicated, comparisons are to comparable prior periods, and 2021, 2020 and 2019 refers to the twelve months ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
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
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused us to not produce or ship as much as we otherwise would have in the first quarter of 2021. Subsequently, in the balance of 2021, we made progress recovering from the incident with increased shipments and have operationally recovered as of December 31, 2021. In addition, we incurred certain incremental one-time costs of $2.4 million for the year ended December 31, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries.
Coronavirus Global Pandemic
Starting at the end of the first quarter of 2020, the coronavirus pandemic has had a material adverse effect on our operations, liquidity, financial condition and results of operations. In 2021, we saw improvements in the marketplace related to the coronavirus global pandemic as on-premise locations began to re-open around the world at varying degrees, despite setbacks in certain markets related to the outbreak of new variants. The extent to which our operations will continue to be impacted by the coronavirus pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the level of governmental or societal orders or restrictions on public gatherings and on-premise venues, including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market, including outbreaks of variants, changes in consumer behavior, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the coronavirus pandemic and resulting impacts to our business.
During 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential Americas segment brewery employees. Additionally, in order to support and demonstrate our commitment to the continued viability of the many bars and restaurants which were negatively impacted by the coronavirus pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets. We committed to provide customers with reimbursements for untapped kegs that met certain established return requirements in conjunction with the voluntary programs. As a result, during 2020, we recognized a reduction to net sales of $30.3 million reflecting estimated sales returns and reimbursements through these keg relief programs.
Further, during 2020, we recognized charges of $12.1 million within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the costs to facilitate the above mentioned keg returns.

We continue to monitor the impacts on our customers’ liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable. While these receivables are not concentrated in any specific customer and our allowance on these receivables factors in expected credit loss, continued disruption and declines in the global economy could result in difficulties in our ability to collect and require increases to our allowance for doubtful accounts. As of December 31, 2021 and December 31, 2020, our allowance for trade receivables was approximately $19 million and $18 million, respectively, and allowance activity was immaterial during the year ended December 31, 2021.
In response to the ongoing impacts of the coronavirus pandemic, various governmental authorities globally announced relief programs, which among other items, provided temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. These temporary net tax payment deferrals of approximately $25 million and $130 million as of December 31, 2021 and December 31, 2020, respectively, were primarily included within accounts payable and other current liabilities on our audited consolidated balance sheets. Of the $130 million of temporary net tax payment deferrals as of December 31, 2020, approximately $105 million was repaid during the year ended December 31, 2021, with approximately $25 million outstanding as of December 31, 2021. The majority of the remaining balance is expected to be paid during the year ended December 31, 2022.
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
For considerations of the effects of the coronavirus pandemic and related potential impairment risks to our goodwill and indefinite-lived intangible assets, see Note 10, "Goodwill and Intangible Assets."
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. The revitalization plan established Chicago, Illinois as our Americas segment operational headquarters. We closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. As of January 1, 2020, we changed our name to Molson Coors Beverage Company and changed our management structure to two segments - Americas and EMEA&APAC. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and we recognized severance and retention charges of $4.0 million, $35.6 million and $41.2 million during the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. As of December 31, 2021, the revitalization plan restructuring charges were substantially complete.
See Note 7, "Special Items" for further discussion of the impacts of this plan.
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
Revenue Recognition
Our net sales represent the sale of beer, malt beverages and other adjacencies, net of excise tax. Sales are stated net of incentives, discounts and returns. Sales of products are for cash or otherwise agreed upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Where our products are sold under consignment arrangements, revenue is not recognized until control has transferred, which is when the product is sold to the end customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The cost of various programs, such as price promotions, rebates and coupons, are treated as a reduction of sales. In certain of our markets where legally permitted, we make cash payments to customers such as slotting or listing fees, or payments for other marketing or promotional activities. These cash payments are recorded as a reduction of revenue unless we receive a distinct good or service. Specifically, a good or service is considered distinct when it is separately identifiable from other promises in the contract, we receive a benefit from the good or service, and the benefit is separable from the sale of our product to the customer.
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
Our primary revenue generating activity represents the sale of beer and other malt beverages to customers, including both domestic and exported product sales. Our customer could be a distributor, retail or on-premise outlet, depending on the market. The majority of our revenues are generated from brands that we own and brew ourselves, however, we also import or brew and sell certain non-owned partner brands under licensing and related arrangements. In addition, primarily in the U.K., we sell other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business." Sales from this business are included in our net sales and cost of goods sold when ultimately sold. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, negotiate with the customers on pricing and invoice customers for the product and related costs of delivery. In addition, we incur the risk of loss at times we are in possession of the inventory and for the receivables due from the customers. Revenues for owned brands, partner and imported brands, as well as factored brands are recognized at the point in time when control is transferred to the customer as discussed above.
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
For the years ended December 31, 2021 and December 31, 2020, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.
Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. No such arrangements existed during the years ended December 31, 2021 or December 31, 2020.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain and fulfill contracts are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2021 or December 31, 2020. Separately, trade accounts receivable, including affiliate receivables, approximates receivables from contracts with customers.
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
Marketing, General and Administrative Expenses
Our marketing, general and administrative expenses include media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Included in marketing, general and administrative expenses is total marketing and advertising expenses which were approximately $1.1 billion, $0.9 billion and $1.2 billion in 2021, 2020 and 2019, respectively. Marketing, general and administrative expenses also included integration costs of $25 million in 2019. There were no integration costs recorded in 2021 or 2020 as the activity related to the acquisition of the remaining portion of MillerCoors, which occurred on October 11, 2016 (the "Acquisition"), was completed by the end of 2019.
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
Special Items, net
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
The items classified as special items are not necessarily non-recurring, however, they are deemed to be incremental to income earned or costs incurred by us in conducting normal operations, and therefore are presented separately from other components of operating income.
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
Other Income (Expense)
Our other income (expense) classification primarily includes gains and losses associated with activities not directly related to our operations. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from the remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets and the mark-to-market activity associated with warrants and other equity securities are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities remain unallocated. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other income (expense).
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
When cash is available after satisfying working capital needs and all other business obligations, we may distribute such cash from a foreign subsidiary to its U.S. parent and record the tax impact associated with the distribution. However, to the extent current earnings of our foreign operations exist and are not otherwise distributed or planned to be distributed, such earnings accumulate. These accumulated earnings are considered permanently reinvested in our foreign operations. We currently would not expect the aggregate of these permanently reinvested earnings, which are largely in deficit positions for U.S. tax purposes, to result in any material U.S. taxes, if distributed.

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
Earnings Per Share
Basic EPS was computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which include RSUs, DSUs, PSUs and stock options. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Our calculation of weighted-average shares includes Class A common stock and Class B common stock, and Class A exchangeable shares and Class B exchangeable shares. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Holders of Class A common stock receive dividends only to the extent dividends are declared and paid to holders of Class B common stock. See Note 8, "Stockholders' Equity" for further discussion of the Class A common stock and Class B common stock and Class A exchangeable shares and Class B exchangeable shares. We have no unvested outstanding equity share awards that contain non-forfeitable rights to dividends.
Dividends
Dividends per share paid to shareholders were $0.68, $0.57 and $1.96 during the years ended December 31, 2021, 2020 and 2019, respectively. In response to the global economic uncertainty created by the coronavirus pandemic, our Board of Directors suspended our regular quarterly dividend on our Class A and Class B common and exchangeable shares in May 2020. A quarterly dividend was reinstated during the third quarter of 2021.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits are maintained with multiple, reputable financial institutions.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" and Note 13, "Share-Based Payments" for further discussion. We also had other non-cash activities related to capital expenditures incurred but not yet paid of $206.6 million, $171.9 million and $214.9 million during 2021, 2020 and 2019, respectively.
In June 2021, we rolled forward our July 2021 $250.0 million forward starting interest rate swap to May 2022 through a cashless settlement. The unrealized loss on the 2021 forward starting interest rate swap at the time of the transaction was factored into the effective interest rate assigned to the new May 2022 forward starting interest rate swap. See Note 16, "Derivative Instruments and Hedging Activities" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 19, "Leases," there was no other significant non-cash activity in 2021, 2020 and 2019.

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
In the U.K., loans are extended to a portion of the retail outlets that sell our brands. We establish an allowance through a provision for loan losses charged against earnings and recorded in marketing, general and administrative expenses. Loan balances that are written off are recorded against the allowance as a write-off. Activity within the allowance for credit losses was immaterial for fiscal years 2021, 2020 and 2019.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications.
Other current assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate. The allowance for obsolete supplies was $18.3 million and $16.4 million as of December 31, 2021, and December 31, 2020, respectively.
Properties
Properties are stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically and have the following ranges: buildings and improvements: 20-40 years; machinery and equipment: 3-25 years; furniture and fixtures: 3-10 years; returnable containers: 2-15 years; and software: 3-5 years. Land is not depreciated, and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. When property is sold or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in our consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable. Our asset groups are generally identified at the segment level with the exception of certain craft breweries or other locations which may operate on a more stand-alone basis, such as our Truss LP joint venture. During the year ended December 31, 2021, we did not identify any triggering events related to our asset groups which required performance of an impairment test.
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
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of the completion of our 2021 impairment testing, we have concluded that we have two reporting units, Americas and EMEA&APAC. See further discussion in Note 10, "Goodwill and Intangibles."
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
Equity Method Investments
We apply the equity method of accounting to 20% to 50% owned investments where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investments. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. See Note 4, "Investments" for further information regarding our equity method investments.
There are no related parties that own interests in our equity method investments as of December 31, 2021.
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
We record realized gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period and are also recorded in the same financial statement line item as the hedged item/forecasted transaction. Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item unless the instruments are deemed to contain an other-than-insignificant financing element, in which case the cash flows related to this instrument will be classified as financing activities.

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
Our leases have remaining lease terms of up to approximately 17 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the right-of-use ("ROU") asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including real estate strategies, the nature, length, and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events requiring a lease modification. Additionally, for certain equipment leases involving groups of similar leased assets with similar lease terms, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use our incremental borrowing rate relative to the leased asset in all other cases.
Certain of our leases include variable payments, primarily for items such as property taxes, insurance, maintenance, and other operating expenses associated with leased assets. These variable payments are excluded from the measurement of our lease assets and liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease-related expense is recorded within either cost of goods sold or marketing, general and administrative expenses on the consolidated statements of operations, depending on the function of the underlying leased asset, with the exception of interest on finance lease liabilities, which is recorded within interest expense on the consolidated statements of operations.
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans within each segment, including defined benefit plans, defined contribution plans and OPEB plans. Each plan is managed locally and in accordance with respective local laws and regulations. Our equity investments, BRI and BDL, maintain defined benefit, defined contribution and OPEB plans as well.
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
Subsequent Events
On February 22, 2022, the Board of Directors declared a quarterly dividend of $0.38 per share.
On February 17, 2022, the Board of Directors approved a share repurchase program up to an aggregate of $200 million of our Company's Class B common stock through March 31, 2026, with repurchases primarily intended to offset annual employee equity award grants.

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
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities upon issuance, March 12, 2020 through December 31, 2022. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. We have elected to adopt optional expedients impacting our derivative instruments with maturity dates extending beyond the expected discontinuance date of LIBOR. In addition, in October 2021, we amended our revolving credit facility to replace LIBOR with designated replacement rates for any future borrowings denominated in EUR or GBP. The adoption of, and future elections under Accounting Standard Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, did not and are not expected to have a material impact on our accounting policies or consolidated financial statements. We will continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting incremental portions of this guidance on our financial statements.
New Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures around government assistance by requiring disclosures of the type of government assistance, our accounting for the government assistance and the effect on our financial statements. This guidance is effective for us in our annual report for the year ended December 31, 2022. We can either adopt the amendments in this guidance prospectively or retrospectively. We are currently evaluating the impact of this guidance and do not expect it will have a material impact on our financial statements as the guidance impacts disclosures only.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.
3. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate and include the Americas and EMEA&APAC segments. Our Americas segment operates in the U.S., Canada and various countries in Latin and South America and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific. We also have certain activity that is not allocated to our segments, which has been reflected as “Unallocated” below.
Reporting Segments
Americas
The Americas segment consists of our production, marketing and sales of our brands and other owned and licensed brands in the U.S., Canada and various countries in Latin and South America. We have contract brewing agreements to brew, package and ship products for Pabst and TYC, and a contract brewing agreement with Labatt USA Operating Co, LLC to brew and package certain Labatt brands for export. We have an agreement with Heineken that grants us the right to import, market, distribute and sell certain Heineken products in Canada.
The Americas segment also includes BRI, our joint venture arrangement related to the distribution and retail sale of beer in Ontario, and BDL, our joint venture arrangement related to the distribution of beer in the western provinces. Additionally, in the third quarter of 2020, we formed TYC, a joint venture equally owned by MCBC and DGY West that, pursuant to an operating agreement, was formed to expand commercialization of Yuengling's brands for any new market expansion outside of Yuengling's then 22-state footprint and New England in the U.S. During the third quarter of 2021, TYC commenced retail operations with its first product sales in the state of Texas. BRI, BDL and TYC are all accounted for as equity method investments.

EMEA&APAC
The EMEA&APAC segment consists of our production, marketing and sales of our brands as well as a number of smaller regional brands in the U.K., Central Europe and various other European countries, along with certain countries within the Middle East, Africa and Asia Pacific. In our EMEA&APAC segment, we also have licensing agreements and distribution agreements with various other brewers.
Unallocated
"Unallocated" activity primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities, and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment and all other components remain unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated sales in 2021, 2020 or 2019. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment sales to, and royalties received from, the EMEA&APAC segment.
The following tables represent consolidated net sales, interest expense, interest income and reconciliations of amounts shown as income (loss) before income taxes to income (loss) attributable to MCBC. Income (loss) before income taxes includes the impact of special items; refer to Note 7, "Special Items" for further discussion. Additionally, integration costs of $25 million were recorded within marketing, general and administrative expenses for 2019, primarily within our Americas segment. No integration costs were recorded in the years ended December 31, 2021 or 2020.

	Year ended December 31, 2021
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,485.0	$1,802.3	$—	$(7.6)	$10,279.7
Interest expense	(1.4)	(5.8)	(253.1)	—	(260.3)
Interest income	—	0.2	1.8	—	2.0
Income (loss) before income taxes	$1,176.5	$32.9	$29.6	$—	$1,239.0
Income tax benefit (expense)					(230.5)
Net income (loss)					1,008.5
Net (income) loss attributable to noncontrolling interests					(2.8)
Net income (loss) attributable to MCBC					$1,005.7

	Year ended December 31, 2020
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,237.0	$1,431.9	$—	$(14.9)	$9,654.0
Interest expense	(2.6)	(5.7)	(266.3)	—	(274.6)
Interest income	0.2	0.3	2.8	—	3.3
Income (loss) before income taxes	$1,080.5	$(1,603.7)	$(120.7)	$—	$(643.9)
Income tax benefit (expense)					(301.8)
Net income (loss)					(945.7)
Net (income) loss attributable to noncontrolling interests					(3.3)
Net income (loss) attributable to MCBC					$(949.0)

	Year ended December 31, 2019
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,618.2	$1,986.4	$—	$(25.2)	$10,579.4
Interest expense	2.8	(6.2)	(277.5)	—	(280.9)
Interest income	—	0.5	7.7	—	8.2
Income (loss) before income taxes	$645.0	$102.4	$(267.5)	$—	$479.9
Income tax benefit (expense)					(233.7)
Net income (loss)					246.2
Net (income) loss attributable to noncontrolling interests					(4.5)
Net income (loss) attributable to MCBC					$241.7
The following table presents total assets and select cash flow information by segment.

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2021	2020	2021	2020	2019	2021	2020	2019
	(In millions)
Americas	$23,653.5	$23,375.6	$601.4	$743.0	$676.9	$405.0	$461.4	$450.7
EMEA&APAC	3,965.5	3,955.5	184.7	179.0	182.1	117.6	113.4	143.1
Consolidated	$27,619.0	$27,331.1	$786.1	$922.0	$859.0	$522.6	$574.8	$593.8

The following table presents net sales by geography, based on the location of the customer.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Net sales to unaffiliated customers
United States and its territories	$7,168.7	$7,016.1	$7,244.9
Canada	1,188.4	1,111.6	1,231.3
United Kingdom	959.1	663.7	1,119.1
Other foreign countries(1)	963.5	862.6	984.1
Consolidated net sales	$10,279.7	$9,654.0	$10,579.4
(1)Reflects net sales within certain countries in Europe, Latin America, South America, the Middle East, Africa and Asia. No individual country has total net sales exceeding 10% of the total consolidated net sales.
The following table presents net properties and operating ROU assets by geographic location. See Note 19, "Lease" for further information on our operating ROU assets and Note 9, "Properties" for further information on our net properties.

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Net properties and operating ROU assets
United States and its territories	$2,294.1	$2,457.1
Canada	1,114.6	974.8
United Kingdom	383.2	398.9
Other foreign countries(1)	519.6	555.7
Consolidated net properties and operating ROU assets	$4,311.5	$4,386.5
(1)Reflects net properties and operating ROU assets within certain countries in Europe, Latin America, South America, Africa and Asia. No individual country has total net properties or operating ROU assets exceeding 10% of the total consolidated net properties or operating ROU assets, respectively.
4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. None of our consolidated VIEs held debt as of December 31, 2021 or December 31, 2020. We have not provided any financial support to any of our VIEs during 2021 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), RMMC, RMBC and Truss, as well as other immaterial entities. Our unconsolidated VIEs are BRI, BDL and TYC, as well as other immaterial investments.
Both BRI and BDL have outstanding third-party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $38.1 million and $38.2 million recorded as of December 31, 2021 and December 31, 2020, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.

Equity Method Investments
BRI
BRI is a beer distribution and retail network for the Ontario region of Canada, with majority of the ownership residing with Molson Canada 2005, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). BRI charges its owners administrative fees that are designed so the entity operates on a cash neutral basis. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products. Contractual provisions cause participation in governance and other interests to fluctuate based on this calculated market share requiring frequent primary beneficiary evaluations. However, based on the existing structure, control is shared, and remains shared through such changes, and therefore we do not anticipate becoming the primary beneficiary in the foreseeable future. We consider BRI an affiliate.
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2021 and December 31, 2020, we had a positive equity method investment balance of $43.9 million and $31.9 million, respectively. See "Affiliate Transactions" below for BRI affiliate due to and due from balances as of December 31, 2021 and December 31, 2020, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
BDL
BDL is a distribution operation owned by Molson Canada 2005 and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share equal voting control of this business. We consider BDL an affiliate.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. Our investment in BDL was $33.2 million and $27.0 million as of December 31, 2021 and December 31, 2020, respectively. See "Affiliate Transactions" section below for BDL affiliate due to and due from balances as of December 31, 2021 and December 31, 2020, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Other
In the third quarter of 2020, we formed TYC, a joint venture equally owned by MCBC and DGY West that, pursuant to an operating agreement, was formed to expand commercialization of Yuengling's brands for any new market expansion outside of Yuengling's then 22-state footprint and New England in the U.S. During the third quarter of 2021, TYC commenced retail operations with its first product sales in the state of Texas. We have concluded that TYC is a VIE for which we are not the primary beneficiary, and therefore is accounted for as an equity method investment.
We have certain other immaterial equity investments we enter into from time to time that align with our organizational strategies and growth initiatives.
Our equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2021 or December 31, 2020, for any of these companies.
Affiliate Transactions
Amounts due from and due to affiliates as of December 31, 2021 and December 31, 2020, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
BRI	$3.3	$6.0	$0.4	$—
BDL	6.2	2.1	3.1	—
Other	6.7	0.3	0.6	0.5
Total	$16.2	$8.4	$4.1	$0.5

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
Cobra U.K.
We hold a 50.1% interest in Cobra U.K., which owns the worldwide rights to the Cobra beer brand (with the exception of the Indian sub-continent, owned by Cobra India). The noncontrolling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of Cobra U.K., and it is reported within our EMEA&APAC segment.
Truss
On October 4, 2018, a wholly-owned subsidiary within our Canadian business completed the formation of Truss LP, an independent Canadian joint venture with HEXO to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages in Canada. Truss is structured as a standalone company with its own board of directors and an independent management team. We maintain a 57.5% controlling interest in Truss, which is a VIE that is consolidated. Truss subleases the location of its production facility in Belleville, Ontario from HEXO.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2021		December 31, 2020
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$204.9	$19.1	$239.3	$17.9
Other	$70.8	$14.8	$93.4	$18.0
Grolsch Deconsolidation
In 2019, we received termination notices of our Grolsch U.K. Ltd. ("Grolsch") joint venture arrangement, as well as the related brewing and distribution agreements for the Grolsch brands in the U.K. and Ireland. We therefore reassessed our status as the primary beneficiary of the joint venture and concluded that we were no longer able to exert control over the operations or direction of the joint venture or otherwise influence the activities that most significantly impact the economics of the entity. As a result, we deconsolidated the joint venture and recorded an aggregate immaterial loss on the deconsolidation and termination of the Grolsch business in special items, net, in the consolidated statements of operations in 2019.
5. Other Income and Expense

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Gain (loss) from other foreign exchange and derivative activity, net	$(7.4)	$2.8	$(20.4)
Other, net(1)	3.9	3.2	5.7
Other income (expense), net	$(3.5)	$6.0	$(14.7)
(1)During 2019, we received a payment and recorded a gain of CAD 2.0 million, or $1.5 million, resulting from a purchase price agreement related to the historical sale of Molson Inc.'s ownership interest in the Montreal Canadiens, which is considered an affiliate of MCBC.

6. Income Tax
Our income (loss) before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Domestic	$1,307.5	$1,151.7	$1,136.1
Foreign	(68.5)	(1,795.6)	(656.2)
Total	$1,239.0	$(643.9)	$479.9
The components of the provision for income taxes are as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Current
Federal	$43.5	$79.0	$69.1
State	7.1	5.2	9.4
Foreign	(1.0)	111.4	46.7
Total current tax (benefit) expense	$49.6	$195.6	$125.2
Deferred
Federal	$163.5	$101.9	$128.3
State	70.4	19.5	22.2
Foreign	(53.0)	(15.2)	(42.0)
Total deferred tax (benefit) expense	$180.9	$106.2	$108.5
Total income tax (benefit) expense	$230.5	$301.8	$233.7
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	For the years ended
	December 31, 2021		December 31, 2020		December 31, 2019
	($ in millions)
Statutory federal income tax rate	21.0%	$260.2	21.0%	$(135.2)	21.0%	$100.8
State income taxes, net of federal benefits	4.7%	57.8	(1.7)%	11.0	3.4%	16.4
Effect of foreign tax rates	(5.5)%	(68.3)	3.5%	(22.3)	(21.2)%	(101.8)
Effect of foreign tax law and rate changes	1.6%	19.6	(0.9)%	6.0	—%	—
Effect of unrecognized tax benefits	(6.2)%	(76.3)	(26.1)%	167.9	3.7%	18.0
Change in valuation allowance	(0.1)%	(1.1)	1.3%	(8.4)	6.0%	28.8
Goodwill impairment	(0.2)%	(2.9)	(41.4)%	266.8	36.5%	175.3
Other, net	3.3%	41.5	(2.6)%	16.0	(0.7)%	(3.8)
Effective tax rate / Tax (benefit) expense	18.6%	$230.5	(46.9)%	$301.8	48.7%	$233.7
The decrease to the effective tax rate for fiscal year 2021 when compared to the statutory rate is primarily due to the release of $73 million of reserves for unrecognized tax benefit positions recognized in the third quarter of 2021. The reserve release included amounts for an income tax audit settlement, net of changes in estimates associated with prior period uncertain tax positions, as well as amounts for the expiration of statutes of limitations. Additionally, during the second quarter of 2021, the U.K. government enacted, and royal assent was received for, legislation to increase the corporate income tax rate from 19% to 25%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $18 million in the second quarter of 2021.
The decrease to the effective tax rate for fiscal year 2020 when compared to the statutory rate was primarily due to the impact of the $1,484.3 million goodwill impairment, recorded within our EMEA&APAC segment in the fourth quarter of 2020, of which a majority related to nondeductible goodwill. Additionally, during the second quarter of 2020 we recognized approximately $135 million of tax expense following the enactment of the final U.S. tax hybrid regulations.
The increase in the effective tax rate for fiscal year 2019 when compared to the statutory rate was primarily due to the $668.3 million goodwill impairment recorded within our Americas segment in 2019, increased valuation allowances, and the recognition of other one-time tax expenses.
Additionally, our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. Federal statutory rate. Specifically, the statutory income tax rates in the countries in Europe in which we operate range from 9% to 25.8%, and Canada has a combined federal and provincial statutory income tax rate of approximately 26%.

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Non-current deferred tax assets
Compensation-related obligations	$54.8	$60.9
Pension and postretirement benefits	24.5	102.4
Derivative instruments	—	76.5
Tax credit carryforwards	38.3	56.2
Tax loss carryforwards	359.0	331.6
Accrued liabilities and other	97.7	75.5
Valuation allowance	(60.7)	(62.2)
Total non-current deferred tax assets	$513.6	$640.9
Non-current deferred tax liabilities:
Fixed assets	422.4	358.3
Partnerships and investments	29.7	19.6
Intangible assets	2,539.7	2,396.9
Derivative instruments	19.5	—
Total non-current deferred tax liabilities	$3,011.3	$2,774.8
Net non-current deferred tax liabilities	$2,497.7	$2,133.9
The overall increase in net deferred tax liabilities of $363.8 million in 2021 was due to the $236.5 million increase in deferred tax liabilities and the decrease in deferred tax assets of $127.3 million. The increase in deferred tax liabilities was primarily due to the amortization of goodwill and indefinite-lived intangible assets for U.S. tax purposes due to the Acquisition. The decrease in the deferred tax assets was due to changes in our unrealized commodity mark to market and pension temporary differences and decreases in our tax credit carryforwards, partially offset by increases in our tax loss carryforwards and future deductible temporary differences generated in 2021. Additionally, our deferred tax balances are impacted by foreign exchange rates, as a significant amount of our deferred tax assets and liabilities are denominated in foreign currency.
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

We have deferred tax assets for U.S. tax carryforwards that expire between 2022 and 2041 of $71.4 million as of December 31, 2021, and that expired between 2021 and 2040 of $62.4 million as of December 31, 2020. We have U.S. tax losses that may be carried forward indefinitely of $14.0 million and $19.9 million as of December 31, 2021 and December 31, 2020, respectively. We have foreign tax loss carryforwards that expire between 2022 and 2041 of $286.5 million as of December 31, 2021, and that expired between 2021 and 2040 of $283.5 million as of December 31, 2020. We have foreign tax losses that may be carried forward indefinitely of $25.4 million and $22.0 million as of December 31, 2021 and December 31, 2020, respectively.

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Domestic net non-current deferred tax liabilities	$1,825.9	$1,542.8
Foreign net non-current deferred tax assets	180.2	105.7
Foreign net non-current deferred tax liabilities	852.0	696.8
Net non-current deferred tax liabilities	$2,497.7	$2,133.9
The total foreign non-current deferred tax assets above are presented within other assets on the consolidated balance sheets. The total domestic and foreign non-current deferred tax liabilities above are presented separately on the consolidated balance sheets. In addition, the deferred tax liability amounts above as of December 31, 2021 and December 31, 2020, exclude $26.7 million and $142.1 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of non-current deferred tax assets, which is presented within non-current deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Balance at beginning of year	$235.7	$72.4	$51.6
Additions for tax positions related to the current year	28.6	22.8	18.1
Additions for tax positions of prior years	—	132.1	—
Reductions for tax positions related to the current year	(24.1)	—	—
Reductions for tax positions of prior years	(48.9)	(1.6)	—
Settlements	(161.8)	(0.4)	—
Release due to statute expirations	(3.4)	—	(0.8)
Foreign currency adjustment	1.9	10.4	3.5
Balance at end of year	$28.0	$235.7	$72.4
Our remaining unrecognized tax benefits as of December 31, 2021, relate to tax years that are currently open to examination. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
During the third quarter of 2021, an income tax audit settlement, which included the resolution of the impact of the final hybrid regulations recorded in the second quarter of 2020, was reached with taxing authorities. The settlement, along with changes to other unrecognized positions resulted in the net reduction of our unrecognized tax benefit position by approximately $250 million, including interest, in the third quarter of 2021. The cash tax payment associated with the settlement, after application of available net operating losses, was made in the fourth quarter of 2021 which totaled approximately $125 million. As of the fourth quarter of 2021, we do not anticipate material changes to our remaining unrecognized tax benefit position within the next 12 months.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Reconciliation of unrecognized tax benefits balance
Estimated interest and penalties	$0.1	$11.4	$2.9
Unrecognized tax positions	28.0	235.7	72.4
Total unrecognized tax benefits	$28.1	$247.1	$75.3

Presented net against non-current deferred tax assets	$26.7	$142.1	$68.4
Current (included in accounts payable and other current liabilities)	—	98.0	—
Non-current (included within other liabilities)	1.4	7.0	6.9
Total unrecognized tax benefits	$28.1	$247.1	$75.3

Amount of unrecognized tax benefits that would impact the effective tax rate, if recognized(1)	$18.6	$87.7	$72.4
(1)Amounts exclude the potential effects of valuation allowances, which may fully or partially offset the impact to the effective tax rate.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through 2016 are closed or have been effectively settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2012. Tax years through 2013 are closed for most European jurisdictions in which we operate, with statutes of limitations varying from 3 to 7 years for most jurisdictions.
When cash is available after satisfying working capital needs and all other business obligations, we may distribute such cash from a foreign subsidiary to its U.S. parent and record the tax impact associated with the distribution. However, to the extent current earnings of our foreign operations exist and are not otherwise distributed or planned to be distributed, such earnings accumulate. These accumulated earnings are considered permanently reinvested in our foreign operations. We currently would not expect the aggregate of these permanently reinvested earnings, which are largely in deficit positions for U.S. tax purposes, to result in any material U.S. taxes, if distributed.

7. Special Items
We have incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we have separately classified these charges (benefits) as special items.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Employee-related charges
Restructuring	$11.7	$67.6	$52.4
Impairments or asset abandonment charges
Americas - Asset abandonment(1)	14.6	115.8	38.8
Americas - Impairment losses(2)	—	39.6	671.7
EMEA&APAC - Asset abandonment(3)	10.6	3.7	1.2
EMEA&APAC - Impairment losses(4)	13.5	1,516.2	12.2
Termination fees and other (gains) losses
Americas(5)	0.4	(2.0)	(68.3)
EMEA&APAC(6)	(6.3)	(0.7)	0.8
Total Special items, net	$44.5	$1,740.2	$708.8
(1)In January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst, granting Pabst an option to purchase our Irwindale, California brewery, including plant, equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020.
Charges associated with the brewery closure for the years ended December 31, 2020 and 2019 totaled $117.7 million and $15.8 million, respectively, excluding the fourth quarter of 2020 gain on sale of the brewery of $2.1 million. The charges for the year ended December 31, 2020 primarily consisted of accelerated depreciation in excess of normal depreciation of $96.0 million and employee related costs of retention and severance of $16.5 million. The employee related costs of retention and severance are included in the restructuring line above. The charges for fiscal year 2019 primarily consisted of accelerated depreciation in excess of normal depreciation of $8.0 million and employee related costs of retention and severance of $1.1 million.
We incurred asset abandonment charges, related to the accelerated depreciation in excess of normal depreciation for the year ended December 31, 2019 as a result of the Vancouver brewery closure which occurred in the third quarter of 2019. In addition, during the years ended December 31, 2021, 2020 and 2019, we incurred accelerated depreciation in excess of normal depreciation related to the Montreal brewery closure which occurred during the fourth quarter of 2021.
(2)Of the $39.6 million of impairment losses recognized in the Americas segment for the year ended December 31, 2020, we recorded aggregate impairment losses of $17.0 million related to certain regional craft brand definite-lived intangible assets during the fourth quarter of 2020. The estimates and assumptions used to determine the fair value represent Level 3 measurements and additional impairment losses may be recognized in the future. The remaining $22.6 million of impairments recognized in 2020 were related to definite-lived tangible assets associated with these regional craft brands.
Of the $671.7 million of impairment losses recognized in the Americas segment in fiscal year 2019, we recorded $668.3 million of goodwill impairment losses related to the Americas reporting unit. See Note 10, "Goodwill and Intangible Assets" for further discussion.
(3)We incurred asset abandonment charges in our EMEA&APAC segment in fiscal year 2021 primarily related to accelerated depreciation in excess of normal depreciation for our Burtonwood and Japan locations. Asset abandonment charges in our EMEA&APAC segment in fiscal year 2020 primarily related to the closure of a small brewery in Europe as a result of the ongoing impacts of the coronavirus pandemic. Further, as a result of our continued strategic review of our European supply chain network, during 2020 and 2019, we incurred charges related to the closure of our Burton South brewery and Alton brewery.

(4)During the fourth quarter of 2021, we recognized an impairment loss of $13.5 million related to the held for sale classification of the remaining portion of our India business. During the third quarter of 2020, we recognized an impairment loss of $30.0 million related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our EMEA&APAC segment. The held for sale disposal group was measured at fair value on a nonrecurring basis using Level 3 inputs. The estimated fair value less cost to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group.
During the fourth quarter of 2020, we recognized goodwill impairment losses on the EMEA&APAC reporting unit of $1,484.3 million. See Note 10, "Goodwill and Intangible Assets" for further discussion. In addition, during the fourth quarter of 2020, we incurred impairment losses as a result of small brewery closures in Europe as a result of the ongoing impact of the coronavirus pandemic.
During the third quarter of 2019, we recorded goodwill impairment losses within the former India reporting unit of $6.1 million. We also recorded impairment losses related to definite-lived intangible assets in India of $6.1 million. See Note 10, "Goodwill and Intangible Assets" for further discussion.
(5)During the second quarter of 2019, we completed the sale of the existing Montreal brewery property for $96.2 million, and recognized a gain of $61.3 million. See Note 19, "Leases" for further discussion.
(6)During 2021, we recognized a gain of $11.4 million related to the sale of land of the former Alton brewery site in the U.K. In addition, we recognized a loss of $2.7 million on the sale of a disposal group within our India business. The loss included the reclassification of the associated cumulative foreign currency translation adjustment losses from AOCI into special items, net at the time of sale. See Note 14, "Accumulated Other Comprehensive Income (Loss)" for further details.
Restructuring Activities
On October 28, 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our Americas segment operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. In connection with these consolidation activities, certain impacted employees were extended an opportunity to continue their employment with MCBC in the new organization and locations and, for those not continuing with MCBC, certain of such employees were asked to provide transition assistance and offered severance and retention packages in connection with their termination of service. The restructuring actions related to the revitalization plan were substantially complete as of December 31, 2021. After taking into account all changes in each of the business units, including the EMEA&APAC segment, the revitalization plan has reduced employment levels, in aggregate, by approximately 600 employees globally.
In connection with these consolidation activities, we incurred cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities, the majority of which were cash charges that we began recognizing in the fourth quarter of 2019. During 2021, 2020 and 2019, we recognized severance and retention cash charges of $4.0 million, $35.6 million and $41.2 million, respectively, bringing the aggregate of such charges to approximately $81 million in total since the plan was initiated. Employee relocation charges were recognized in the period incurred and totaled $3.4 million and $11.0 million in 2021 and 2020, respectively. Additionally, during 2020 and 2019, we recognized aggregate impairment losses of $7.6 million and $2.1 million, respectively, related to the closure of the office facility in Denver, Colorado, including our lease right-of-use asset, in light of the sublease market outlook during such periods as a result of the coronavirus pandemic. No further impairment was recorded in 2021 due to the signing of sublease agreements during the second quarter of 2021.
In addition to our revitalization plan, our restructuring also includes other strategic exit activities such as the disposal or wind down of certain brewery locations. We continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of ongoing and new initiatives. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future; however, we are unable to estimate the amount of charges at this time.

The accrued restructuring balances as of December 31, 2021 represent expected future cash payments required to satisfy our remaining obligations, the majority of which we expect to be paid in the next 12 months.

	Americas	EMEA&APAC	Total
	(In millions)
Balance as of December 31, 2018	$24.5	$1.1	$25.6
Charges incurred and changes in estimates	43.4	9.0	52.4
Payments made	(25.5)	(5.6)	(31.1)
Foreign currency and other adjustments	0.2	—	0.2
Balance as of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred and changes in estimates	59.1	8.5	67.6
Payments made	(77.3)	(11.1)	(88.4)
Foreign currency and other adjustments	0.1	0.1	0.2
Balance as of December 31, 2020	$24.5	$2.0	$26.5
Charges incurred and changes in estimates	10.1	1.6	11.7
Payments made	(23.7)	(2.0)	(25.7)
Foreign currency and other adjustments	—	(0.1)	(0.1)
Balance as of December 31, 2021	$10.9	$1.5	$12.4
8. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balance as of December 31, 2018	2.6	205.4	2.8	14.8
Shares issued under equity compensation plans	—	0.2	—	—
Shares exchanged for common stock	—	0.1	—	(0.1)
Shares exchanged for Class B exchangeable shares	—	—	(0.1)	0.1
Balance as of December 31, 2019	2.6	205.7	2.7	14.8
Shares issued under equity compensation plans	—	0.4	—	—
Shares exchanged for common stock	—	3.7	—	(3.7)
Balance as of December 31, 2020	2.6	209.8	2.7	11.1
Shares issued under equity compensation plans	—	0.3	—	—
Balance as of December 31, 2021	2.6	210.1	2.7	11.1
Exchangeable Shares
The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc. ("MCCI"), a wholly-owned subsidiary of our Company. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder would have received in the merger of Adolph Coors Company with Molson Inc. in February 2005, if the holder had elected to receive shares of Molson Coors common stock. Exchangeable shareholders receive the CAD equivalent of dividends declared on Class A and B common stock on the date of declaration. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.
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
9. Properties

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Land and improvements	$355.9	$341.3
Buildings and improvements	1,225.1	1,074.8
Machinery and equipment	4,547.1	4,537.7
Returnable containers	414.0	414.8
Furniture and fixtures	311.4	295.9
Software	507.1	466.3
Natural resource properties	3.8	3.8
Construction in progress	335.2	532.1
Total properties cost	7,699.6	7,666.7
Less: accumulated depreciation	(3,507.2)	(3,416.4)
Properties, net	$4,192.4	$4,250.3
Depreciation expense was $568.1 million, $702.0 million and $637.8 million in 2021, 2020 and 2019, respectively. The decrease in depreciation expense for the year ended December 31, 2021 compared to 2020 was primarily due to the decrease in accelerated depreciation recorded as a result of certain facility closures as well as assets becoming fully depreciated during the year. Accelerated depreciation recorded during the years ended December 31, 2021, 2020 and 2019 was $15.4 million, $112.3 million and $31.7 million respectively. See Note 7, "Special Items" for further discussion.
10. Goodwill and Intangible Assets

	Americas(1)	EMEA&APAC(1)(2)	Consolidated
Changes in Goodwill	(In millions)
Balance as of December 31, 2019	$6,146.6	$1,484.8	$7,631.4
Impairments	—	(1,484.3)	(1,484.3)
Foreign currency translation	4.4	(0.5)	3.9
Balance as of December 31, 2020	$6,151.0	$—	$6,151.0
Foreign currency translation	1.6	—	1.6
Balance as of December 31, 2021	$6,152.6	$—	$6,152.6

(1)    On January 1, 2020, we changed our management structure from four segments and a corporate center to two reportable segments. Under this new structure we have two reporting units, Americas and EMEA&APAC.
(2)     During 2020, we recognized a goodwill impairment charge of $1,484.3 million to the EMEA&APAC reporting unit recorded in special items, net, in the consolidated statements of operations as a result of continued challenges and declines within the European beer industry brought on by the extended impacts of the continued duration of the global coronavirus pandemic and related outlook of recovery. As of the year ended December 31, 2020, the EMEA&APAC reporting unit was fully impaired.
The gross amount of goodwill totaled approximately $8.4 billion as of December 31, 2021. Accumulated impairment losses as of December 31, 2021 totaled $2,217.5 million, and are comprised of impairments taken on both the EMEA&APAC and the Americas reporting units as well as our historic India reporting unit which is classified as held for sale in the consolidated balance sheets as of December 31, 2021.
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2021:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,081.8	$(1,267.1)	$3,814.7
License agreements and distribution rights	15 - 20	206.8	(107.2)	99.6
Other	3 - 40	98.5	(32.0)	66.5
Intangible assets not subject to amortization:
Brands	Indefinite	8,197.9	—	8,197.9
Distribution networks	Indefinite	800.5	—	800.5
Other	Indefinite	307.6	—	307.6
Total		$14,693.1	$(1,406.3)	$13,286.8
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2020:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,128.4	$(1,070.6)	$4,057.8
License agreements and distribution rights	15 - 20	206.8	(99.5)	107.3
Other	3 - 40	109.1	(36.4)	72.7
Intangible assets not subject to amortization:
Brands	Indefinite	8,215.7	—	8,215.7
Distribution networks	Indefinite	795.0	—	795.0
Other	Indefinite	307.6	—	307.6
Total		$14,762.6	$(1,206.5)	$13,556.1
The changes in the gross carrying amounts of intangible assets from December 31, 2020 to December 31, 2021 are primarily due to the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.

Based on foreign exchange rates as of December 31, 2021, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2022	$211.1
2023	$210.1
2024	$208.8
2025	$208.7
2026	$190.2
Amortization expense of intangible assets was $218.0 million, $220.0 million, and $221.2 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. This expense is primarily presented within marketing, general and administrative expenses in our consolidated statements of operations.
Annual 2021 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2021, the first day of our fourth quarter, and concluded that the fair value of the Americas reporting unit was determined to be in excess of its carrying amount and no goodwill impairment charge was required. While the Americas reporting unit did not have an impairment of goodwill, it is considered to be at risk for future impairments as further discussed below.
We also evaluated the indefinite-lived and definite-lived intangible assets within our Americas and EMEA&APAC reporting unit, and concluded no impairments were required for our indefinite-lived and no material impairments were required for our definite-lived intangible assets.
The fair value of the Americas reporting unit was estimated at approximately 6% in excess of carrying amount, as of the October 1, 2021 testing date, and therefore the reporting unit is considered to be at risk of future impairment. The fair value of the Americas reporting unit in the current year is still largely impacted by the continued perceived risk of realizing management's revitalization efforts and the ongoing impacts from the coronavirus pandemic. The fair value as of the 2021 test was further impacted by assumptions related to increased cost inflation pressures in the medium term. Additionally, an increase to the discount rate as a result of the recent interest rate environment adversely affected the results of our impairment testing. Specifically, the discount rate used in developing our annual fair value estimates for the Americas reporting unit in the current year was 8.25% based on market-specific factors, as compared to 8.00% used as of the October 1, 2020 annual testing date. In the Americas segment, we continue to build on the strength of our iconic core brands, grow our above premium portfolio, and expand beyond the beer aisle. While the preliminary results of executing on these strategies are promising, including the increasing proportion of our above premium portfolio in the current year, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. Further, the uncertainty around the ongoing impacts of the coronavirus pandemic including governmental or societal impositions on bars and restaurants and restrictions on public gatherings that limit many on-premise locations to operate at full capacity if at all have negatively impacted the forecasted future cash flows of the reporting unit. Lastly, cost inflation for certain inputs could put pressure on achieving key margin and cash flow projections into the future.
As of the October 1, 2021 testing date, the fair value of our Americas reporting unit was determined to be in excess of its carrying value, although considered to be at risk of future impairment. The fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses, including the ongoing impacts of the coronavirus pandemic and cost inflation on our reporting units. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
The fair value of the indefinite-lived Miller brands in the U.S., Coors brands in the Americas and Carling brand in the U.K. are all sufficiently in excess of their respective carrying values as of the annual testing date.
The fair value of the Staropramen brand increased versus the prior year and is sufficiently in excess of its carrying value as of the annual testing date. The increase in the fair value of the Staropramen brand was a result of the progressive reopening throughout Europe, but more impactfully Western Europe, during the year and the related improvement to expected future cash flows based on our long-range plan for this brand.

We utilized Level 3 fair value measurements in our impairment analysis of certain indefinite-lived intangible brand assets, including the Coors and Miller brands in the Americas and the Staropramen and Carling brands in EMEA&APAC. An excess earnings approach is used to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below. Separately, we performed a qualitative assessment of our water rights indefinite-lived intangible assets in the U.S. to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on this qualitative assessment, we determined that a full quantitative analysis was not necessary.
Key Assumptions
As of the date of our annual impairment test, performed as of October 1, 2021, the Americas reporting unit goodwill balance is at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including company-specific risks like the performance of our above-premium and beyond the beer aisle transformation efforts and overall market performance of new innovations like hard seltzers, along with macro-economic risks like the continued prolonged weakening of economic conditions related to the coronavirus pandemic as well as cost inflation, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analysis. For testing purposes of our reporting units, management's best estimates of the expected future results are the primary driver in determining the fair value. Current projections used for our Americas reporting unit testing reflect growth assumptions associated with our revitalization plan to build on the strength of our iconic core brands, aggressively grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and our communities all of which are intended to benefit the projected cash flows of the business. These cash flow assumptions are tempered somewhat by the impacts the coronavirus pandemic has had on our overall business and specifically our more profitable on-premise business.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives or increase in costs that could significantly impact our immediate and long-range results, a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates such as increased corporate income tax rates (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as the coronavirus pandemic and cost inflation that could significantly impact our immediate and long-range results and could lead to a material impairment. Additionally, we are monitoring the impacts that the coronavirus pandemic and cost inflation have on the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to the pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment. Separately, the Ontario government in Canada adopted a bill that, if enacted, could adversely impact the existing terms of the beer distribution and retail systems in the province, as further described in Note 18, "Commitments and Contingencies".
While historical performance and current expectations have resulted in fair values of our Americas reporting unit and indefinite-lived intangible assets equal to or in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future.

Annual 2020 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment analysis as of October 1, 2020, and concluded there were no impairments of goodwill within our Americas reporting unit but it was considered to be at risk for future impairments. Further, we recognized a goodwill impairment charge of $1,484.3 million to the EMEA&APAC reporting unit, recorded in special items, net, in the consolidated statement of operations. The impairment charge was primarily due to continued challenges and declines within the European beer industry, the largest market of our EMEA&APAC reporting unit, brought on by the extended impacts of the continued duration of the global coronavirus pandemic and related outlook of recovery as well as an increase in the discount rate used for fair value estimation of the reporting unit. As of the year ended December 31, 2020, the EMEA&APAC reporting unit was fully impaired.
In addition, we also evaluated the indefinite-lived and definite-lived intangible assets within our EMEA&APAC reporting unit, prior to recording the goodwill impairment, and concluded that an insignificant impairment was required for a definite-lived intangible asset but no impairments were required for the indefinite-lived intangible assets; however, the Staropramen indefinite-lived intangible asset was considered to be at risk of future impairment as of the year ended December 31, 2020.
Reporting Unit Changes and Interim 2020 Impairment Testing
During 2020, we changed our management structure from a corporate center and four segments to two segments - Americas and EMEA&APAC. As a result of the changes, we re-evaluated our historical reporting unit conclusions and consolidated our previously separate U.S. and Canada reporting units into a single Americas reporting unit effective January 1, 2020. Further, during 2020, we completed an interim impairment assessment for our former U.S. and Canada reporting units as of January 1, 2020 immediately prior to the reporting unit change, as well as an impairment assessment of the combined Americas reporting unit immediately after the change, and determined that no impairments existed. Additionally, as the changes resulted in the combination of our U.S. and Canada reporting units into a single Americas reporting unit, no further reallocation of goodwill was required.
Additionally, as a result of the structural changes discussed above, including the centralization of the brand management and strategy for our Coors brands across the Americas segment, we have aggregated our Coors brand indefinite-lived intangible asset in the U.S. and Coors Light distribution agreement indefinite-lived intangible asset in Canada into a single unit of accounting for the purpose of testing for impairment, effective January 1, 2020. During 2020, we completed an interim impairment assessment for each individual indefinite-lived intangible asset immediately prior to aggregation, and determined that no impairments existed.
Definite-Lived Intangible Assets
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. In 2021, we considered whether any triggering events have occurred related to definite lived intangibles during the current year. It was noted that in the second quarter of 2021, consistent with our revitalization plan, management made the decision to discontinue select economy SKUs and brands. It was determined that although these specific brand family line extensions had been discontinued, the brand family itself was still being used and produced. Additional evaluation was performed on these specific definite-lived brand intangible assets with no triggering events noted at the asset group level and no changes in useful life of the brand intangible assets deemed necessary. In 2020, we recognized impairment losses on some of our definite-lived intangible assets related to certain regional craft breweries in the Americas and EMEA&APAC. Impairment losses on the Grolsch brand and distribution agreement definite-lived intangible assets and the brand intangible asset related to our historical India business were recognized in 2019. See Note 7, "Special Items" for further details on these impairment losses.

11. Debt
Debt Obligations

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Long-term debt:
CAD 500 million 2.84% notes due July 2023(1)(2)	$395.7	$392.9
CAD 500 million 3.44% notes due July 2026(1)(2)	395.7	392.9
$1.0 billion 2.1% notes due July 2021(3)	—	1,000.0
$500 million 3.5% notes due May 2022(4)(5)	500.9	503.7
$2.0 billion 3.0% notes due July 2026(1)	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042(5)	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046(1)	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024(1)	909.6	977.3
Finance leases	67.2	64.0
Other	30.7	33.8
Less: unamortized debt discounts and debt issuance costs	(44.6)	(50.3)
Total long-term debt (including current portion)	7,155.2	8,214.3
Less: current portion of long-term debt	(508.0)	(1,006.1)
Total long-term debt	$6,647.2	$7,208.2

Short-term borrowings:
Short-term borrowings(6)	$6.9	$14.0
Current portion of long-term debt	508.0	1,006.1
Current portion of long-term debt and short-term borrowings	$514.9	$1,020.1
(1)On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019 through July 15, 2046 ("2016 USD Notes"), and EUR 800 million senior notes maturing July 15, 2024 ("2016 EUR Notes"), and Molson Coors International L.P., completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023, and July 15, 2026 ("2016 CAD Notes"), in order to partially fund the financing of the Acquisition (2016 USD Notes, 2016 EUR Notes and 2016 CAD Notes, collectively, the "2016 Notes"). These issuances resulted in total proceeds of approximately $6.9 billion, net of underwriting fees and discounts of $36.5 million and $17.7 million, respectively. Total debt issuance costs capitalized in connection with these notes including underwriting fees, discounts and other financing related costs, were approximately $65 million and are being amortized over the respective terms of the 2016 Notes. The 2016 Notes began accruing interest upon issuance, with semi-annual payments due on the 2016 USD Notes and 2016 CAD Notes in January and July beginning in 2017, and annual interest payments due on the 2016 EUR Notes in July beginning in 2017.
(2)We entered into forward starting interest rate swap agreements to hedge interest rate volatility for a 10 year period until they were settled on September 18, 2015. We are amortizing a portion of the resulting loss from AOCI to interest expense over the remaining term of the 2016 CAD Notes, as defined below, up to the full 10-year term of the interest rate swap agreements. The amortizing loss resulted in an increase in our effective cost of borrowing compared to the stated coupon rates by 0.60% on the 2016 CAD Notes. See Note 16, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.
(3)We repaid our $1.0 billion 2.1% notes at maturity on July 15, 2021, using a combination of commercial paper borrowings and cash on hand and also settled the associated cross currency swap. Prior to settlement in July 2021, the cross currency swaps economically converted a portion of the repaid $1.0 billion 2.1% notes and associated interest to EUR denominated, which resulted in a EUR interest rate received of 0.71%. See Note 16, "Derivative Instruments and Hedging Activities" for further details.
(4)During 2014, we entered into interest rate swaps to economically convert our fixed rate $500 million 3.5% notes due 2022 ("$500 million notes") to floating rate debt. As a result of fair value hedge accounting, the carrying value of the

$500 million notes included a cumulative adjustment for the change in fair value of $18.1 million at the time of termination of the swaps. Beginning in the fourth quarter of 2015, we began amortizing this cumulative adjustment to interest expense over the remaining term of the $500 million notes and will accordingly decrease the annual effective interest rate for the remaining term by 0.56%. The fair value adjustments and subsequent amortization have been excluded from the aggregate principal debt maturities table presented below.
The balance of the fair value hedges being amortized over the life of the note were $0.9 million and $3.7 million as of December 31, 2021 and December 31, 2020, respectively. The balance as of December 31, 2021 was included within the current portion of long-term debt and short-term borrowings of the consolidated balance sheet and the balance as of December 31, 2020 was included within long-term debt of the consolidated balance sheet.
(5)On May 3, 2012, we issued approximately $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The issuance resulted in total proceeds, before expenses, of approximately $1.9 billion, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Total debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, were approximately $18.0 million and are being amortized over the term of the notes.
(6)As of December 31, 2021, we had $3.0 million in bank overdrafts and $123.1 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $120.1 million. As of December 31, 2020, we had $11.0 million in bank overdrafts and $103.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $92.7 million.
We had total outstanding borrowings of $3.9 million and $3.0 million under our JPY facilities as of December 31, 2021 and December 31, 2020, respectively. In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of December 31, 2021 or December 31, 2020. A summary of our short-term facility availability is presented below. See Note 18, "Commitments and Contingencies" for further discussion related to letters of credit.
•JPY 1.3 billion line of credit at Japan TIBOR plus 0.30%
•JPY 100 million overdraft facility at Japan short-term Prime rate
•CAD unlimited overdraft facility at CAD Prime plus 0.50%
•GBP 30 million overdraft facility at GBP base rate plus 1.75%
•USD 10 million overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2021 and December 31, 2020, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $7.7 billion and $9.1 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024 that also allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or make other borrowings at any time at variable interest rates. We use this financing from time to time to leverage cash needs including debt repayments. During 2021, we utilized borrowings from this facility in order to fund the repayment of debt upon maturity, for working capital and general purposes. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2021 and December 31, 2020.
Debt Covenants
On June 19, 2020, we entered into an amendment to our existing revolving credit facility agreement, which among other things, revised the leverage ratios under the financial maintenance covenant for each fiscal quarter ending on or after June 30, 2020 through the maturity of the credit facility. The maximum leverage ratio, as defined by our revolving credit facility agreement as of December 31, 2021 is 4.00x net debt to EBITDA, through maturity of the credit facility.
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. As of December 31, 2021 and December 31, 2020, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2021 rank pari-passu.
As of December 31, 2021, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates as of December 31, 2021, for the next 5 years are as follows:

Year	Amount
(In millions)
2022	$512.3
2023	400.5
2024	914.2
2025	4.4
2026	2,411.9
Thereafter	2,895.3
Total	$7,138.6
The aggregate principal debt maturities in the table above excludes the present value of finance leases which are disclosed in Note 19, "Leases."
Interest

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Interest incurred	$269.1	$282.3	$289.2
Interest capitalized	(8.8)	(7.7)	(8.3)
Interest expensed	$260.3	$274.6	$280.9

12. Inventories

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Finished goods	$351.5	$266.7
Work in process	71.8	72.7
Raw materials	271.2	242.2
Packaging materials	110.2	82.7
Inventories, net	$804.7	$664.3
13. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2021 and all outstanding awards fall under this plan.
Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers, and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs and stock options.
RSU awards are issued based upon the market value equal to the price of our stock at the date of the grant and generally vest over a period of three years. In 2021, 2020 and 2019, we granted 0.6 million, 0.5 million and 0.5 million RSUs, respectively, with a weighted-average market value of $45.84, $48.99 and $55.03 each, respectively. Prior to vesting, RSUs have no voting rights.

DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The DSU awards are issued at the market value equal to the price of our stock at the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2021, 2020 and 2019, we granted a small number of DSUs with a weighted-average market value of $49.33, $37.53 and $56.68 per share, respectively.
PSU awards are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the stock market index defined by each award and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on fair values assigned to the market and performance metrics upon grant using a Monte Carlo model, with the market metric remaining constant throughout the vesting period of three years and the performance metric varying based on a multiplier determined based on changing estimates of the performance metric projected attainment. During 2021, 2020 and 2019, we granted 0.4 million, 0.3 million and 0.3 million PSUs, respectively, each with a weighted-average fair value of $45.71, $52.60 and $53.31, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2021, 2020 and 2019, we granted 0.3 million, 0.4 million and 0.4 million options, respectively, each with a weighted-average fair value of $10.06, $6.70 and $9.20, respectively.
Certain RSU and PSU awards granted in 2020 and beyond entitle participants to receive dividends upon vesting, subject to the performance, vesting and other conditions, including forfeiture, applicable to the respective awards.
The following table presents the pre-tax and after-tax share based compensation expense.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Pretax share-based compensation expense	$32.1	$24.2	$8.5
Tax benefit	(5.5)	(4.3)	(1.6)
After-tax share-based compensation expense	$26.6	$19.9	$6.9
As of December 31, 2021, there was $40.6 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan, related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2020	1.0	$56.21	0.7	$58.12
Granted	0.6	$45.88	0.4	$45.71
Vested	(0.2)	$68.89	—	$—
Forfeited	(0.1)	$49.87	(0.1)	$49.44
Adjustment for performance results achieved	—	$—	(0.2)	$78.28
Non-vested as of December 31, 2021	1.3	$49.23	0.8	$49.47
The total intrinsic values of RSUs and DSUs vested during 2021, 2020 and 2019 were $12.7 million, $14.8 million and $23.6 million, respectively.

	Stock options
	Awards	Weighted- average exercise price per unit	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2020	1.8	$66.32	4.5	$0.2
Granted	0.3	$44.97
Exercised	(0.1)	$44.10
Expired	(0.1)	$78.49
Outstanding as of December 31, 2021	1.9	$63.15	4.8	$0.6
Expected to vest as of December 31, 2021	0.7	$49.27	8.1	$0.4
Exercisable as of December 31, 2021	1.2	$70.61	3.0	$0.2
The total intrinsic values of exercises during 2021, 2020 and 2019 were $0.9 million, $0.8 million and $0.6 million, respectively. Total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised during 2021, 2020 and 2019 was $2.0 million, $3.1 million and $4.5 million, respectively.
The shares of Class B common stock to be issued under our equity plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2021, there were 5.0 million shares of MCBC Class B common stock available for issuance under the Incentive Compensation Plan.
The fair value of each option granted in 2021, 2020 and 2019 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Risk-free interest rate	0.79%	0.91%	2.46%
Dividend yield	3.11%	4.40%	4.16%
Volatility range	30.84% - 42.44%	25.09% - 26.31%	24.46% - 24.60%
Weighted-average volatility	33.74%	25.40%	24.48%
Expected term (years)	5.6	5.5	5.3
Weighted-average fair value	$10.06	$6.70	$9.20
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
The fair values of both the market metric and performance metric for each PSU granted in 2021, 2020 and 2019 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
Risk-free interest rate	0.24%	0.84%	2.49%
Dividend yield	N/A	N/A	4.17%
Volatility range	23.00% - 44.71%	15.21% - 45.75%	13.82% - 42.46%
Weighted-average volatility	35.46%	26.02%	24.97%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$45.71	$52.60	$53.31
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

14. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2018	$(758.7)	$(0.3)	$(330.7)	$(60.3)	$(1,150.0)
Foreign currency translation adjustments	129.3	—	(2.5)	—	126.8
Gain (loss) on net investment hedges	50.3	—	—	—	50.3
Unrealized gain (loss) on derivative instruments	—	(111.3)	—	—	(111.3)
Reclassification of derivative (gain) loss to income	—	0.6	—	—	0.6
Pension and other postretirement benefit adjustments	—	—	(43.7)	—	(43.7)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	26.5	—	26.5
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(14.4)	(14.4)
Tax benefit (expense)	(0.1)	27.0	(2.9)	3.8	27.8
Net period other comprehensive income (loss)	179.5	(83.7)	(22.6)	(10.6)	62.6
Reclassification of stranded tax effects (1)	(73.3)	(3.8)	2.3	—	(74.8)
As of December 31, 2019	$(652.5)	$(87.8)	$(351.0)	$(70.9)	$(1,162.2)
Foreign currency translation adjustments	196.0	—	(1.6)	—	194.4
Gain (loss) on net investment hedges	(113.5)	—	—	—	(113.5)
Unrealized gain (loss) on derivative instruments	—	(113.5)	—	—	(113.5)
Reclassification of derivative (gain) loss to income	—	(0.5)	—	—	(0.5)
Pension and other postretirement benefit adjustments	—	—	(52.9)	—	(52.9)
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	(7.6)	—	(7.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	19.4	19.4
Tax benefit (expense)	30.5	27.9	15.4	(5.2)	68.6
As of December 31, 2020	$(539.5)	$(173.9)	$(397.7)	$(56.7)	$(1,167.8)
Foreign currency translation adjustments	(85.6)	—	(1.2)	—	(86.8)
Reclassification of cumulative translation adjustment to income (2)	7.5	—	—	—	7.5
Gain (loss) on net investment hedges	76.5	—	—	—	76.5
Unrealized gain (loss) on derivative instruments	—	51.1	—	—	51.1
Reclassification of derivative (gain) loss to income	—	7.5	—	—	7.5
Pension and other postretirement benefit adjustments	—	—	158.6	—	158.6
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income and settlement	—	—	7.1	—	7.1
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	20.8	20.8
Tax benefit (expense)	(17.6)	(15.7)	(41.9)	(5.3)	(80.5)
As of December 31, 2021	$(558.7)	$(131.0)	$(275.1)	$(41.2)	$(1,006.0)
(1)Represents the one-time reclassification of stranded tax effects from AOCI to retained earnings resulting from the change in the U.S. federal corporate income tax rate as part of the 2017 Tax Act. This reclassification occurred on January 1, 2019 upon adoption of the associated FASB authoritative guidance.
(2)As a result of the sale of a disposal group within our India business, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within special items, net.
We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation losses recognized during 2021 were primarily due to the weakening of the GBP, EUR and certain other currencies of our Europe operations versus the USD. The foreign currency translation adjustment gains during 2020 and 2019 were primarily due to the strengthening of the CAD and GBP versus the USD. Additionally, the 2020 foreign currency translation adjustment gains were further impacted by the strengthening of certain other currencies of our Europe operations versus the USD.

Reclassifications from AOCI to income

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges
Forward starting interest rate swaps	$(4.8)	$(2.9)	$(3.0)	Interest expense, net
Foreign currency forwards	(3.5)	4.6	3.1	Cost of goods sold
Foreign currency forwards	0.8	(1.2)	(0.7)	Other income (expense), net
Total income (loss) reclassified, before tax	(7.5)	0.5	(0.6)
Income tax benefit (expense)	2.0	(0.1)	0.1
Net income (loss) reclassified, net of tax	$(5.5)	$0.4	$(0.5)

Amortization of defined benefit pension and other postretirement benefit plan items:
Prior service benefit (cost)	$0.3	$0.4	$(0.4)	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	(7.4)	7.2	(26.1)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	(7.1)	7.6	(26.5)
Income tax benefit (expense)	1.7	(2.4)	6.8
Net income (loss) reclassified, net of tax	$(5.4)	$5.2	$(19.7)

Other reclassifications from AOCI to Income:
India cumulative translation adjustment resulting from sale of disposal group	$(7.5)	$—	$—	Special items, net
Income tax benefit (expense)	—	—	—
Net income (loss) reclassified, net of tax	$(7.5)	$—	$—

Total income (loss) reclassified, net of tax	$(18.4)	$5.6	$(20.2)

15. Employee Retirement Plans and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the location and benefit program, we provide either defined benefit pension or defined contribution pension plans to our employees. Each plan is managed locally and in accordance with respective local laws and regulations. We have defined benefit pension plans in the U.S., U.K. and Canada. Additionally, we offer OPEB plans to a portion of our Canadian, U.S. and Central European employees which are unfunded plans. BRI and BDL maintain defined benefit, defined contribution and postretirement benefit plans as well; however, those plans are excluded from this disclosure as BRI and BDL are equity method investments and not consolidated.
The U.S. participates in and makes contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $7.1 million, $8.2 million and $7.9 million in 2021, 2020 and 2019, respectively. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under our postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $33.8 million, $33.0 million and $37.6 million in 2021, 2020 and 2019, respectively. There were no subsidies received in 2021 and immaterial subsidies received in 2020 and 2019.
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB (Benefit) Cost

	For the years ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost:
Service cost	$2.7	$6.0	$8.7	$2.7	$6.0	$8.7	$4.0	$7.0	$11.0
Other pension and postretirement (benefit) cost, net:
Interest cost	93.9	14.6	108.5	120.5	18.8	139.3	161.9	25.5	187.4
Expected return on plan assets, net of expenses	(161.6)	—	(161.6)	(161.8)	0.2	(161.6)	(217.3)	0.5	(216.8)
Amortization of prior service (benefit) cost	0.4	(0.7)	(0.3)	0.3	(0.7)	(0.4)	1.1	(0.7)	0.4
Amortization of net actuarial (gain) loss	8.7	(6.7)	2.0	7.3	(14.5)	(7.2)	10.4	(14.1)	(3.7)
Curtailment, settlement or special termination benefit (gain) loss(1)	5.4	—	5.4	—	—	—	30.5	—	30.5
Expected participant contributions	(0.4)	—	(0.4)	(0.4)	—	(0.4)	(0.7)	—	(0.7)
Total other pension and postretirement (benefit) cost, net	(53.6)	7.2	(46.4)	(34.1)	3.8	(30.3)	(14.1)	11.2	(2.9)
Net periodic pension and OPEB (benefit) cost	$(50.9)	$13.2	$(37.7)	$(31.4)	$9.8	$(21.6)	$(10.1)	$18.2	$8.1
(1)The pension settlement charge recognized for the year ended December 31, 2021 was due to lump sum distributions allowed for under our U.K. pension plan being in excess of interest cost for the year ended December 31, 2021. Lower interest cost was primarily a result of lower interest rates as of December 31, 2020, which were used to establish the 2021 periodic pension cost, compared to prior years. During the fourth quarter of 2019, we utilized plan assets to purchase buy-out annuity contracts for a portion of our Canadian pension plans and recognized a pension settlement charge of $29.8 million.

Obligations and Changes in Funded Status

	For the year ended December 31, 2021			For the year ended December 31, 2020
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Change in benefit obligation:
Prior year benefit obligation	$5,571.5	$704.7	$6,276.2	$5,198.6	$672.5	$5,871.1
Service cost, net of expected employee contributions	2.3	6.0	8.3	2.3	6.0	8.3
Interest cost	93.9	14.6	108.5	120.5	18.8	139.3
Actual employee contributions	0.4	—	0.4	0.4	—	0.4
Actuarial (gain) loss	(227.4)	(37.3)	(264.7)	460.3	43.7	504.0
Plan amendments	—	—	—	0.8	—	0.8
Benefits paid	(293.1)	(40.3)	(333.4)	(316.6)	(39.2)	(355.8)
Curtailment, settlement and special termination	(35.4)	—	(35.4)	(0.1)	—	(0.1)
Foreign currency exchange rate change	(16.4)	1.0	(15.4)	105.3	2.9	108.2
Benefit obligation at end of year	$5,095.8	$648.7	$5,744.5	$5,571.5	$704.7	$6,276.2
Change in plan assets:
Prior year fair value of assets	$5,958.4	$—	$5,958.4	$5,542.1	$—	$5,542.1
Actual return on plan assets	55.5	—	55.5	614.0	—	614.0
Employer contributions	2.2	40.3	42.5	4.8	39.7	44.5
Actual employee contributions	0.4	—	0.4	0.4	—	0.4
Curtailment, settlement and special termination	(35.4)	—	(35.4)	(0.2)	—	(0.2)
Benefits and plan expenses paid	(293.1)	(40.3)	(333.4)	(316.6)	(39.7)	(356.3)
Foreign currency exchange rate change	(20.5)	—	(20.5)	113.9	—	113.9
Fair value of plan assets at end of year	$5,667.5	$—	$5,667.5	$5,958.4	$—	$5,958.4
Funded status:	$571.7	$(648.7)	$(77.0)	$386.9	$(704.7)	$(317.8)
Amounts recognized in the Consolidated Balance Sheets:
Other non-current assets	$622.9	$—	$622.9	$492.8	$—	$492.8
Accounts payable and other current liabilities	(4.1)	(41.4)	(45.5)	(4.1)	(43.3)	(47.4)
Pension and postretirement benefits	(47.1)	(607.3)	(654.4)	(101.8)	(661.4)	(763.2)
Net amounts recognized	$571.7	$(648.7)	$(77.0)	$386.9	$(704.7)	$(317.8)
The accumulated benefit obligation for our defined benefit pension plans was approximately $5.1 billion and $5.6 billion as of December 31, 2021 and December 31, 2020, respectively. The $240.8 million improvement in the net underfunded status of our aggregate pension and OPEB plans from December 31, 2020 to December 31, 2021 was primarily due to the increase in discount rates from prior year and favorable asset returns for certain plans.
As of December 31, 2021 and December 31, 2020, certain defined benefit pension plans in the U.S., Canada and the U.K. were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Accumulated benefit obligation	$51.2	$831.4
Projected benefit obligation	$51.2	$831.6
Fair value of plan assets	$—	$725.7
Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows.

	As of December 31, 2021			As of December 31, 2020
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Net actuarial (gain) loss	$553.4	$(142.3)	$411.1	$684.6	$(108.6)	$576.0
Net prior service (benefit) cost	10.1	(3.2)	6.9	10.5	(4.0)	6.5
Total not yet recognized	$563.5	$(145.5)	$418.0	$695.1	$(112.6)	$582.5
Changes in plan assets and benefit obligations recognized in OCI, pretax, were as follows:

	Pension	OPEB	Total
	(In millions)
Accumulated other comprehensive (income) loss as of December 31, 2019	$692.8	$(172.4)	$520.4
Amortization of prior service benefit (costs)	(0.3)	0.7	0.4
Amortization of net actuarial gain (loss)	(7.3)	14.5	7.2
Net prior service cost	0.8	—	0.8
Current year actuarial (gain) loss	8.1	44.0	52.1
Foreign currency exchange rate change	1.0	0.6	1.6
Accumulated other comprehensive (income) loss as of December 31, 2020	$695.1	$(112.6)	$582.5
Amortization of prior service benefit (costs)	(0.4)	0.7	0.3
Amortization of net actuarial gain (loss)	(8.7)	6.7	(2.0)
Curtailment, settlement or special termination benefit (gain) loss	(5.4)	—	(5.4)
Current year actuarial (gain) loss	(121.4)	(37.2)	(158.6)
Foreign currency exchange rate change	4.3	(3.1)	1.2
Accumulated other comprehensive (income) loss as of December 31, 2021	$563.5	$(145.5)	$418.0
Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available and assumptions made at the beginning of each year. Assumptions used in the calculation include the settlement discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2021, 2020 and 2019 were as follows:

	For the years ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	1.84%	2.10%	2.55%	2.91%	3.44%	3.92%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets(1)	3.03%	N/A	3.24%	N/A	4.38%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.00% in 2021 to 3.57% in 2040	N/A	Ranging ratably from 6.25% in 2020 to 3.57% in 2040	N/A	Ranging ratably from 6.5% in 2019 to 4.5% in 2037
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
Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2021 and December 31, 2020, were as follows.

	As of December 31, 2021		As of December 31, 2020
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Settlement discount rate	2.27%	2.59%	1.84%	2.10%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.00% in 2022 to 3.57% in 2040	N/A	Ranging ratably from 6.00% in 2021 to 3.57% in 2040
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans as of December 31, 2021 from December 31, 2020, is primarily due to increasing interest rates in 2021.
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
The plans use liability driven investment strategies in managing defined pension benefits. For all defined benefit pension plan assets, the plans have the following primary investment objectives:
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
Our investment strategies for our defined benefit pension plans also consider the funded status for each plan. For defined benefit pension plans that are highly funded, assets are invested primarily in fixed income holdings that have a similar duration to the associated liabilities. For plans with lower funding levels, the fixed income component is managed in a similar manner to the highly funded plans. In addition to this liability-matching fixed income allocation, these plans also contain exposure to return generating assets including: equities, real estate, debt and other investments held with the goal of producing higher returns, which may also have a higher risk profile. These investments are diversified by investing globally with limitations placed on issuer concentration.
Both our U.K. and Canadian plans hedge a portion of the foreign exchange exposure between plan assets that are not denominated in the local plan currency and the local currency as the Canadian and U.K. pension liabilities will be settled in CAD and GBP, respectively.

Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2021. While the actual allocations show a temporary shift away from fixed income securities due to the rising rate environment, the actual allocations remain within our Company defined tolerance levels.

	Target allocations	Actual allocations
Equities	8.7%	12.9%
Fixed income	70.0%	64.4%
Real estate	5.9%	6.2%
Annuities	12.5%	12.5%
Other	2.9%	4.0%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2021, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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
Major Categories of Plan Assets
As of December 31, 2021, our major categories of plan assets included the following:
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
•Debt securities—Includes various government and corporate fixed income securities, interest and inflation-linked assets such as bonds and swaps, collateralized securities and other debt securities. The majority of the plans' fixed income assets trade on "over the counter" exchanges, which provides observable inputs that are the primary data used to determine each individual investment's fair value. We also use independent pricing vendors, as well as matrix pricing techniques. Matrix pricing uses observable data from other similar investments as the primary input to determine the individual security's fair value. Government and corporate fixed income securities are generally classified as Level 2 in the fair value hierarchy as they are valued using observable inputs. Assets included in our collateralized securities include mortgage backed securities and collateralized mortgage obligations, which are considered Level 3 due to the use of the significant unobservable inputs in deriving these assets' fair values.

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

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2021
	Total as of December 31, 2021	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$198.4	$198.4	$—	$—
Trades awaiting settlement	2.1	2.1	—	—
Bank deposits, short-term bills and notes	25.5	—	25.5	—
Debt
Government debt securities	751.0	—	751.0	—
Corporate debt securities	142.0	—	142.0	—
Interest and inflation linked assets	1,029.7	—	1,013.8	15.9
Annuities
Buy-in annuities	708.9	—	—	708.9
Other
Repurchase agreements	(477.4)	(477.4)	—	—
Recoverable taxes	0.2	0.2	—	—
Private equity	29.7	—	—	29.7
Total fair value of investments excluding NAV per share practical expedient	$2,410.1	$(276.7)	$1,932.3	$754.5
The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2021
(In millions)
Fair value of investments excluding NAV per share practical expedient	$2,410.1
Fair value of investments using NAV per share practical expedient
Debt funds	2,034.2
Equity funds	732.1
Real estate funds	285.0
Private equity funds	65.8
Hedge funds	140.3
Total fair value of plan assets	$5,667.5

The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2020
	Total as of December 31, 2020	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$144.6	$144.6	$—	$—
Trades awaiting settlement	16.7	16.7	—	—
Bank deposits, short-term bills and notes	25.0	—	25.0	—
Debt
Government securities	869.6	—	869.6	—
Corporate debt securities	112.7	—	112.7	—
Interest and inflation linked assets	1,059.6	—	1,048.6	11.0
Annuities
Buy-in annuities	783.9	—	—	783.9
Other
Repurchase agreements	(483.5)	(483.5)	—	—
Recoverable taxes	0.2	0.2	—	—
Private equity	61.4	—	—	61.4
Total fair value of investments excluding NAV per share practical expedient	$2,590.2	$(322.0)	$2,055.9	$856.3

The following presents our fair value hierarchy including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2020
(In millions)
Fair value of investments excluding NAV per share practical expedient	$2,590.2
Fair value of investments using NAV per share practical expedient
Debt funds	1,591.4
Equity funds	1,418.6
Real estate funds	274.4
Private equity funds	77.1
Hedge funds	6.7
Total fair value of plan assets	$5,958.4

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance as of December 31, 2019	$830.2
Total gain or loss (realized/unrealized):
Realized gain (loss)	2.1
Unrealized gain (loss) included in AOCI	11.0
Purchases, issuances, settlements	(12.7)
Foreign exchange translation (loss)/gain	25.7
Balance as of December 31, 2020	$856.3
Total gain or loss (realized/unrealized):
Realized gain (loss)	0.9
Unrealized gain (loss) included in AOCI	(63.3)
Purchases, issuances, settlements	(32.8)
Foreign exchange translation (loss)/gain	(6.6)
Balance as of December 31, 2021	$754.5
Expected Cash Flows
Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We took and continue to take steps to reduce our exposure to our pension obligations. Such steps include the closure of the U.K. and U.S. pension plans to future earnings of service credit, benefit modifications in certain Canada plans and the entering into of buy-in and buy-out contracts for certain plans. We may also voluntarily increase funding levels to meet financial goals. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2019 indicated that the plan does not have a funding deficit relative to the plan's statutory funding objective, and therefore, no MCBC contributions are currently required.
In 2022, we expect to make contributions to our defined benefit pension plans of approximately $4 million and benefit payments under our OPEB plans of approximately $41 million based on foreign exchange rates as of December 31, 2021. Additionally, we anticipate utilizing approximately $5 million of surplus from certain Canadian defined benefit pension plans to fund employer contributions to certain Canadian defined contribution plans. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates as of December 31, 2021, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2022	$318.8	$41.4
2023	$312.3	$41.1
2024	$312.6	$41.3
2025	$313.2	$40.8
2026	$313.5	$40.6
2027-2031	$1,567.9	$198.1
Defined Contribution Plans
We offer defined contribution pension plans for the majority of our U.S., Canadian and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant from the options we have made available as the plan sponsor. U.S. non-union employees are eligible to participate in qualified defined contribution plans which provide for employer contributions ranging from 5% to 11% of eligible compensation (certain employees were also eligible for additional employer contributions). In addition, U.S. union employees are eligible to participate in a qualified defined contribution plan which provides for employer contributions based on factors associated with various collective bargaining agreements. The employer contributions to the U.K. plans can range up to 8% of employee compensation and in Canada plans range from 4% to 10%. Both employee and employer contributions are made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $77.8 million, $75.5 million and $80.0 million in 2021, 2020 and 2019, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2021, and December 31, 2020, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.

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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2021, we did not have any collateral posted with any of our counterparties.
Derivative Accounting Policies
Overview
Our foreign currency forwards and our forward starting interest rate swaps are designated in hedging relationships as cash flow hedges. Prior to settlements discussed below, our interest rate swaps were designated as fair value hedges and our cross currency swaps were designated as net investment hedges. In certain situations, we may execute derivatives that do not qualify for, or we do not otherwise seek, hedge accounting but are determined to be important for managing risk. For example, our commodity swaps and commodity options are not designated in hedge accounting relationships. These outstanding economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance and apply the appropriate accounting.
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
When we discontinue hedge accounting prospectively, but it continues to be probable that the forecasted transaction will occur in the originally expected period, the existing gain or loss on the derivative remains in AOCI for cash flow hedges and net investment hedges or in the carrying value of the hedged item for fair value hedges and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses in AOCI are recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the consolidated balance sheets until maturity, recognizing future changes in the fair value in current period earnings.
Significant Derivative/Hedge Positions
Interest Rate Swaps
In prior years, we entered into interest rate swap agreements to economically convert our fixed rate $500 million 3.5% notes due in 2022 to floating rate debt. These interest rate swap agreements, which were designated as fair value hedges, were previously voluntarily cash settled, at which time we ceased adjusting the carrying value of the notes for the fair value movements. The cumulative adjustments on the $500 million 3.5% notes increased the carrying value of the notes and are being amortized as a benefit to interest expense over the expected remaining term of the notes.
Net Investment Hedges
Foreign Denominated Debt
On July 7, 2016, we issued EUR 800 million senior notes maturing July 15, 2024 to partially fund the Acquisition. Separately, on March 15, 2017, we issued an aggregate of EUR 500 million, 0.35% plus three-month EURIBOR floating rate senior notes due March 15, 2019. Concurrent with the issuances of both sets of Notes, we simultaneously designated the principals as net investment hedges of our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts and, accordingly, record the changes in the carrying value of the 2016 EUR Notes and 2017 EUR Notes due to fluctuations in the spot rate to AOCI. In March 2019, we repaid the 2017 EUR Notes. See Note 11, "Debt" for further discussion.
Cross Currency Swaps
Effective March 20, 2019, we entered into cross currency swap agreements having a total notional value of approximately EUR 353 million ($400 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. As a result of the swaps, we economically converted a portion of our $1.0 billion 2.1% senior notes due 2021 and associated interest to EUR denominated, which results in a EUR interest rate to be received at 0.71%. Upon repayment of the $1.0 billion 2.1% senior notes at maturity in July 2021, we settled the associated cross currency swap resulting in a net cash payment of $12.7 million, consisting of the final loss on the cross currency swap of $17.6 million partially offset by the final interest received. The settlement of these cross currency swaps were classified as investing activities in our consolidated statement of cash flows.
Separately, effective April 3, 2019, we voluntarily early terminated our $500 million cross currency swaps due in 2020 under which we were receiving EUR interest payments at a rate received of 0.85%, and concurrently entered into new cross currency swap agreements having a total notional of approximately EUR 445 million ($500 million upon execution) in order to hedge a portion of the foreign currency translation impacts of our European investment. As a result of the swaps, we economically converted our $500 million 2.25% senior notes due 2020 and associated interest to EUR denominated, which resulted in a EUR interest rate to be received of 0.68%. The termination of the original $500 million cross currency swaps resulted in cash receipts of approximately $47 million during the second quarter of 2019. Upon repayment of the $500 million 2.25% senior notes at maturity in March 2020, we settled the associated cross currency swaps resulting in cash receipts of $3.2 million. The settlement of these cross currency swaps were classified as investing activities in our consolidated statement of cash flows.
We had designated each of these cross currency swaps as net investment hedges and accordingly, recorded changes in fair value due to fluctuations in the spot rate to AOCI. The changes in fair value of the swaps attributable to changes other than those due to fluctuations in the spot rate were excluded from the assessment of hedge effectiveness and recorded to interest expense over the life of the hedge.
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
In June 2021, we early terminated our $250.0 million forward starting interest rate swap that was originally set to terminate in July 2021. This forward starting interest rate swap was rolled forward to May 2022 through a cashless settlement. The new May 2022 forward starting interest rate swap is incremental to our existing May 2022 forward starting interest rate swap that was executed in 2018, both of which are hedging our forecasted debt issuance expected to occur during 2022. At the time of the transaction, there was approximately $33.4 million of unrealized losses recorded in AOCI. Approximately $1.7 million was recorded to interest expense in the second quarter of 2021 when it became probable that one of the forecasted interest payments originally hedged would not occur. The remaining $31.7 million will be amortized to interest expense throughout the term of the respective debt unless it becomes probable that the cash flows originally hedged will not occur, in which case the proportionate amount of the loss will be recorded to interest expense at that time. The new forward starting interest rate swap has an effective date of June 2021, a termination date of May 2022 and an effective interest rate of approximately 3.22%.
Cash settlements related to interest rate contracts are generally classified as operating activities on the consolidated statements of cash flows. However, due to an other-than-insignificant financing element in the May 2022 forward starting interest rate swap that was designated in June 2021, the cash flow related to this contract will be classified as financing activities.
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
Commodity Swaps and Options
We have financial commodity swap and option contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, barley and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these derivatives are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas, aluminum, corn and diesel each up to 60 months out in the future for use in our supply chain, in line with our risk management policy. Further, we hedge forecasted purchases of barley based on crop year and physical inventory management. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Unallocated outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time, we reclassify the gain or loss from Unallocated to the operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
Warrants
On October 4, 2018, in connection with the formation of the Truss joint venture, as discussed further in Note 4, "Investments," our joint venture partner, HEXO, issued to our Canadian subsidiary a total of 11.5 million warrants to purchase common shares of HEXO at a strike price of CAD 6.00 per share at any time during the three year period following the formation of the joint venture. The fair value of the warrants at issuance of approximately $45 million was recorded as a non-current asset and as an adjustment to paid-in capital, net of tax. On December 23, 2020, HEXO consolidated its issued and outstanding common shares on the basis of four old shares for one new share that resulted in the adjustment of the strike price to CAD 24.00 per share and a reduction in warrants to 2.9 million. The warrants to acquire common shares of HEXO expired unexercised on October 4, 2021. All changes in the fair value of the warrants subsequent to issuance were recorded in other income (expense), net on the consolidated statements of operations.
Derivative Fair Value Measurements
We utilize market approaches to estimate the fair value of our derivative instruments by discounting anticipated future cash flows derived from the derivative's contractual terms and observable market interest, foreign exchange and commodity rates. The fair values of our derivatives also include credit risk adjustments to account for our counterparties' credit risk, as well as our own non-performance risk, as appropriate. The fair value of our warrants to acquire common shares of HEXO prior to expiration were estimated using the Black-Scholes option-pricing model.
The tables below summarize our derivative assets and (liabilities) that were measured at fair value as of December 31, 2021 and December 31, 2020. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments.

		Fair Value Measurements as of December 31, 2021
	Total as of December 31, 2021	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Interest rate swaps	$(170.8)	$—	$(170.8)	$—
Foreign currency forwards	(1.5)	—	(1.5)	—
Commodity swaps and options	300.9	—	300.9	—
Total	$128.6	$—	$128.6	$—

		Fair Value Measurements as of December 31, 2020
	Total as of December 31, 2020	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Cross currency swaps	$(26.5)	$—	$(26.5)	$—
Interest rate swaps	(221.5)	—	(221.5)	—
Foreign currency forwards	(4.9)	—	(4.9)	—
Commodity swaps and options	65.2	—	65.2	—
Warrants	0.3	—	0.3	—
Total	$(187.4)	$—	$(187.4)	$—
As of December 31, 2021 and December 31, 2020, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2021 were all included in Level 2.

Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2021 and December 31, 2020, and our consolidated statements of operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions)

	December 31, 2021
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,500.0	Other current assets	$—	Accounts payable and other current liabilities	$(67.7)
		Other non-current assets	—	Other liabilities	(103.1)
Foreign currency forwards	$170.8	Other current assets	0.5	Accounts payable and other current liabilities	(2.4)
		Other non-current assets	0.6	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$1.1		$(173.4)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$722.1	Other current assets	$225.1	Accounts payable and other current liabilities	$(1.1)
		Other non-current assets	77.1	Other liabilities	(0.3)
Commodity options(1)	$68.2	Other current assets	1.0	Accounts payable and other current liabilities	(0.9)
Total derivatives not designated as hedging instruments			$303.2		$(2.3)

	December 31, 2020
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Cross currency swaps	$400.0	Other current assets	$—	Accounts payable and other current liabilities	$(26.5)
		Other non-current assets	—	Other liabilities	—
Interest rate swaps	$1,500.0	Other non-current assets	—	Accounts payable and other current liabilities	(47.7)
				Other liabilities	(173.8)
Foreign currency forwards	$181.2	Other current assets	0.3	Accounts payable and other liabilities	(3.0)
		Other non-current assets	—	Other liabilities	(2.2)
Total derivatives designated as hedging instruments			$0.3		$(253.2)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$918.9	Other current assets	$44.5	Accounts payable and other current liabilities	$(20.6)
		Other non-current assets	45.4	Other liabilities	(4.1)
Commodity options(1)	$16.8	Other current assets	—	Accounts payable and other current liabilities	—
Warrants	$54.2	Other non-current assets	0.3	Other liabilities	—
Total derivatives not designated as hedging instruments			$90.2		$(24.7)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income, Accumulated Other Comprehensive Income (Loss), and income (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
For the year ended December 31, 2021
Forward starting interest rate swaps	$50.7	Interest income (expense), net	$(4.8)
Foreign currency forwards	0.4	Cost of goods sold	(3.5)
		Other income (expense), net	0.8
Total	$51.1		$(7.5)
For the year ended December 31, 2020
Forward starting interest rate swaps	$(110.0)	Interest income (expense), net	$(2.9)
Foreign currency forwards	(3.5)	Cost of goods sold	4.6
		Other income (expense), net	(1.2)
Total	$(113.5)		$0.5
For the year ended December 31, 2019
Forward starting interest rate swaps	$(99.2)	Interest income (expense), net	$(3.0)
Foreign currency forwards	(12.1)	Cost of goods sold	3.1
		Other income (expense), net	(0.7)
Total	$(111.3)		$(0.6)
The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income, Accumulated Other Comprehensive Income (Loss) and income (in millions)

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)(1)
For the year ended December 31, 2021
Cross currency swaps	$8.8	Interest income (expense), net	$6.1
EUR 800 million notes due 2024	67.7	Other income (expense), net	—
Total	$76.5		$6.1
For the year ended December 31, 2020
Cross currency swaps	$(33.2)	Interest income (expense), net	$14.2
EUR 800 million notes due 2024	(80.3)	Other income (expense), net	—
Total	$(113.5)		$14.2
For the year ended December 31, 2019
Cross currency swaps	$19.8	Interest income (expense), net	$23.5
EUR 800 million notes due 2024	20.4	Other income (expense), net	—
EUR 500 million notes due 2019	10.1	Other income (expense), net	—
Total	$50.3		$23.5
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.

We expect net losses of approximately $5 million (pretax) recorded in AOCI as of December 31, 2021 will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of December 31, 2021 is approximately 4 years, as well as those related to our forecasted debt issuances in 2022 and 2026.
The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
For the year ended December 31, 2021
Commodity swaps	Cost of goods sold	$403.4
Commodity options	Cost of goods sold	0.1
Warrants	Other income (expense), net	(0.3)
Total		$403.2
For the year ended December 31, 2020
Commodity swaps	Cost of goods sold	$28.5
Warrants	Other income (expense), net	(2.4)
Total		$26.1
For the year ended December 31, 2019
Commodity swaps	Cost of goods sold	$(26.8)
Warrants	Other income (expense), net	(17.8)
Total		$(44.6)
The gains and losses recognized in income related to our commodity swaps are largely driven by changes in the respective commodity market prices.

17. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2021	December 31, 2020
	(In millions)
Accounts payable and accrued trade payables	$2,098.1	$1,732.7
Accrued compensation	243.7	278.5
Accrued excise and other non-income related taxes	242.6	257.6
Accrued interest	91.4	101.4
Container liability	114.9	100.9
Operating leases	45.4	47.1
Other(1)	271.2	371.3
Accounts payable and other current liabilities	$3,107.3	$2,889.5
(1)Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits, guarantee liabilities for some of our equity method investments and various other accrued expenses.
18. Commitments and Contingencies
Letters of Credit
As of December 31, 2021, we had $62.2 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2022 and $15.1 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes and are not included on our consolidated balance sheets.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2021 and December 31, 2020, the consolidated balance sheets include liabilities related to these guarantees of $38.1 million and $38.2 million, respectively. See Note 4, "Investments" for further detail.
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits was $62.8 million as of December 31, 2021. Our total estimate of the indemnity liability as of December 31, 2021 was $7.2 million, which is classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil, and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil and labor indemnity liability was $3.0 million as of December 31, 2021, which is classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil, and labor indemnities. Indemnity obligations related to purchased tax credits must be settled upon notification of FEMSA's settlement. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore, subject to foreign exchange gains or losses. As a result, these foreign exchange gains and losses are the only impacts recorded within other income (expense), net.
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2018, through December 31, 2021:

Total indemnity reserves
(In millions)
Balance as of December 31, 2018	$14.7
Changes in estimates	—
Foreign exchange impacts	(0.5)
Balance as of December 31, 2019	$14.2
Changes in estimates	—
Foreign exchange impacts	(3.2)
Balance as of December 31, 2020	$11.0
Changes in estimates	—
Foreign exchange impacts	(0.8)
Balance as of December 31, 2021	$10.2
Purchase Obligations
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, we have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2021. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(Amounts in millions)
2022	$400.2	$145.6
2023	347.3	144.4
2024	193.5	131.8
2025	179.7	107.3
2026	147.9	81.5
Thereafter	338.2	232.1
Total	$1,606.8	$842.7
Total purchases under our long-term unconditional, non-cancellable supply and distribution contracts in 2021, 2020 and 2019 were approximately $0.4 billion, $0.5 billion and $1.0 billion, respectively.

Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $11.3 million and $17.9 million as of December 31, 2021 and December 31, 2020, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our audited consolidated financial statements.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against MCBC USA alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company seeks treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. Discovery is closed. The jury trial scheduled to begin November 8, 2021 was continued by the court and has now been reset to begin on March 7, 2022. We intend to vigorously assert and defend our rights in this lawsuit. A range of potential loss is not estimable at this time.
Regulatory Contingencies
In December 2018, the U.S. Department of Treasury issued a regulation that impacted our ability to claim a refund of certain federal duties, taxes, and fees paid for beer sold between the U.S. and certain other countries effective in February 2019. As a result, based on the terms of the regulation, it was the U.S. Department of Treasury's position that future claims would no longer be accepted, and we would be further unable to collect previously claimed, but not yet received, refunds. In January 2020, the United States Court of International Trade issued an opinion and order ruling the challenged portions of this regulation dealing with refunds of certain federal duties, taxes and fees paid with respect to certain imported beer, to the extent of certain exported beer, to be unlawful. On April 17, 2020, the U.S. Department of Treasury appealed this ruling as well as filed a motion for stay of the enforcement of judgment and suspension of claims pending appeal. The U.S. Department of Treasury's motion to stay was denied pending appeal and they were ordered to pay on all claims under the accelerated payment program. On July 23, 2020, the U.S. Department of Treasury filed its opening appellate brief in the United States Court of Appeals for the Federal Circuit. An opposition/response brief was filed on October 1, 2020 and final reply brief was submitted on December 11, 2020. On August 23, 2021, the Federal Circuit Court of Appeals issued its unanimous written opinion affirming the judgment of the Court of International Trade and, on October 14, 2021, issued its Mandate on the judgment. All other appellate deadlines have since passed, the judgment is final and litigation has concluded. As a result, both amounts previously collected on filed claims and the amounts of previously filed claims that have not yet been received are no longer at risk.
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed between the previous government administration and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. in 2015 and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law. The impacts of these potential legislative changes are unknown at this time, but could have a negative impact on the results of operations, cash flows and financial position of the Americas segment. Molson Canada 2005 and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the legislation.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized for 2021, 2020 and 2019 were immaterial to our consolidated financial statements.
Americas
Our Canada brewing operations are subject to provincial environmental regulations and local permit requirements. Our Longueuil, Chilliwack and Toronto breweries have water treatment facilities to pre-treat waste water before it goes to the respective local governmental facility for final treatment. We have environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training, and corrective action.
In Canada, we sold a chemical specialties business in 1996. We are still responsible for certain aspects of environmental remediation, undertaken or planned, at those chemical specialties business locations. We have established provisions for the costs of these remediation programs.
In the U.S., we were previously notified that we are or may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws for the cleanup of sites where hazardous substances have allegedly been released into the environment. We cannot predict with certainty the total costs of cleanup, our share of the total cost, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups or insurance coverage.
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
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2021 are approximately $6 million and $6 million, respectively. Cost estimates were discounted using a 1.43% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability, and none are expected.
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
EMEA&APAC
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2021 capital expenditures, results of operations or our financial or competitive position, and we do not currently anticipate that they will do so in 2022.
19. Leases
Montreal Brewery Sale and Leaseback Transaction
In June 2019, we completed the sale of our Montreal brewery for $96.2 million, resulting in a $61.3 million gain, which was recorded as a special item for the year ended December 31, 2019. In conjunction with the sale, we agreed to lease back the existing property to continue operations on an uninterrupted basis for a period up to 5 years with early termination options at our discretion, while our new brewery in Longueuil, Québec was being constructed. Accordingly, for the year ended December 31, 2019, we recorded operating lease right-of-use assets and liabilities of approximately CAD 6 million assuming a lease term that is coterminous with the construction of our new brewery, which began operations during the fourth quarter of 2021. However, due to the uncertainty inherent in our estimates, the term of the brewery lease is subject to reassessment. Once the existing property has been entirely redeveloped by the purchaser, we plan to lease a minor portion of the future space for administrative and other purposes. We evaluated this transaction pursuant to the accounting guidance for sale and leaseback transactions and concluded that the relevant criteria were met for full gain recognition upon completion of the transaction in the second quarter of 2019.
Lease Financial Information
For the years ended December 31, 2021, December 31, 2020 and December 31, 2019, lease expense (including immaterial short-term and variable lease costs) was as follows.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Operating lease expense	$73.2	$71.4	$71.0
Finance lease expense	10.4	11.5	12.1
Total lease expense	$83.6	$82.9	$83.1
We recorded impairment losses on certain right-of-use assets, primarily related to our Denver, Colorado office lease, during 2020 and 2019 as discussed in Note 7, "Special Items."
Supplemental cash flow information related to leases for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was as follows.

	For the years ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows from operating leases	$56.8	$53.2	$52.2
Operating cash flows from finance leases	$4.5	$7.6	$3.8
Financing cash flows from finance leases	$3.6	$34.5	$2.8
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$34.0	$28.5	$45.6
Finance leases	$7.5	$5.4	$9.2

Supplemental balance sheet information related to leases as of December 31, 2021 and December 31, 2020 was as follows:

		As of
		December 31, 2021	December 31, 2020
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$119.1	$136.2
Current operating lease liabilities	Accounts payable and other current liabilities	$45.4	$47.1
Non-current operating lease liabilities	Other liabilities	87.8	106.4
Total operating lease liabilities		$133.2	$153.5

Finance Leases
Finance lease right-of-use assets	Properties, net	$61.5	$60.5
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$4.6	$4.1
Non-current finance lease liabilities	Long-term debt	62.6	59.9
Total finance lease liabilities		$67.2	$64.0
The weighted-average remaining lease term and discount rate as of December 31, 2021 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	4.1	3.5%
Finance leases	11.9	6.5%
Based on foreign exchange rates as of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2022	$49.8	$8.4
2023	37.0	8.1
2024	22.2	8.2
2025	14.7	7.8
2026	10.6	11.6
Thereafter	9.6	54.4
Total lease payments	$143.9	$98.5
Less: interest	(10.7)	(31.3)
Present value of lease liabilities	$133.2	$67.2
Executed leases that have not yet commenced as of December 31, 2021 are immaterial except for a railcar lease with total undiscounted payments of $27.7 million expected to commence in 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2021.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2021.
Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2021. All outstanding awards shown in the table below relate to our Class B common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	4,107,607	$63.15	4,951,399
Equity compensation plans not approved by security holders	—	N/A	—
Total	4,107,607	$63.15	4,951,399
(1)Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. The number of securities to be issued upon exercise of outstanding awards includes 1,326,786 RSUs and DSUs, 867,721 PSUs (assuming the target award is met) and 1,913,100 options outstanding as of December 31, 2021. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Share-Based Payments" for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2021.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2021.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:
(1)Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
Notes to Consolidated Financial Statements
(2)Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, December 31, 2020 and December 31, 2019
(3)Exhibit list

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Beverage Company, as amended to date.	10-K	3.1	February 12, 2020
3.2	Fourth Amended and Restated Bylaws of Molson Coors Beverage Company.	8-K	3.2	January 2, 2020
4.1.1	Specimen Class A Common Stock Certificate	10-K	4.1.1	February 12, 2020
4.1.2	Specimen Class B Common Stock Certificate	10-K	4.1.2	February 12, 2020
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016

		Incorporated by Reference			Filed Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.2.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.2.8	Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated May 3, 2012, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	October 29, 2020
4.3	Form of 3.500% Senior Notes due 2022.	8-K	4.2	May 3, 2012
4.4	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.5	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.6.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.6.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.6.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.6.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.6.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.6.6		Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.6.7		Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.6.8		Seventh Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.3	October 29, 2020
4.7		Form of 1.250% Senior Notes due 2024.	8-K	4.2	July 7, 2016
4.8		Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.9		Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.10.1		Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.10.2		First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.10.3		Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.10.4		Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.10.5		Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.10.6		Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018
4.10.7		Sixth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	October 29, 2020
4.11		Form of 2.840% Senior Notes due 2023.	8-K	4.10	July 7, 2016
4.12		Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.13		Description of Registrant's Securities.	10-K	4.18	February 12, 2020
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.2.1	*	Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan.	8-K	10.1	May 28, 2021
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-K	10.2.2	February 14, 2017
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-K	10.2.3	February 14, 2017
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.2.7	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.				X
10.2.8	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.				X
10.2.9	*	Form of Director Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.				X
10.2.10	*	Form of Nonqualified Stock Option pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.				X
10.2.11	*	Form of Cash-Settled Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.				X
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019.	8-K	10.1	July 24, 2019
10.5.1		Credit Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the borrowing subsidiaries party thereto, CitiBank, N.A., as administrative agent and a U.S. issuing bank, Bank of America, N.A., as a U.S. issuing bank, The Bank of Tokyo Mitsubishi UFJ, LTD. as a U.S. issuing bank, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and The Bank of Tokyo Mitsubishi UFJ, Ltd. as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and The Bank of Tokyo Mitsubishi UFJ, Ltd. as Co-Syndication Agents.	8-K	10.1	July 13, 2017

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.5.2		Amendment No. 1 and Extension Agreement, dated as of July 19, 2018, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	July 19, 2018
10.5.3		Extension Agreement, dated as of July 7, 2019, by and among Molson Coors Brewing Company, the Lenders party thereto, and Citibank, N.A., as Administrative Agent.	8-K	10.1	July 8, 2019
10.5.4		Amendment No. 2, dated as of June 19, 2020, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	June 22, 2020
10.5.5		Amendment No. 3 to the Credit Agreement, dated as of October 5, 2021, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada, Inc., Molson Coors International LP and Citibank, N.A., as administrative agent.	8-K	10.1	October 7, 2021
10.5.6		Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	July 13, 2017
10.5.7		Supplement No. 1, dated as of January 11, 2018, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.8.3	February 14, 2018
10.5 .8		Supplement No. 2, dated as of January 14, 2019, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.7.5	February 12, 2019
10.5.9		Supplement No. 3, dated as of August 31, 2020, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Beverage Company, the subsidiaries named on Schedule I thereto, and Citibank N.A., as administrative agent.	10-Q	10.1	October 29, 2020
10.6		Form of Commercial Paper Dealer Agreement.	8-K	10.3	July 13, 2017
10.7.1		Dealer Agreement dated May 21, 2020 by and between Molson Coors Brewing Company (UK) Limited, Molson Coors Beverage Company, Lloyds Bank Corporate Markets PLC, as arranger, and Lloyds Bank Corporate Markets PLC, as dealer.	8-K	10.1	May 26, 2020
10.7.2		Deed of Guarantee dated May 21, 2020 by Molson Coors Beverage Company in favor of the holders thereunder.	8-K	10.2	May 26, 2020
10.8	*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.9	*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
10.10	*	Directors Service Agreement, dated as of April 20, 2020, by and between Molson Coors Brewing Company (UK) Limited and Simon Cox.	10-Q	10.2	July 29, 2021
10.11	*	Secondment Letter, dated as of December 5, 2014, by and between Molson Coors Brewing Company (UK) Limited and Simon Cox.	10-Q	10.2	May 1, 2019

			Incorporated by Reference			Filed Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.12	*	Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin D.K. Hattersley.	8-K	10.1	July 31, 2019
10.13	*	Executive Employment Offer Letter, dated November 17, 2019, by and between Molson Coors Brewing Company and E. Lee Reichert.	10-Q	10.2	April 30, 2020
10.14	*	Executive Employment Offer Letters, dated November 17, 2019 and January 12, 2019, by and between Molson Coors Brewing Company and Michelle St. Jacques.	10-Q	10.3	April 30, 2020
10.15		Option Agreement, dated as of January 6, 2020, by and among MillerCoors LLC, MillerCoors USA LLC and Pabst Brewing Company, LLC.	10-Q	10.1	April 30, 2020
21		Subsidiaries of the Registrant.				X
22		Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				X
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
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
(c)Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange impact	Balance at end of year
Allowance for doubtful accounts—trade accounts receivable
Year ended:
December 31, 2021	$18.1	$6.2	$(4.7)	$(0.6)	$19.0
December 31, 2020	$12.1	$12.8	$(7.4)	$0.6	$18.1
December 31, 2019	$14.5	$7.0	$(9.3)	$(0.1)	$12.1
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2021	$38.4	$109.9	$(103.8)	$(0.4)	$44.1
December 31, 2020	$22.2	$70.6	$(54.3)	$(0.1)	$38.4
December 31, 2019	$25.4	$34.8	$(38.2)	$0.2	$22.2
Deferred tax valuation account
Year ended:
December 31, 2021	$62.2	$14.8	$(16.2)	$(0.1)	$60.7
December 31, 2020	$73.8	$31.8	$(43.4)	$—	$62.2
December 31, 2019	$1,040.0	$46.4	$(990.4)	$(22.2)	$73.8
Deductions relate to write-offs of uncollectible accounts, claims or obsolete inventories and supplies. Deduction amounts related to the deferred tax valuation allowance are primarily due to the utilization of capital loss and operating loss carryforwards and re-evaluations of deferred tax assets.
The impacts of changes in income tax rates on deferred tax valuation allowances are reported in the additions or deductions column accordingly. The significant decrease in our deferred tax valuation account during the year ended December 31, 2019 is attributable to the liquidation of certain European entities, resulting in the write-off of their associated full valuation allowances.

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
February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GAVIN D.K. HATTERSLEY	President, Chief Executive Officer and Director (Principal Executive Officer)
Gavin D.K. Hattersley
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ ROXANNE M. STELTER	Vice President and Controller (Principal Accounting Officer)
Roxanne M. Stelter
By	/s/ PETER H. COORS	Chairman
Peter H. Coors
By	/s/ ANDREW T. MOLSON	Vice Chairman
Andrew T. Molson
By	/s/ JULIA M. BROWN	Director
Julia M. Brown
By	/s/ DAVID S. COORS	Director
David S. Coors
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ GEOFFREY E. MOLSON	Director
Geoffrey E. Molson
By	/s/ NESSA O'SULLIVAN	Director
Nessa O'Sullivan
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ DOUGLAS D. TOUGH	Director
Douglas D. Tough
By	/s/ LOUIS VACHON	Director
Louis Vachon
By	/s/ JAMES A. WINNEFELD, JR.	Director
James A. Winnefeld, Jr.
February 23, 2022