Form 10-Q
period 2022-03-31
MOLSON COORS BEVERAGE CO
filed 2022-05-03
CIK 24545

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 26, 2022:
Class A Common Stock — 2,562,506 shares
Class B Common Stock — 200,526,564 shares
Exchangeable shares:
As of April 26, 2022, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,717,367 shares
Class B Exchangeable shares — 11,089,565 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q ("this report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading "Items Affecting Reported Results", with respect to expectations regarding the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results, expectations regarding future dividends, overall volume trends, consumer preferences, pricing trends, industry forces, cost reduction strategies, including our revitalization plan, expectations of cost inflation, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part II.— Item IA. "Risk Factors" in this report and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Sales	$2,643.3	$2,256.1
Excise taxes	(428.7)	(357.7)
Net sales	2,214.6	1,898.4
Cost of goods sold	(1,286.8)	(1,167.4)
Gross profit	927.8	731.0
Marketing, general and administrative expenses	(675.7)	(542.9)
Special items, net	(27.6)	(10.9)
Equity income (loss)	(0.1)	—
Operating income (loss)	224.4	177.2
Interest income (expense), net	(63.3)	(65.3)
Other pension and postretirement benefits (costs), net	10.6	13.0
Other income (expense), net	2.0	1.4
Income (loss) before income taxes	173.7	126.3
Income tax benefit (expense)	(36.4)	(44.3)
Net income (loss)	137.3	82.0
Net (income) loss attributable to noncontrolling interests	14.2	2.1
Net income (loss) attributable to Molson Coors Beverage Company	$151.5	$84.1

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$0.70	$0.39
Diluted	$0.70	$0.39

Weighted-average shares outstanding
Basic	217.2	217.0
Dilutive effect of share-based awards	0.6	0.4
Diluted	217.8	217.4

Anti-dilutive securities excluded from the computation of diluted EPS	2.2	1.8

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss) including noncontrolling interests	$137.3	$82.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(10.2)	10.3
Reclassification of cumulative translation adjustment to income (loss)	12.1	7.5
Unrealized gain (loss) on derivative instruments	54.1	102.7
Reclassification of derivative (gain) loss to income (loss)	0.7	1.2
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	(0.9)	0.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.2	0.4
Total other comprehensive income (loss), net of tax	56.0	122.5
Comprehensive income (loss)	193.3	204.5
Comprehensive (income) loss attributable to noncontrolling interests	14.6	2.0
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$207.9	$206.5

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$358.7	$637.4
Accounts receivable, net	761.2	678.9
Other receivables, net	207.3	200.5
Inventories, net	935.8	804.7
Other current assets, net	607.6	457.2
Total current assets	2,870.6	2,778.7
Properties, net	4,210.5	4,192.4
Goodwill	6,155.0	6,152.6
Other intangibles, net	13,221.8	13,286.8
Other assets	1,263.6	1,208.5
Total assets	$27,721.5	$27,619.0
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,873.4	$3,107.3
Current portion of long-term debt and short-term borrowings	681.9	514.9
Total current liabilities	3,555.3	3,622.2
Long-term debt	6,631.5	6,647.2
Pension and postretirement benefits	649.9	654.4
Deferred tax liabilities	2,776.6	2,704.6
Other liabilities	337.7	326.5
Total liabilities	13,951.0	13,954.9
Commitments and contingencies (Note 12)
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 210.3 shares and 210.1 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.2	102.2
Class B exchangeable shares, no par value (issued and outstanding: 11.1 shares and 11.1 shares, respectively)	417.2	417.8
Paid-in capital	6,975.6	6,970.9
Retained earnings	7,469.8	7,401.5
Accumulated other comprehensive income (loss)	(949.6)	(1,006.0)
Class B common stock held in treasury at cost (9.7 shares and 9.5 shares, respectively)	(485.5)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	13,531.8	13,417.1
Noncontrolling interests	238.7	247.0
Total equity	13,770.5	13,664.1
Total liabilities and equity	$27,721.5	$27,619.0

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$137.3	$82.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	173.7	202.3
Amortization of debt issuance costs and discounts	1.6	1.8
Share-based compensation	8.5	8.3
(Gain) loss on sale or impairment of properties and other assets, net	22.4	2.8
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(169.6)	(122.6)
Equity (income) loss	0.1	—
Income tax (benefit) expense	36.4	44.3
Income tax (paid) received	(3.1)	(9.1)
Interest expense, excluding amortization of debt issuance costs and discounts	62.2	64.1
Interest paid	(81.2)	(86.6)
Change in current assets and liabilities and other	(307.6)	(378.2)
Net cash provided by (used in) operating activities	(119.3)	(190.9)
Cash flows from investing activities:
Additions to properties	(243.8)	(102.5)
Proceeds from sales of properties and other assets	13.2	1.1
Other	4.4	16.8
Net cash provided by (used in) investing activities	(226.2)	(84.6)
Cash flows from financing activities:
Exercise of stock options under equity compensation plans	0.9	4.5
Dividends paid	(82.4)	—
Payments on debt and borrowings	(1.1)	(0.9)
Proceeds on debt and borrowings	5.0	—
Purchases of treasury stock	(14.1)	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	156.3	0.5
Change in overdraft balances and other	7.9	40.9
Net cash provided by (used in) financing activities	72.5	45.0
Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	(273.0)	(230.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.7)	(6.9)
Balance at beginning of year	637.4	770.1
Balance at end of period	$358.7	$532.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
Shares issued under equity compensation plan	1.0	—	—	—	—	1.0	—	—	—	—
Amortization of share-based compensation	8.3	—	—	—	—	8.3	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	—	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	82.0	—	—	—	—	—	84.1	—	—	(2.1)
Other comprehensive income (loss), net of tax	122.5	—	—	—	—	—	—	122.4	—	0.1
Distributions and dividends to noncontrolling interests	(0.9)	—	—	—	—	—	—	—	—	(0.9)
As of March 31, 2021	$12,834.0	$—	$2.1	$102.3	$417.8	$6,947.1	$6,628.3	$(1,045.4)	$(471.4)	$253.2

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2021	$13,664.1	$—	$2.1	$102.2	$417.8	$6,970.9	$7,401.5	$(1,006.0)	$(471.4)	$247.0
Exchange of shares	—	—	—	—	(0.6)	0.6	—	—	—	—
Shares issued under equity compensation plan	(4.4)	—	—	—	—	(4.4)	—	—	—	—
Amortization of share-based compensation	8.5	—	—	—	—	8.5	—	—	—	—
Net income (loss) including noncontrolling interests	137.3	—	—	—	—	—	151.5	—	—	(14.2)
Other comprehensive income (loss), net of tax	56.0	—	—	—	—	—	—	56.4	—	(0.4)
Share repurchase program	(14.1)	—	—	—	—	—	—	—	(14.1)	—
Contributions from noncontrolling interests	7.3	—	—	—	—	—	—	—	—	7.3
Distributions and dividends to noncontrolling interests	(1.0)	—	—	—	—	—	—	—	—	(1.0)
Dividends declared	(83.2)	—	—	—	—	—	(83.2)	—	—	—
As of March 31, 2022	$13,770.5	$—	$2.1	$102.2	$417.2	$6,975.6	$7,469.8	$(949.6)	$(485.5)	$238.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. Our reporting segments include Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in the Caribbean, Latin and South America, and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP. Such unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.
These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report, except as noted in Note 2, "New Accounting Pronouncements".
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Coronavirus Global Pandemic
We have been actively monitoring the impact of the coronavirus pandemic since it started at the end of the first quarter of 2020. The extent to which our operations will continue to be impacted by the coronavirus pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including, but not limited to, the level of governmental or societal orders or restrictions on public gatherings and on-premise venues including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market including outbreaks of variants, changes in consumer behavior, the rate of vaccination and the efficacy of vaccines against the coronavirus and related variants. We continue to actively monitor the ongoing evolution of the coronavirus pandemic and resulting impacts to our business. See Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, under the heading "Items Affecting Reported Results" for further discussion.
Dividends
On February 22, 2022, our Company's Board of Directors declared a cash dividend of $0.38 per share, paid on March 18, 2022, to shareholders of Class A and Class B common stock. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.48 per share.
Share Repurchase Program
On February 17, 2022, our Company's Board of Directors approved a share repurchase program up to an aggregate of $200 million of our Company's Class B common stock through March 31, 2026, with repurchases primarily intended to offset annual employee equity award grants. For the three months ended March 31, 2022, we repurchased 280,000 shares under the share repurchase program at a weighted average price of $50.40 per share for an aggregate value of $14.1 million.
Non-Cash Activity
Non-cash activity includes non-cash issuances of share-based awards, as well as non-cash investing activities related to movements in our guarantee of indebtedness of certain equity method investments. See Note 4, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $139.9 million and $116.2 million during the three months ended March 31, 2022 and March 31, 2021, respectively.
In June 2021, we rolled forward our July 2021 $250.0 million forward starting interest rate swap to May 2022 through a cashless settlement. The unrealized loss on the 2021 forward starting interest rate swap at the time of the transaction was factored into the effective interest rate assigned to the new May 2022 forward starting interest rate swap that was settled in late April 2022. See Note 11, "Derivative Instruments and Hedging Activities" for further details.
As of March 31, 2022, we recorded a non-cash transaction related to the establishment of an accrued liability of $56.0 million as the best estimate of probable loss in the Keystone litigation case based on the jury verdict.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 13, "Leases," there was no other significant non-cash activity during the three months ended March 31, 2022 and March 31, 2021, respectively.
Share-Based Compensation
During the first quarter of 2022 and 2021, we granted stock options, RSUs and PSUs to certain officers and other eligible employees, and recognized share-based compensation expense of $8.5 million and $8.3 million during the three months ended March 31, 2022 and March 31, 2021, respectively.
2. New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures around government assistance by requiring disclosures of the type of government assistance, our accounting for the government assistance and the effect on our financial statements. This guidance is effective for us in our annual report for the year ended December 31, 2022. We can either adopt the amendments in this guidance prospectively or retrospectively. We are currently evaluating the impact of this guidance and do not expect it will have a material impact on our consolidated financial statements as the guidance impacts disclosures only.
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform and are effective for all entities upon issuance, March 12, 2020 through December 31, 2022. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. We have elected to adopt optional expedients impacting our derivative instruments with maturity dates extending beyond the expected discontinuance date of LIBOR. In addition, in October 2021, we amended our revolving credit facility to replace LIBOR with designated replacement rates for any future borrowings denominated in EUR or GBP. The partial adoption of, and future elections under Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, did not and are not expected to have a material impact on our accounting policies or unaudited condensed consolidated financial statements. We will continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting incremental portions of this guidance on our financial statements.
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

Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the three months ended March 31, 2022 or March 31, 2021.
Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment sales to, and royalties received from, the EMEA&APAC segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In millions)
Americas	$1,836.2	$1,692.0
EMEA&APAC	381.2	206.9
Inter-segment net sales eliminations	(2.8)	(0.5)
Consolidated net sales	$2,214.6	$1,898.4

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In millions)
Americas	$87.1	$144.2
EMEA&APAC	(32.2)	(89.4)
Unallocated	118.8	71.5
Consolidated income (loss) before income taxes	$173.7	$126.3
Income (loss) before income taxes includes the impact of special items, net. Refer to Note 5, "Special Items" for further discussion.
The following table presents total assets by segment:

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Americas	$23,880.5	$23,653.5
EMEA&APAC	3,841.0	3,965.5
Consolidated total assets	$27,721.5	$27,619.0
4. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. Our consolidated VIEs held $5.0 million of debt as of March 31, 2022 and none as of December 31, 2021. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container ("RMMC"), Rocky Mountain Bottle Company ("RMBC") and Truss LP ("Truss"), as well as other immaterial entities. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI"), Brewers Distributor Ltd. ("BDL"), The Yuengling Company LLC ("TYC"), as well as other immaterial investments.

Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we had a guarantee liability of $38.7 million and $38.1 million recorded as of March 31, 2022 and December 31, 2021, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2022		December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$237.0	$23.0	$204.9	$19.1
Other	$55.8	$15.7	$70.8	$14.8
5. Special Items
We incurred charges or realized benefits that either we do not believe to be indicative of our core operations, or we believe are significant to our current operating results warranting separate classification. As such, we separately classified these charges (benefits) as special items.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In millions)
Employee-related charges
Restructuring	$0.3	$3.6
Impairments or asset abandonment charges
Americas - Asset abandonment	0.9	2.9
Americas - Impairment losses(1)	28.6	—
EMEA&APAC - Asset abandonment	0.1	2.1
Termination fees and other (gains) losses
Americas	(3.2)	0.4
EMEA&APAC	0.9	1.9
Total Special items, net	$27.6	$10.9
(1)During the three months ended March 31, 2022, we identified a triggering event related to the Truss joint venture asset group within our Americas segment and recognized an impairment loss of $28.6 million, of which $12.1 million was attributable to the noncontrolling interest. The asset group was measured at fair value primarily using a market approach with Level 3 inputs.
Restructuring Activities
As part of our revitalization plan, announced in the fourth quarter of 2019, we established Chicago, Illinois as our Americas segment operational headquarters, closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. As of December 31, 2021, restructuring charges associated with this plan were substantially complete. Refer to Part II - Item 8. Financial Statements and Supplementary Data, Note 7. "Special Items" in our Annual Report for further details of our revitalization plan. In addition, our restructuring activities include other strategic exit activities such as the disposal or wind down of certain brewery locations.
There were no material changes to our restructuring activities since December 31, 2021, as reported in Part II - Item 8. Financial Statements and Supplementary Data, Note 7, "Special Items" in our Annual Report. We continually evaluate our cost structure and seek opportunities for further efficiencies and cost savings as part of ongoing and new initiatives. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.

The accrued restructuring balances as of March 31, 2022 represent expected future cash payments required to satisfy our remaining obligations, the majority of which we expect to be paid in the next 12 months.

	Americas	EMEA&APAC	Total
	(In millions)
As of December 31, 2021	$10.9	$1.5	$12.4
Charges incurred and changes in estimates	0.3	—	0.3
Payments made	(3.1)	(0.3)	(3.4)
Foreign currency and other adjustments	0.1	(0.1)	—
As of March 31, 2022	$8.2	$1.1	$9.3

	Americas	EMEA&APAC	Total
	(In millions)
As of December 31, 2020	$24.5	$2.0	$26.5
Charges incurred and changes in estimates	3.2	0.4	3.6
Payments made	(10.9)	(0.4)	(11.3)
Foreign currency and other adjustments	0.1	—	0.1
As of March 31, 2021	$16.9	$2.0	$18.9
6. Income Tax

	Three Months Ended
	March 31, 2022	March 31, 2021
Effective tax rate	21%	35%
The decrease to the effective tax rate for the three months ended March 31, 2022 is primarily due to a decrease in net discrete tax expense. We recognized $0.9 million discrete tax benefit in the three months ended March 31, 2022 and $18.1 million net discrete tax expense in the prior year.

Our tax rate can be more or less volatile and may change with, among other things, the amount and source of pre-tax income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws, and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, could have an impact on our effective tax rate.
7. Goodwill and Intangible Assets
Goodwill
The change in the carrying amount of goodwill for the Americas segment is presented in the table below.

Americas
(In millions)
Balance as of December 31, 2021	$6,152.6
Foreign currency translation	2.4
Balance as of March 31, 2022	$6,155.0
The gross amount of goodwill totaled approximately $8.3 billion as of March 31, 2022 and $8.4 billion as of December 31, 2021. Accumulated impairment losses totaled approximately $2.2 billion as of both March 31, 2022 and December 31, 2021. Accumulated impairment losses are comprised of impairments taken on both the EMEA&APAC and the Americas reporting units.
As of the date of our annual impairment test, performed as of October 1, 2021, the Americas reporting unit goodwill balance was considered at risk of future impairment in the event of significant unfavorable changes in assumptions including the forecasted cash flows (including company-specific risks like the performance of our above premium transformation efforts and overall market performance of new innovations, along with macro-economic risks such as the continued prolonged weakening of economic conditions and cost inflation, or significant unfavorable changes in tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flows analyses. For testing purposes of our reporting unit, management's best estimates of the expected future results are the primary driver in determining the fair value. The fair value is largely impacted by the continued perceived risk of realizing management's revitalization efforts and the ongoing impacts from the coronavirus pandemic. We continue to build on the strength of our iconic core brands, grow our above premium portfolio and expand beyond the beer aisle in the Americas segment. While the preliminary results of executing on these strategies are promising, including the increasing proportion of our above premium portfolio, the growth targets included in the forecasted future cash flows are inherently at risk given that the strategies are still in progress. The uncertainty around the ongoing impacts of the coronavirus pandemic including governmental or societal impositions on bars and restaurants and restrictions on public gatherings that limit many on-premise locations to operate at full capacity if at all have negatively impacted the forecasted future cash flows of the reporting unit. Lastly, cost inflation for certain inputs could put pressure on achieving key margin and cash flow projections into the future.
We determined that there was no triggering event that occurred during the first quarter of 2022 that would indicate the carrying value of our goodwill was greater than its fair value.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2022:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,074.7	$(1,315.3)	$3,759.4
License agreements and distribution rights	15 - 20	205.9	(108.9)	97.0
Other	3 - 40	98.3	(33.3)	65.0
Intangible assets not subject to amortization
Brands	Indefinite	8,183.8	—	8,183.8
Distribution networks	Indefinite	809.0	—	809.0
Other	Indefinite	307.6	—	307.6
Total		$14,679.3	$(1,457.5)	$13,221.8
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2021:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization:
Brands	10 - 50	$5,081.8	$(1,267.1)	$3,814.7
License agreements and distribution rights	15 - 20	206.8	(107.2)	99.6
Other	3 - 40	98.5	(32.0)	66.5
Intangible assets not subject to amortization:
Brands	Indefinite	8,197.9	—	8,197.9
Distribution networks	Indefinite	800.5	—	800.5
Other	Indefinite	307.6	—	307.6
Total		$14,693.1	$(1,406.3)	$13,286.8
The changes in the gross carrying amounts of intangible assets from December 31, 2021 to March 31, 2022 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.

Based on foreign exchange rates as of March 31, 2022, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2022 - remaining	$157.9
2023	$209.8
2024	$208.5
2025	$208.4
2026	$189.9
Amortization expense of intangible assets was $53.3 million and $54.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. This expense is primarily presented within marketing, general and administrative expenses in our unaudited condensed consolidated statements of operations.
As of the date of our annual impairment test of indefinite-lived intangible assets, performed as of October 1, 2021, the fair value of all indefinite-lived brands were all sufficiently in excess of their respective carrying values.
No triggering events occurred during the first quarter of 2022 that would indicate the carrying value of these indefinite-lived assets was greater than their fair value.
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

8. Debt
Debt Obligations

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Long-term debt
CAD 500 million 2.84% notes due July 2023	$399.8	$395.7
CAD 500 million 3.44% notes due July 2026	399.8	395.7
$500 million 3.5% notes due May 2022(1)	500.2	500.9
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
EUR 800 million 1.25% notes due July 2024	885.4	909.6
Finance leases	67.2	67.2
Other	29.5	30.7
Less: unamortized debt discounts and debt issuance costs	(43.1)	(44.6)
Total long-term debt (including current portion)	7,138.8	7,155.2
Less: current portion of long-term debt	(507.3)	(508.0)
Total long-term debt	$6,631.5	$6,647.2

Short-term borrowings
Commercial paper programs(2)	$160.0	$—
Short-term borrowings(3)	14.6	6.9
Current portion of long-term debt	507.3	508.0
Current portion of long-term debt and short-term borrowings	$681.9	$514.9
(1)The fair value hedges related to these notes have been settled and are being amortized over the life of the respective note. The balance of the fair value hedges being amortized over the life of the notes were $0.2 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively. The balance as of March 31, 2022 and December 31, 2021 was included within the current portion of long-term debt and short-term borrowings of the unaudited condensed consolidated balance sheet. We repaid our $500 million 3.5% USD notes upon maturity on May 1, 2022 using a combination of commercial paper borrowings and cash on hand.
(2)We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024 that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or other borrowings at any time at variable interest rates. We use this facility from time to time to leverage cash needs including debt repayments. The current balance outstanding was used to partially fund our working capital and general purpose needs. As of March 31, 2022, the outstanding borrowings under the commercial paper program had a weighted-average effective interest rate and tenor of 0.98% and 10 days, respectively. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2021.
Subsequent to March 31, 2022, we had additional commercial paper borrowings that resulted in commercial paper outstanding of approximately $500 million as of May 3, 2022. As such, we have approximately $1.0 billion available to draw on our total $1.5 billion revolving credit facility.
(3)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of March 31, 2022, we had $9.6 million in bank overdrafts and $66.9 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $57.3 million. As of December 31, 2021, we had $3.0 million in bank overdrafts and $123.1 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $120.1 million.
The JPY facilities were early terminated as of March 31, 2022 and we had no outstanding borrowings as of March 31, 2022. As of December 31, 2021 we had $3.9 million of outstanding borrowings under our JPY facilities. In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of March 31, 2022 or December 31, 2021. A summary of our short-term facility availability is presented below. See further detail within Part II

—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for further discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2022 and December 31, 2021, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $7.1 billion and $7.7 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Debt Covenants
Under the terms of each of our debt facilities, we must comply with certain restrictions. These include customary events of default and specified representations, warranties and covenants, as well as covenants that restrict our ability to incur certain additional priority indebtedness (certain thresholds of secured consolidated net tangible assets), certain leverage threshold percentages, create or permit liens on assets, and restrictions on mergers, acquisitions, and certain types of sale lease-back transactions. Additionally, the maximum leverage ratio as of March 31, 2022 is 4.00x net debt to EBITDA (as defined in the revolving credit facility agreement), through maturity of the credit facility. As of March 31, 2022, we were in compliance with all of these restrictions and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2022 rank pari-passu.
9. Inventories

	As of
	March 31, 2022	December 31, 2021
	(In millions)
Finished goods	$423.3	$351.5
Work in process	72.9	71.8
Raw materials	259.4	271.2
Packaging materials	180.2	110.2
Inventories, net	$935.8	$804.7
10. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2021	$(558.7)	$(131.0)	$(275.1)	$(41.2)	$(1,006.0)
Foreign currency translation adjustments	(30.3)	—	—	—	(30.3)
Reclassification of cumulative translation adjustment to income (loss)(1)	12.1	—	—	—	12.1
Gain (loss) on net investment hedges	24.2	—	—	—	24.2
Unrealized gain (loss) on derivative instruments	—	78.8	—	—	78.8
Reclassification of derivative (gain) loss to income (loss)	—	1.0	—	—	1.0
Amortization of net prior service (benefit) cost and net actuarial (gain) loss to income (loss)	—	—	(1.2)	—	(1.2)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	0.3	0.3
Tax benefit (expense)	(3.7)	(25.0)	0.3	(0.1)	(28.5)
As of March 31, 2022	$(556.4)	$(76.2)	$(276.0)	$(41.0)	$(949.6)

(1)As a result of the sale of our non-operating India entity, the associated cumulative foreign currency translation adjustment was reclassified from AOCI. The impact of the cumulative foreign currency translation adjustment was recorded in special items, net, as a component of the loss on sale when the entity was classified as held for sale during the fourth quarter of 2021.
11. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 16, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the first quarter of 2022. As noted in Note 16 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since December 31, 2021.
Forward Starting Interest Rate Swaps
In late April 2022, the forward starting interest rate swaps associated with the $500 million 3.5% notes that we repaid upon maturity on May 1, 2022 were terminated and settled. The immaterial loss on settlement of the swaps will be recorded through interest expense during the second quarter of 2022.
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2022 and December 31, 2021.

		Fair value measurements as of March 31, 2022
	As of March 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	(90.5)	—	(90.5)	—
Foreign currency forwards	(2.9)	—	(2.9)	—
Commodity swaps and options	470.7	—	470.7	—
Total	$377.3	$—	$377.3	$—

		Fair value measurements as of December 31, 2021
	As of December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Interest rate swaps	(170.8)	—	(170.8)	—
Foreign currency forwards	(1.5)	—	(1.5)	—
Commodity swaps and options	300.9	—	300.9	—
Total	$128.6	$—	$128.6	$—
As of March 31, 2022 and December 31, 2021, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2022 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, and our unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021.

Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of March 31, 2022
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,500.0	Other current assets	$—	Accounts payable and other current liabilities	$(29.6)
		Other non-current assets	—	Other liabilities	(60.9)
Foreign currency forwards	$201.7	Other current assets	0.3	Accounts payable and other current liabilities	(2.8)
		Other non-current assets	0.1	Other liabilities	(0.5)
Total derivatives designated as hedging instruments			$0.4		$(93.8)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$736.3	Other current assets	$370.7	Accounts payable and other current liabilities	$(12.7)
		Other non-current assets	112.8	Other liabilities	(0.2)
Commodity options(1)	$68.2	Other current assets	0.5	Accounts payable and other current liabilities	(0.4)
Total derivatives not designated as hedging instruments			$484.0		$(13.3)

	As of December 31, 2021
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,500.0	Other current assets	$—	Accounts payable and other current liabilities	$(67.7)
		Other non-current assets	—	Other liabilities	(103.1)
Foreign currency forwards	$170.8	Other current assets	0.5	Accounts payable and other current liabilities	(2.4)
		Other non-current assets	0.6	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$1.1		$(173.4)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$722.1	Other current assets	$225.1	Accounts payable and other current liabilities	$(1.1)
		Other non-current assets	77.1	Other liabilities	(0.3)
Commodity options(1)	$68.2	Other current assets	1.0	Accounts payable and other current liabilities	(0.9)
Total derivatives not designated as hedging instruments			$303.2		$(2.3)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income, Accumulated Other Comprehensive Income (Loss) and Income (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Three Months Ended March 31, 2022
Forward starting interest rate swaps	$80.3	Interest income (expense), net	$(0.8)
Foreign currency forwards	(1.5)	Cost of goods sold	(0.3)
		Other income (expense), net	0.1
Total	$78.8		$(1.0)
Three Months Ended March 31, 2021
Forward starting interest rate swaps	$139.1	Interest income (expense), net	$(0.8)
Foreign currency forwards	(1.9)	Cost of goods sold	(0.9)
		Other income (expense), net	0.1
Total	$137.2		$(1.6)

The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income, Accumulated Other Comprehensive Income (Loss) and Income (in millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing) (1)
Three Months Ended March 31, 2022
EUR 800 million notes due 2024	24.2	Other income (expense), net	—
Total	$24.2		$—
Three Months Ended March 31, 2021
Cross currency swaps	15.2	Interest income (expense), net	2.9
EUR 800 million notes due 2024	38.9	Other income (expense), net	—
Total	$54.1		$2.9

(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.

The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three months ended March 31, 2022 and March 31, 2021, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.
As of March 31, 2022, we expect our reclassification of AOCI into earnings related to cash flow hedges to be approximately $6 million over the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of March 31, 2022 is approximately 4 years, as well as those related to our remaining forecasted debt issuances in 2026.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Three Months Ended March 31, 2022
Commodity swaps	Cost of goods sold	238.6
Total		$238.6
Three Months Ended March 31, 2021
Commodity swaps	Cost of goods sold	127.9
Warrants	Other income (expense), net	0.3
Total		$128.2

The gains and losses recognized in income related to our commodity swaps are largely driven by changes in the respective commodity market prices.

12. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $65.8 million and $11.3 million as of March 31, 2022 and December 31, 2021, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters other than discussed individually below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2022, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company sought treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial began on March 7, 2022. The jury returned a verdict in which it concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. The jury also found that no "willful" trademark infringement had occurred. The parties are currently briefing a series of post-trial issues including certain unsubmitted MCBC USA defenses. Resolution of the remaining defenses and other post-trial issues could alter or nullify the jury verdict. Stone Brewing Company also filed a motion for a permanent injunction, which MCBC USA plans to oppose. At the conclusion of these issues, either or both parties could appeal the case to the applicable federal appellate court. As of March 31, 2022, the Company has accrued a liability of $56.0 million within other liabilities on our unaudited condensed consolidated balance sheet as the best estimate of probable loss in this case based on the jury verdict. However, it is reasonably possible that the estimate of the loss could change in the near term based on the progression of the case, including any potential impact of the resolution of remaining defenses and other post-trial issues on the jury verdict as well as any appeals process. We will continue to monitor the status of the case and will adjust the accrual in the period in which any significant change occurs which could impact the estimate of the loss for this matter.
Regulatory Contingencies
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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2022 and December 31, 2021, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $38.7 million and $38.1 million, respectively. See Note 4, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we accrued $12.0 million and $7.2 million, in aggregate, as of March 31, 2022 and December 31, 2021, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $73.8 million, based on foreign exchange rates as of March 31, 2022. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report and did not significantly change during the first quarter of 2022.

13. Leases
Supplemental balance sheet information related to leases as of March 31, 2022 and December 31, 2021 was as follows:

		As of
		March 31, 2022	December 31, 2021
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$116.0	$119.1
Current operating lease liabilities	Accounts payable and other current liabilities	$44.6	$45.4
Non-current operating lease liabilities	Other liabilities	84.7	87.8
Total operating lease liabilities		$129.3	$133.2

Finance Leases
Finance lease right-of-use assets	Properties, net	$55.6	$61.5
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$4.9	$4.6
Non-current finance lease liabilities	Long-term debt	62.3	62.6
Total finance lease liabilities		$67.2	$67.2
Supplemental cash flow information related to leases for the three months ended March 31, 2022 and March 31, 2021 was as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$12.8	$13.4
Operating cash flows from finance leases	$0.9	$1.4
Financing cash flows from finance leases	$0.8	$0.5
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$8.8	$7.8
Finance leases	$1.9	$1.5
Executed leases that have not yet commenced as of March 31, 2022 are immaterial except for railcar leases with total undiscounted payments of $47.1 million expected to commence in 2022.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have been brewing beverages that unite people for all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling and Staropramen to Coors Banquet, Blue Moon Belgian White, Blue Moon LightSky, Vizzy, Coors Seltzer, Leinenkugel’s Summer Shandy, Creemore Springs, Hop Valley and more, we produce many beloved and iconic beer brands. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report. Due to the seasonality of our operating results, quarterly financial results are not an appropriate basis from which to project annual results.
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within our reporting segments. Our reporting segments include Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in the Caribbean, Latin and South America and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries, and certain countries within the Middle East, Africa and Asia Pacific.
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
Items Affecting Reported Results
Items Affecting Consolidated Results of Operations
Coronavirus Global Pandemic
We have been actively monitoring the impact of the coronavirus pandemic since it started at the end of the first quarter of 2020. Throughout the first quarter of 2021, certain governmental entities across Europe, particularly throughout the U.K. required that bars and restaurants close which negatively impacted the on-premise sales of our beverages. In addition, certain provinces of Canada, including the most populous provinces, endured lockdowns pursuant to which bars and restaurants were required to close. Moreover, in the United States, while re-openings started to occur, certain bars and restaurants continued to remain closed and others modified their hours or restricted capacity. Certain sporting events, festivals and other large public gatherings where our products are served were canceled throughout the Americas and EMEA&APAC or were heavily restricted, significantly decreasing attendance.
We observed improvements in the marketplace related to the coronavirus global pandemic as on-premise locations began to re-open, with varying degrees of restrictions, across the world beginning in the second quarter of 2021. A new variant of coronavirus, Omicron, created additional uncertainty and negatively impacted our on-premise business at the end of 2021. This uncertainty partially subsided in the first quarter of 2022 as we saw progressive improvements in the on-premise; however, our on-premise volumes in both the Americas and EMEA&APAC segments have not returned to pre-pandemic levels. During the first two months of 2022, certain provinces of Canada endured heavy restrictions which eased significantly towards the end of February 2022.

The extent to which our operations will continue to be impacted by the coronavirus pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including, but not limited to, the level of governmental or societal orders or restrictions on public gatherings and on-premise venues including any vaccine mandates or testing requirements, the severity and duration of the coronavirus pandemic by market including continued or prolonged outbreaks of variants, changes in consumer behavior, the rate of vaccination and the efficacy of vaccines against coronavirus and related variants. We continue to actively monitor the ongoing evolution of the coronavirus pandemic and resulting impacts to our business.
Cost Inflation
We continued to experience significant cost inflation, including higher transportation and input costs, which negatively impacted our results of operations during the three months ended March 31, 2022. We expect significant cost inflation to continue to have a negative impact on our results of operations for the remainder of 2022 and potentially beyond. In addition to the cost increases that commenced in the second half of 2021, the Russian invasion of Ukraine on February 24, 2022 has caused a negative impact on the global economy, driving further increases to, among other things, the cost of transportation, energy and supplies. Higher transportation costs are a result of increased fuel prices, a short supply of truck drivers worldwide and increased freight costs. In the Americas, we are taking steps to reduce the impact of driver shortages by shipping more beverages via rail. Besides impacting our outbound shipments, our suppliers are facing difficulty in timely delivering the materials we need, and we are also experiencing increased supply costs due to overall cost inflation. The volatility of aluminum prices, inclusive of Midwest Premium and tariffs, will continue to impact our results during 2022 as it significantly impacted our results during the three months ended March 31, 2021. To the extent these prices continue to fluctuate, our business and financial results could be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program, pricing, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressures.
Cybersecurity Incident
During March 2021, we experienced a systems outage, that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems after working to get the systems back up as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused us to not produce or ship as much as we otherwise would have in the first quarter of 2021.
Items Affecting Americas Segment Results of Operations
Keystone Litigation
During March 2022, we accrued a liability of $56 million within marketing, general, and administrative ("MG&A") expenses on the unaudited condensed consolidated statement of operations related to potential losses as a result of the ongoing Keystone litigation case. See Part I. - Item 1. Financial Statements, Note 12, "Commitments and Contingencies" for further information.
Impairment of an Asset Group
During the first quarter of 2022, we recognized an impairment loss of $28.6 million within special items, net in the unaudited condensed consolidated statements of operations, of which $12.1 million was attributable to the noncontrolling interest. See Part I.—Item 1. Financial Statements, Note 5, "Special Items" for further information.
Texas Storm
In February 2021, a winter ice storm severely impacted the southern U.S. In particular, local government authorities in Texas were forced to impose energy restrictions, causing the Fort Worth brewery to be offline which resulted in our inability to produce or ship product during the downtime.
Items Affecting EMEA&APAC Segment Results of Operations
India Sale
During the first quarter of 2022, we completed the sale of our non-operating India entity in our EMEA&APAC segment resulting in an insignificant loss on disposal recorded in special items, net in the unaudited condensed consolidated statements of operations. The disposal group had previously been classified as held for sale during the fourth quarter of 2021.

Russia-Ukraine Conflict
On February 24, 2022, Russia invaded Ukraine and the conflict remains ongoing. We had less than 0.2% of our 2021 annual net sales and no physical assets in Russia and Ukraine. While not material to our Company, the Russia-Ukraine conflict negatively impacted our results of operations for the three months ended March 31, 2022. We suspended all exports of any MCBC brands to Russia and also suspended the license to produce any of our brands in Russia. Production and sales of our brands in Ukraine under license arrangements are currently halted as a result of the dangerous environment in the country due to the conflict. In addition, the Russia-Ukraine conflict has caused a negative impact to the global economy which has impacted our Company, driving further increases to the cost of transportation, energy and supplies. See the enhanced risk factor related to this conflict at Part II.—Item 1A. "Risk Factors".
Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2022	March 31, 2021	% change
	(In millions, except percentages and per share data)
Net sales	$2,214.6	$1,898.4	16.7%
Cost of goods sold	(1,286.8)	(1,167.4)	10.2%
Gross profit	927.8	731.0	26.9%
Marketing, general and administrative expenses	(675.7)	(542.9)	24.5%
Special items, net	(27.6)	(10.9)	153.2%
Equity income (loss)	(0.1)	—	N/M
Operating income (loss)	224.4	177.2	26.6%
Total other income (expense), net	(50.7)	(50.9)	(0.4)%
Income (loss) before income taxes	173.7	126.3	37.5%
Income tax benefit (expense)	(36.4)	(44.3)	(17.8)%
Net income (loss)	137.3	82.0	67.4%
Net (income) loss attributable to noncontrolling interests	14.2	2.1	N/M
Net income (loss) attributable to MCBC	$151.5	$84.1	80.1%
Net income (loss) attributable to MCBC per diluted share	$0.70	$0.39	79.5%

Financial volume in hectoliters	17.037	16.217	5.1%
Brand volume in hectoliters	16.531	16.248	1.7%
N/M = Not meaningful
Foreign currency impacts on results
During the three months ended March 31, 2022, foreign currency movements unfavorably impacted our consolidated USD income before income taxes by $0.4 million (unfavorably impacting income before income taxes of unallocated by $2.4 million, partially offset by the favorable impact to our Americas segment by $1.0 million and our EMEA&APAC segment by $1.0 million). Included in this amount are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other income (expense) in our unaudited condensed consolidated statements of operations.
Volume
Worldwide brand volume (or "brand volume" when discussed by segment) reflects owned or actively managed brands sold to unrelated external customers within our geographic markets (net of returns and allowances), royalty volume and our proportionate share of equity investment worldwide brand volume calculated consistently with MCBC owned volume. Financial volume represents owned brands sold to unrelated external customers within our geographical markets, net of returns and allowances as well as contract brewing, wholesale non-owned brand volume and company-owned distribution volume. Contract brewing and wholesale/factored volume is included within financial volume, but is removed from worldwide brand volume, as this is non-owned volume for which we do not directly control performance. Factored volume in our EMEA&APAC segment is the distribution of beer, wine, spirits and other products owned and produced by other companies to the on-premise channel, which is a common arrangement in the U.K. Royalty volume consists of our brands produced and sold by third parties under various license and contract-brewing agreements and because this is owned volume, it is included in worldwide brand volume. Our worldwide brand volume definition also includes an adjustment from STW volume to STR volume. We believe the brand volume metric is useful to investors and management because, unlike financial volume and STWs, it provides the closest indication of the performance of our brands in relation to market and competitor sales trends.
As part of the revitalization plan strategy to grow our above premium portfolio and expand beyond the beer aisle, we have de-prioritized and rationalized certain non-core economy stock-keeping units ("SKU"). This strategy is intended to drive sustainable net sales growth and earnings growth, despite potential volume declines as the portfolio mix shifts towards a higher composition of above premium products.

	Three Months Ended
	March 31, 2022	March 31, 2021	% change
	(In millions, except percentages)
Volume in hectoliters
Financial volume	17.037	16.217	5.1%
Less: Contract brewing and wholesale/factored volume	(1.502)	(1.238)	21.3%
Add: Royalty volume	0.920	0.926	(0.6)%
Add: STW to STR adjustment	0.076	0.343	(77.8)%
Total worldwide brand volume	16.531	16.248	1.7%
Net Sales
The following table highlights the drivers of change in net sales for the three months ended March 31, 2022 versus March 31, 2021, by segment (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated	5.1%	12.5%	(0.9)%	16.7%
Americas	(0.8)%	9.4%	(0.1)%	8.5%
EMEA&APAC	29.4%	62.9%	(8.1)%	84.2%

Net sales per hectoliter on a brand volume basis in local currency increased 10.2% for the three months ended March 31, 2022, compared to prior year. The increase for the three months ended March 31, 2022, was primarily due to positive net pricing and favorable brand and channel mix resulting from portfolio premiumization and fewer on-premise channel restrictions. Net sales per hectoliter on a financial volume basis in local currency increased 11.9% for the three months ended March 31, 2022, compared to prior year.
Worldwide brand volumes increased 1.7% for the three months ended March 31, 2022, compared to prior year, and financial volumes increased 5.1% compared to prior year. The increase in financial volumes for the three months ended March 31, 2022 was primarily due to higher brand volumes in EMEA&APAC, higher factored volumes and the cycling of lower U.S. distributor inventory levels in the prior year attributed to the March 2021 cybersecurity incident and the February 2021 Fort Worth, Texas brewery shutdown due to a winter storm, partially offset by lower brand volumes in the Americas. The increase in brand volumes for the three months ended March 31, 2022 was primarily due to a 19.8% increase in brand volumes in EMEA&APAC including the cycling of significant on-premise closures that occurred during the first quarter of 2021, particularly in the U.K. This was partially offset by a 3.1% decrease in Americas brand volumes driven by a decline in the economy portfolio including the de-prioritization and rationalization of non-core SKUs, which more than offset growth in the above premium portfolio.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 5.8% for the three months ended March 31, 2022, compared to prior year. The increase for the three months ended March 31, 2022 was primarily due to cost inflation mainly on input materials and transportation costs and the mix impacts of portfolio premiumization and higher factored volumes, partially offset by changes to our unrealized mark-to-market commodity positions and lower depreciation expense.

Marketing, general and administrative expenses
MG&A expenses increased 24.5% for the three months ended March 31, 2022, compared to prior year. The increase for the three months ended March 31, 2022 was primarily due to a $56 million accrued liability related to potential losses as a result of the ongoing Keystone litigation case as well as higher legal fees associated with the trial, higher marketing spend to support our core brands and new innovations, increased local sponsorship and events as the coronavirus pandemic related restrictions have continued to ease and the cycling of lower people related costs, including travel and entertainment costs.
Special items, net
See Part I.—Item 1. Financial Statements, Note 5, "Special Items" for detail of special items, net.
Total other income (expense), net
Total other income (expense), net improved 0.4% for the three months ended March 31, 2022 compared to prior year, primarily due to lower interest expense, partially offset by higher pension and OPEB non-service costs.
Income taxes benefit (expense), net

	Three Months Ended
	March 31, 2022	March 31, 2021
Effective tax rate	21%	35%
The decrease in our effective tax rate for the three months ended March 31, 2022 as compared to the prior year was primarily due to a decrease in net discrete tax expense. We recognized a $0.9 million discrete tax benefit in the three months ended March 31, 2022 compared to a $18.1 million net discrete tax expense in the prior year.
Our tax rate can be more or less volatile and may change with, among other things, the amount and source of income (loss) before income taxes, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, may have an impact on our effective tax rate.
Refer to Part I.—Item 1. Financial Statements, Note 6, "Income Tax" for discussion regarding our effective tax rate.
Segment Results of Operations
Americas Segment

	Three Months Ended
	March 31, 2022	March 31, 2021	% change
	(In millions, except percentages)
Net sales(1)	$1,836.2	$1,692.0	8.5%
Income (loss) before income taxes	$87.1	$144.2	(39.6)%

Financial volume in hectoliters(2)	12.999	13.102	(0.8)%
Brand volume in hectoliters	12.436	12.831	(3.1)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.601 million hectoliters and 0.567 million hectoliters for the three months ended March 31, 2022 and March 31, 2021, respectively.
Net sales and volume
Net sales per hectoliter on a brand volume basis in local currency increased 9.8% for the three months ended March 31, 2022 compared to prior year, primarily due to positive net pricing and favorable brand mix. Net sales per hectoliter on a financial volume basis in local currency increased 9.4% for the three months ended March 31, 2022 compared to prior year.
Brand volumes decreased 3.1% for the three months ended March 31, 2022 compared to prior year, primarily due to a 4.3% decline in the U.S. which was driven by a decline in the economy portfolio, including the de-prioritization and rationalization of non-core SKUs, partially offset by growth in the above premium portfolio driven by hard seltzers. Canada brand volumes reflected softer industry performance in the first quarter of 2022 and declined 4.5% for the three months ended March 31, 2022 compared to the prior year while Latin America brand volumes grew 13.8%. Financial volumes decreased 0.8% for the three months ended March 31, 2022, compared to prior year primarily due to lower brand volumes, partially offset by the cycling of lower U.S. distributor inventory levels in the prior year attributed to the March 2021 cybersecurity incident and the February 2021 Fort Worth, Texas brewery shutdown due to a winter storm.
Income (loss) before income taxes
Income (loss) before income taxes decreased 39.6% for the three months ended March 31, 2022, compared to prior year, primarily due to a $56 million accrued liability related to potential losses as a result of the ongoing Keystone litigation case, higher marketing spend, cost inflation mainly on input materials and transportation costs, higher special items, net driven by a non-cash impairment charge taken on our Truss LP joint venture asset group and lower financial volumes, partially offset by positive net pricing, favorable sales mix and lower depreciation expense. The increased marketing spend includes higher spend behind innovation brands, Coors Light, and Miller Lite, as well as higher localized spend as the coronavirus pandemic related restrictions eased compared to the prior year.
EMEA&APAC Segment

	Three Months Ended
	March 31, 2022	March 31, 2021	% change
	(In millions, except percentages)
Net sales(1)	$381.2	$206.9	84.2%
Income (loss) before income taxes	$(32.2)	$(89.4)	64.0%

Financial volume in hectoliters(2)	4.039	3.122	29.4%
Brand volume in hectoliters	4.095	3.417	19.8%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.319 million hectoliters and 0.359 million hectoliters for the three months ended March 31, 2022 and March 31, 2021, respectively.
Net sales and volume
Net sales per hectoliter on a brand volume basis in local currency increased 30.1% for the three months ended March 31, 2022 compared to prior year primarily due to favorable sales mix as well as positive net pricing. Net sales per hectoliter on a financial volume basis in local currency increased 48.6% for the three months ended March 31, 2022, compared to prior year.
Brand volume increased 19.8% for the three months ended March 31, 2022, compared to prior year, primarily due to growth in our core brands and above premium portfolio including the cycling of significant on-premise closures that occurred during the first quarter of 2021, particularly in the U.K. Financial volumes increased 29.4% for the three months ended March 31, 2022, compared to prior year, primarily due to brand volume growth as well as higher factored volumes.
Income (loss) before income taxes
Income (loss) before income taxes improved 64.0% for the three months ended March 31, 2022, compared to prior year, primarily due to higher financial volumes, favorable sales mix and positive net pricing, partially offset by cost inflation mainly on input materials and transportation costs and higher MG&A spend. Higher MG&A spend was primarily due to increased marketing spend to support our brands and the cycling of lower spend in the prior year due to cost mitigation efforts.

Unallocated

	Three Months Ended
	March 31, 2022	March 31, 2021	% change
	(In millions, except percentages)
Cost of goods sold	$170.8	$121.5	40.6%
Gross profit	170.8	121.5	40.6%
Operating income (loss)	170.8	121.5	40.6%
Total other income (expense), net	(52.0)	(50.0)	4.0%
Income (loss) before income taxes	$118.8	$71.5	66.2%
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, are recorded as cost of goods sold within unallocated and make up the entirety of the activity presented within cost of goods sold in the table above for the three months ended March 31, 2022 and March 31, 2021, respectively. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 11, "Derivative Instruments and Hedging Activities" for further information.
Total other income (expense), net
Total other income (expense), net increased 4.0% for the three months ended March 31, 2022 compared to prior year primarily due to higher pension and OPEB non-service costs, partially offset by lower interest expense. See Part I.—Item 1. Financial Statements, Note 8 "Debt" for further details on our debt instruments.
Liquidity and Capital Resources
Liquidity
Overview
Our primary sources of liquidity have included cash provided by operating activities and access to external capital. We continue to actively monitor the ongoing worldwide disruption caused by the coronavirus pandemic. In the event of a sustained market deterioration, whether due to the impacts of the coronavirus pandemic or other economic factors, declines in net sales, profit and operating cash flow may result in the need for additional liquidity, which could require us to evaluate available alternatives and take appropriate actions. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report, and our long-term liquidity requirements. We do not have any restrictions that prevent or limit our ability to declare or pay dividends.
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
While a significant portion of our cash flows from operating activities is generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of March 31, 2022, approximately 86% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates may have a material impact on these foreign cash balances. When the earnings are considered indefinitely reinvested outside of the U.S., we do not accrue taxes. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries upon repatriation. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by the Company and each of its operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business and other liquidity measures resulting from considerations of the ongoing coronavirus global pandemic, are sufficient to fund our current cash needs in the U.S.

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
Cash Flows and Use of Cash
Our business generates positive operating cash flow each year, and our debt maturities are of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II.—Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash used in operating activities of $119.3 million for the three months ended March 31, 2022 decreased $71.6 million compared to $190.9 million for the three months ended March 31, 2021. The decrease in net cash used in operating activities was primarily due to the favorable timing of working capital payments driven by increased MG&A spend and cost of goods sold inflation in the current year as well as lower payments for incentive compensation and higher net income, partially offset by the timing of receipts due to higher financial volumes.
Cash Flows from Investing Activities
Net cash used in investing activities of $226.2 million for the three months ended March 31, 2022 increased $141.6 million compared to $84.6 million for the three months ended March 31, 2021. The increase in net cash used in investing activities was primarily due to higher capital expenditures as a result of the timing of capital projects.
Cash Flows from Financing Activities
Net cash provided by financing activities of $72.5 million for the three months ended March 31, 2022 increased $27.5 million compared to $45.0 million for the three months ended March 31, 2021. The increase in net cash provided by financing activities was primarily due to higher borrowings under our commercial paper program in the current year, partially offset by higher dividends payments and lower net cash inflows from other financing activities. In addition, the increase in net cash provided by financing activities was offset by current year Class B common stock share repurchases.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
We had total cash and cash equivalents of $358.7 million as of March 31, 2022, compared to $637.4 million as of December 31, 2021 and $532.7 million as of March 31, 2021. The decrease in cash and cash equivalents from December 31, 2021 was primarily due to capital expenditures, net payments from operating activities and dividend payments, partially offset by net proceeds from the borrowings under our commercial paper program. The decrease in cash and cash equivalents from March 31, 2021 was primarily due to the repayment of our $1.0 billion 2.1% senior notes which matured in July 2021, capital expenditures and dividend payments, partially offset by net cash generated from operating activities and borrowings under our commercial paper program.
Borrowings
We repaid our $500 million 3.5% USD notes upon maturity on May 1, 2022 using a combination of commercial paper borrowings and cash on hand. Refer to Part I.—Item 1. Financial Statements, Note 8, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2022
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of March 31, 2022, we had $1.3 billion available to draw on our $1.5 billion revolving credit facility. The borrowing capacity is reduced by borrowings under our commercial paper program. As of March 31, 2022, we had total outstanding borrowings under our commercial paper program of approximately $160 million. Subsequent to March 31, 2022, we had additional commercial paper borrowings that resulted in commercial paper outstanding of approximately $500 million as of May 3, 2022. As such, we have approximately $1.0 billion available to draw on our total $1.5 billion revolving credit facility.

We intend to further utilize our cross-border, cross currency cash pool as well as our commercial paper programs for liquidity as needed. We also have CAD, GBP and USD overdraft facilities across several banks should we need additional short-term liquidity.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended revolving credit facility agreement, was 4.00x as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, we were in compliance with all of these restrictions, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2022 rank pari-passu.
In October 2021, we further amended our existing revolving credit facility agreement to replace LIBOR with designated replacement rates for any future borrowings denominated in EUR or GBP to ensure continued, uninterrupted access to these markets should we need it.
See Part I.—Item 1. Financial Statements, Note 8, "Debt" for further discussion of our borrowings and available sources of borrowing, including lines of credit.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. See Part I.—Item 1. Financial Statements, Note 12, "Commitments and Contingencies" for further discussion.
Material Cash Requirements from Contractual and Other Obligations
There were no material changes to our material cash requirements from contractual and other obligations outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2021, as reported in Part II.— Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Material Cash Requirements from Contractual and Other Obligations" in our Annual Report.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 3.5% senior notes due 2022 (subsequently repaid upon maturity on May 1, 2022) and 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016, MCBC issued its outstanding 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 of our Annual Report on Form 10-K (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
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
See Part I.—Item 1. Financial Statements, Note 8, "Debt" for details of all debt issued and outstanding as of March 31, 2022.
The following summarized financial information relates to the Obligor Group as of March 31, 2022 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Three Months Ended
March 31, 2022
(in millions)
Net sales, out of which:	$1,813.2
Intercompany sales to non-guarantor subsidiaries	$8.0
Gross profit, out of which:	$793.9
Intercompany net costs from non-guarantor subsidiaries	$(97.3)

Net interest expense third parties	$(61.6)
Intercompany net interest income from non-guarantor subsidiaries	$29.2

Income before income taxes	$248.3
Net income	$189.1

	As of March 31, 2022	As of December 31, 2021
	(in millions)
Total current assets, out of which:	$1,972.1	$1,834.4
Intercompany receivables from non-guarantor subsidiaries	$227.1	$155.5
Total noncurrent assets, out of which:	$25,486.2	$25,349.4
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$4,018.9	$3,977.1

Total current liabilities, out of which:	$2,717.8	$2,725.8
Current portion of long-term debt and short-term borrowings	$662.8	$502.9
Intercompany payables due to non-guarantor subsidiaries	$95.0	$87.0
Total noncurrent liabilities, out of which:	$13,778.5	$13,714.9
Long-term debt	$6,559.9	$6,573.5
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$4,386.5	$4,352.9
Capital Expenditures
We incurred $178.8 million, and paid $243.8 million, for capital improvement projects worldwide in the three months ended March 31, 2022, excluding capital spending by equity method joint ventures, representing an increase of $131.2 million from the $47.6 million of capital expenditures incurred in the three months ended March 31, 2021. This increase was primarily due to the timing of capital expenditures. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 12, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8 Financial Statements, Note 18, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of March 31, 2022, we did not have any other material off-balance sheet arrangements.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the first quarter of 2022, except as noted below. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I.—Item 1. Financial Statements, Note 7, "Goodwill and Intangible Assets" for discussion of the results of our 2021 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change to the nature and type of our market risks. See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2021. During the first quarter of 2022 our market risk sensitive instruments fluctuated as a result of changes in interest rates, currency exchange rates and commodity prices.
Interest Rate Risk
The following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of March 31, 2022 and December 31, 2021, respectively. See Part I - Item 1. Financial Statements, Note 8. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 1% Adverse Change
(in millions)	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021
USD denominated fixed rate debt	$5,400.0	$5,400.0	$(5,390.7)	$(5,952.7)	$(218.7)	$(200.0)
Foreign currency denominated fixed rate debt	$1,685.0	$1,701.0	$(1,695.5)	$(1,763.1)	$(9.5)	$(10.5)
Forward starting interest rate swaps	$1,500.0	$1,500.0	$(90.5)	$(170.8)	$(141.7)	$(160.5)

Foreign Exchange Risk
The following table includes details of our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of the foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of March 31, 2022 and December 31, 2021.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021
Foreign currency denominated fixed rate debt	$1,685.0	$1,701.0	$(1,695.5)	$(1,763.1)	$(163.0)	$(171.9)
Foreign currency forwards	$201.7	$170.8	$(2.9)	$(1.5)	$(22.3)	$(19.0)
Commodity Price Risk
The following table includes details of our commodity swaps and options used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of March 31, 2022 and December 31, 2021.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021
Swaps	$736.3	$722.1	$470.6	$300.8	$(107.8)	$(95.7)
Options	$68.2	$68.2	$0.1	$0.1	$—	$—
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
Litigation and other disputes
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part I—Item 1. Financial Statements, Note 12, "Commitments and Contingencies."
ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report and the risk factors noted below, you should carefully consider the factors discussed in Part I.—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report.
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
In addition, geopolitical risks, including those arising from trade tension and/or the imposition of trade tariffs, terrorist activity or acts of civil or international hostility, are increasing. For instance, the Russia-Ukraine Conflict has already adversely affected the global economy, resulted in heightened economic sanctions from the U.S., the United Kingdom, the European Union and the international community and could result in geopolitical instability. As a result of the Russia-Ukraine Conflict, we have suspended all exports of any MCBC brands to Russia and we suspended the license to produce any of our brands in Russia. Even though our sales in Russia have historically been limited, representing less than 0.2% of our 2021 annual sales, and as we have no physical assets in Russia, the impact of these government measures and our temporary suspensions, as well as any further retaliatory actions taken by Russia and the U.S. and foreign government bodies has caused a negative impact to the global economy, including further increases to cost inflation, driving increases to the cost of transportation, energy and supplies which have had and could continue to have a material adverse effect on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers or employees and may expose us to adverse legal proceedings in Russia in the future. Further escalation of geopolitical tensions related to the Russia-Ukraine Conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, supply chain and logistics disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing Russia-Ukraine Conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022. Future changes to U.S. or foreign tax and trade, policies, impositions of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations and fear of exposure to or actual impacts of a widespread disease outbreak, such as the coronavirus pandemic, may lead to continuation of such risks and uncertainty. Uncertain economic and financial market conditions may also adversely affect the financial condition of our customers, suppliers and other business partners. Any significant decrease in consumers' purchases of our products or our inability to collect accounts receivable, resulting from an adverse impact of the global markets on consumers' financial condition could have a material adverse effect on our business, financial condition and results of operations.
Due to a high concentration of workers represented by unions or trade councils, we could be significantly affected by labor strikes, work stoppages or other employee-related issues.
As of December 31, 2021, approximately 32% and 26% of our Americas and EMEA&APAC workforces, respectively, are represented by trade unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. A prolonged labor strike, work stoppage or other employee-related issues, could have a material adverse effect on our business and financial results. For example, in the first few months of 2021, we experienced a labor disruption with our Toronto brewery unionized employees resulting from on-going negotiations of the collective bargaining agreement. This labor disruption resulted in slightly slower than expected production at the Toronto brewery in the first few months of 2021. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results. There are four collective bargaining agreements in Québec that expired at the end of 2021. In late 2021 and 2022 we began negotiating one of these collective bargaining agreements with our Montreal unionized distribution and brewery employees. In late March 2022, approximately 400 unionized employees in our Montreal/Longueuil, Québec brewery and distribution centers went on strike, which is adversely affecting our business and operations, including lower production and slower than expected distribution. Although our objective is to maintain constructive relations with the labor unions that represent our Québec employees, in the event of a prolonged or expanded strike, our business and financial results could be adversely affected, including production and distribution impacts and loss of customers.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following are filed, furnished or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibits

Exhibit Number	Document Description
10.1+	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022.
10.2+
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.

10.3+
Form of Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.

10.4+	Offer Letter, dated as of November 17, 2019, by and between Molson Coors Beverage Company and Pete Marino.
31.1+	Section 302 Certification of Chief Executive Officer.
31.2+	Section 302 Certification of Chief Financial Officer.
32++	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH+	XBRL Taxonomy Extension Schema Document.*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vii) document and entity information.
+	Filed herewith.
++	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) May 3, 2022