Form 10-K
period 2022-12-31
MOLSON COORS BEVERAGE CO
filed 2023-02-21
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on the last trading day of the registrant's most recently completed second fiscal quarter, June 30, 2022, was approximately $9.9 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by officers and directors of the registrant (and their respective affiliates) as of June 30, 2022, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 14, 2023.
Class A Common Stock—2,562,506 shares
Class B Common Stock—200,027,358 shares
Exchangeable shares:
As of February 14, 2023, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable Shares—2,717,367 shares
Class B Exchangeable Shares—10,983,834 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2023 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2022, are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
COGS	Cost of goods sold
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
DSUs	Deferred stock units
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EROA	Assumed long-term expected return on assets
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
HRK	Croatian Kuna
JPY	Japanese Yen
LIBOR	London Interbank Offered Rate
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
NAV	Net asset value
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PBO	Projected benefit obligation
PSUs	Performance share units
RSD	Serbian Dinar
RSUs	Restricted stock units
S&P 500	Standard & Poor’s 500 Index®
SEC	U.S. Securities and Exchange Commission
SKU	Stock-keeping unit
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STRs	Sales-to-retailers
STWs	Sales-to-wholesalers
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading "Items Affecting Reported Results", with respect to expectations regarding the impact of the coronavirus pandemic on our operations, liquidity, financial condition and financial results, expectations regarding future dividends, overall volume trends, consumer preferences, limited consumer disposable income, pricing trends, industry forces, cost reduction strategies, including our revitalization plan, expectations of cost inflation, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, shipment levels and profitability, market share and the sufficiency of capital resources. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies," and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I—Item 1A. "Risk Factors" elsewhere throughout this report, and those described from time to time in our past and future reports filed with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
Risks Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, financial condition or results of operations in future periods. The summary should be read together with the more detailed description of each risk factor described in Part I, Item 1A. Risk Factors of this report.
•deterioration of general economic, political, credit and/or capital market conditions, including those caused by the ongoing Russia-Ukraine conflict or other geopolitical tensions;
•our dependence on the global supply chain and significant exposure to changes in commodity and other input prices, and the impacts of supply chain constraints and inflationary pressures;
•weak, or weakening of, economic, social or other conditions in the markets in which we do business, including cost inflation and reductions in discretionary consumer spending;
•loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise;
•cybersecurity incidents impacting our information systems, and violations of data privacy laws and regulations;
•our reliance on brand image, reputation, product quality and protection of intellectual property;
•constant evolution of the global beer industry and the broader alcohol industry, and our position within the global beer industry and success of our product in our markets;
•competition in our markets;

•our ability to successfully and timely innovate beyond beer;
•changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol and cannabis;
•labor strikes, work stoppages or other employee-related issues;
•environmental, social and governance (“ESG”) issues, including those related to climate change and sustainability;
•potential adverse impacts of climate change and other weather events;
•inadequate supply or availability of quality water;
•our dependence on key personnel;
•our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions;
•impacts related to the coronavirus pandemic;
•investment performance of pension plan holdings and other factors impacting related pension plan costs and contributions;
•our significant debt level subjects us to financial and operating risks, and the agreements governing such debt subject us to financial and operating covenants and restrictions;
•deterioration in our credit rating;
•default by, or failure of, our counterparty financial institutions;
•impairments of the carrying value of our goodwill and other intangible assets;
•the estimates and assumptions on which our financial projections are based may prove to be inaccurate;
•our reliance on a small number of suppliers to obtain the input materials we need to operate our business;
•termination or changes of one or more manufacturer, distribution, or production agreements, or issues caused by our dependence on the parties to these agreements;
•unfavorable outcomes of legal or regulatory matters;
•our operations in developing and emerging markets;
•changes to the regulation of the distribution systems for our products;
•our consolidated financial statements are subject to fluctuations in foreign exchange rates;
•changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations;
•risks associated with operating our joint ventures;
•failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations;
•the dependence of our U.S. business on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products, and distributor consolidation in the U.S.;
•government mandated changes to the retail distribution model resulting from new regulations on our Canada business;
•risks our Americas business joint venture face in the Canadian cannabis industry;
•indemnities provided to the purchaser of our previous interest in the Cervejarias Kaiser Brasil S.A. business in Brazil;
•economic trends and intense competition in European markets;
•the potential for Pentland and the Coors Trust to disagree on a matter submitted to our stockholders or the super-majority of our board of directors to disagree on certain actions;

•the interests of the controlling stockholders may differ from those of other stockholders; and
•shareholder activism efforts or unsolicited offers from a third-party.
PART I
ITEM 1.    BUSINESS
Business Overview
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within its Americas and EMEA&APAC reporting segments. Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, RON, HRK and RSD.
For more than two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling and Staropramen to Coors Banquet, Blue Moon Belgian White, Vizzy Hard Seltzer, Leinenkugel’s Summer Shandy, Miller High Life and more, we produce many beloved and iconic beer brands. While our Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
Our revitalization plan, announced on October 28, 2019, focuses on the execution of the following principal strategies: building on the strength of our iconic core brands, growing our above premium portfolio, expanding beyond the beer aisle and investing in our capabilities and supporting our people and communities. Through the execution of the revitalization plan, we broadened our range of products and offerings within our portfolio to also include, among others, hard seltzers, ready to drink beverages and a variety of non-alcoholic beverage offerings. In 2021, in order to support the overall premiumization of our portfolio, we strategically de-prioritized and rationalized certain non-core SKUs predominately in the economy segment. While we rationalized certain non-core economy SKUs, we retained key economy brands allowing us to maintain a portfolio for all socio-economic demographics. The revitalization plan is intended to drive sustainable net sales and earnings growth and could result in potential volume declines due to the rationalization of certain SKUs and as the portfolio mix shifts towards a higher composition of above premium products.
Our Segments
In 2022, we operated the following segments: Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in the Caribbean, Latin and South America and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa, and Asia Pacific. A separate operating team manages each segment and each segment manufactures, markets, distributes and sells beer as well as offers a modern and growing portfolio that expands beyond the beer aisle. No single customer accounted for more than 10% of our consolidated net sales in 2022, 2021 or 2020.
Americas Segment
Our Americas segment consists of the production, marketing and sales of our brands and other owned and licensed brands in the U.S., Canada and various countries in the Caribbean, Latin and South America. We currently operate nine primary breweries, nine craft breweries and two container operations. We are North America's oldest beer company and second largest brewer by volume in North America, representing approximately 20% of the total 2022 North America beer market, which is the largest region of our Americas segment. The Americas segment also includes a partnership arrangement related to the distribution of beer in Ontario, Canada, Brewers' Retail Inc. ("BRI"), and in the western provinces of Canada, Brewers' Distributor Ltd. ("BDL"). In addition, we have an agreement with Heineken that grants us the right to produce, import, market, distribute and sell certain Heineken products in Canada. The Americas segment also includes Truss, our Canadian joint venture with HEXO Corp. ("HEXO") which produces and markets non-alcoholic, cannabis-infused beverages in Canada.
We have agreements to brew, package and ship products for Pabst Brewing Company, LLC ("Pabst") and The Yuengling Company ("TYC"), and an agreement with Labatt USA Operating Co, LLC to brew and package certain Labatt brands for export.
EMEA&APAC Segment
The EMEA&APAC segment consists of our production, marketing and sales of our primary brands as well as other owned and licensed brands in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific. We currently operate eleven primary breweries, six craft breweries and one cidery. Our EMEA&APAC segment is Europe's second largest brewer by volume, on a combined basis, within the countries in which we operate, with an approximate aggregate 18% market share (excluding factored products) in 2022. The majority of our EMEA&APAC segment sales are in the U.K., Croatia, Czech Republic and Romania with the U.K. representing over 55% of the segment's net sales in 2022.
Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Ozujsko in Croatia and Niksicko in Montenegro. We have beers that rank in the top two in market share in their respective segments throughout the region, such as Bergenbier in Romania, Jelen in Serbia and Borsodi in Hungary. Additionally, we sell Staropramen and Miller Genuine Draft in various countries. Our EMEA&APAC segment includes the sale of factored brand sales (beverage brands owned by other companies but sold and delivered to retail by us) and our consolidated joint venture arrangement for the production and distribution of Cobra brands in the U.K.
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
Industry Overview
The brewing industry has significantly evolved over the years to become an increasingly global beer market. The industry was previously founded on local presence with modest international expansion achieved through export, license and partnership arrangements. Over time the market has become increasingly complex as the consolidation of brewers has occurred globally, resulting in a small number of large global brewers representing the majority of the worldwide beer market. In addition to the consolidation and the acquisitive nature of the industry, exports, licensing and partnership arrangements continued to be used and these transactions typically occurred between the same global competitors that make up the majority of the market. There was also a period of time about five to ten years ago when smaller local brewers within certain established markets experienced accelerated growth as consumers increasingly placed value on locally-produced, regionally-sourced products. In addition, changing consumer trends are pushing the industry toward above premium products, including flavored malt beverages, imports and beyond beer altogether. In recent years, the hard seltzer market emerged and experienced significant growth, particularly in the U.S. Although the significant growth has slowed as the market has matured, we believe the hard seltzer market will continue to be of importance to consumers especially in the Americas. As the beer industry continues its evolution of consolidation and diversification of its products to meet consumer demand with broadening preferences, we believe large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward. We believe we are well positioned to compete in this continually evolving market, particularly in beer, hard seltzer and beyond.
Our Products
We have a diverse portfolio of beloved and iconic owned and partner brands including Blue Moon, Carling, Coors Banquet, Coors Light, Miller High Life, Miller Genuine Draft, Miller Lite and Staropramen. We continue to invest in and focus on growing these brands. In addition to these iconic brands, we offer products in the above premium segment, including flavored malt beverages (which includes hard seltzers), craft and ready to drink beverages, premium (which includes premium lights) and economy segments. Further, our modern and growing portfolio expands beyond the beer aisle as well. We craft and distribute high-quality, innovative beverages with the purpose of uniting people to celebrate all life’s moments. We categorize our brands globally for consistency of reporting based on the following price segments: Above Premium, Premium and Economy. For example, our Above Premium classification includes brands that are sold at a price point higher than the market average. Price segment classifications may vary between the Americas and EMEA&APAC segments and the naming conventions and classifications may be different in the various countries that we operate based on local terminology, for example in our EMEA&APAC segment brands categorized in the Premium classification such as Carling would be described as Core Brands in the local market.
The following presents the primary brands sold:
Owned Brands
Above Premium Brands - Aspall Cider, Blue Moon, Coors Original, Hop Valley brands, Leinenkugel's, Miller Genuine Draft, Molson Ultra, Sharp's, Staropramen, Vizzy Hard Seltzer
Premium - Bergenbier, Borsodi, Carling, Coors Banquet, Coors Light, Jelen, Kamenitza, Miller Lite, Molson Canadian Lager, Molson Dry, Molson Export, Niksicko, Ozujsko
Economy - Branik, Icehouse, Keystone, Miller High Life, Milwaukee's Best, Steel Reserve
Partner Brands
Our partner brands are licensed through various agreements with third parties, such as license, distribution, partnership and joint venture agreements.
Arnold Palmer Spiked, Beck's, Heineken, Lowenbrau, Madri, Peroni Nastro Azurro, Pilsner Urquell, Redd's brands, Simply Spiked, Sol, Stella Artois, Topo Chico Hard Seltzer, Zoa
Competition
The beer industry is highly competitive and our portfolio of beers competes with numerous brands in all segments which are produced by international, national, regional and local brewers. Competitive factors impacting our business include, but are not limited to, brand recognition and loyalty, pricing, quality, advertising, marketing and promotional activity, packaging, product variety, and the ability to anticipate and respond to consumer tastes and preferences. We believe our brand portfolio gives us strong representation in all major beer categories. In the U.S. and Canada, we compete most directly with Anheuser-Busch InBev SA/NV ("ABI") brands, but we also compete with imports and other providers of craft beer and flavored malt beverages. In the European countries where we currently operate, our primary competitors are ABI, Asahi, Carlsberg and Heineken.
Our products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Sales of wine and spirits have grown faster than sales of beer in recent years, driven by, among other things, increased spirits advertising, a narrowing price gap with wine and spirits and increased wine and spirits sales execution. This has resulted in a reduction in the beer segment's lead in the overall alcohol beverage market.
In addition, consumer preferences have continued to shift within the industry to above premium products, with volume growth in recent years seen in flavored malt beverages (including hard seltzers), imports and super premium portfolios. We believe growing or even maintaining our market share will require building on the strength of our core brands, premiumizing our portfolio and continuing to increase our presence in the fast-growing areas of the industry and beyond the beer aisle.
Sales and Distribution
Our go to market strategy differs between geographic regions due to the differences in regulations among those areas.
In the U.S., beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of approximately 330 independent distributors and one Company-owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts. Coors Distributing Company distributed approximately 3% of our total owned and non-owned Americas segment volume in 2022. Transportation of our products to distributors in the U.S. is primarily contracted through third-party logistics providers and shipped by truckload. We have long-term contracts in place with third-party logistics providers to mitigate price fluctuations in freight costs. In instances where transportation needs cannot be met by contracted freight carriers, we utilize the spot freight market. In recent years, in response to trends seen within the transportation industry, we began shipping more products via railway, through insulated boxcars or intermodal shipping containers, as an action taken to mitigate the level of inflation seen in freight costs within the trucking industry.
In Canada, because provincial governments regulate the beer industry and provincial liquor boards control the distribution and retail sale of alcohol products, distribution strategies and transportation of products vary by province. In

Ontario, beer is primarily purchased at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), at approved agents of the LCBO, at certain licensed grocery stores, or at any bar, restaurant, or tavern licensed by the LCBO to sell alcohol for on-premise consumption. In Québec, the distribution and sale of beer is governed by the Société des Alcools du Québec ("SAQ"). Beer is distributed to retail outlets directly by each brewer or through approved independent agents. Retail sales for off-premise consumption are made through grocery and convenience stores, as well as government operated outlets. BDL manages the distribution of our products throughout British Columbia, Alberta, Manitoba and Saskatchewan.
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
In the European countries in which we operate, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on-premise and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam," a subsidiary of DHL) to provide the distribution of our products throughout the U.K. until April 2029. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in several Central European countries utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 17% of our EMEA&APAC segment net sales in 2022 represented factored brands.
In addition, we have an agreement with Heineken whereby they sell, market and distribute Coors in the Republic of Ireland, as well as agreements with ABI to brew and distribute Beck's, Stella Artois and Lowenbrau, and to distribute Hoegaarden, Leffe, and Corona in Central Europe.
Our operations in Africa, the Middle East and Asia Pacific include markets such as Australia, South Africa and South Korea, with the sale and distribution completed under local license agreements, through the export of our brands from our sites or contract manufacturing with sale through local distributors.
Channels
References to on- and off-premise sales volumes are sales to retailers, which we believe is a useful data point relative to consumer trends. The on-premise channel includes sales to bars, pubs and restaurants while the off-premise channel includes sales in convenience stores, grocery stores, liquor stores and other retail outlets including The Beer Store in Ontario, which is Canada's largest beer retailer. Over the last few years, throughout the EMEA&APAC segment, the off-premise channel has become increasingly concentrated among a small number of super-store chains. Industry channel trends vary by segment.
The following table reflects the on-premise MCBC channel trends over the last four years in the largest regions of our Americas segment, the U.S. and Canada, and the largest region of our EMEA&APAC segment, the U.K., based on the percentage of on-premise volume to total STR volume.

	On-Premise Volume - MCBC Channel Trend
	2022	2021	2020	2019
U.S. and Canada	15%	13%	9%	16%
U.K.	62%	49%	38%	61%
Prior to the year ended December 31, 2020, the split between on-premise and off-premise remained relatively stable in the Americas segment while the EMEA&APAC segment had seen volumes across countries in which we operate shifting over time from the higher margin on-premise channel to the lower margin off-premise channel. During the year ended December 31, 2020, we experienced a significant adverse impact resulting from the closure of the on-premise channel and increased restrictions as a result of the on-set of the coronavirus pandemic which effectively shut down the on-premise channel for various portions of time across the geographies in which we operate. During the years ended December 31, 2021 and 2022, we began to see a progressive return to the on-premise channel at varying degrees across geographies.
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
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products, including hops, water and barley, among others.
Hops used to brew our products are purchased under various contracts from suppliers in the U.S. and Europe with EMEA&APAC primarily sourced from Germany, U.K., U.S., Czech Republic and Slovenia. These contracts vary in length based on market conditions.
In the Americas segment, we malt a majority of our production requirements in the U.S. and Canada, using barley purchased primarily under annual contracts from independent farmers located predominately in the western U.S. and Canadian Prairies. In addition, we source barley malt from three other commercial providers, from which we have a committed supply through 2025. Other brewing adjuncts are sourced from three main suppliers, all in the U.S. and Canada, with committed supply through 2023. Other malt and cereal grains are purchased primarily from suppliers in the U.S. and Canada.
In EMEA&APAC, during the year ended December 31, 2022, our malt requirements were sourced from third-party suppliers, with the majority of our brewing materials provided by suppliers based in Europe. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2022 through 2029. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year.
In the U.S. and Canada, we both own and lease water rights, as well as purchase water through local municipalities and communities, to provide for and sustain brewing operations. In EMEA&APAC, water used in the brewing process is sourced through water rights for water wells, river water use or supply contracts with water suppliers.
We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.
Packaging Materials
Our primary packaging materials include aluminum, glass bottles, kegs and casks and recyclable plastic containers. In recent years, we have seen a shift to aluminum cans from glass bottles, and this trend accelerated during the year ended December 31, 2020 as a result of the on-premise channel closing at various degrees across our geographies due to the coronavirus pandemic. While we saw a shift back from aluminum cans to kegs during 2021 and 2022 as the on-premise progressively reopened, aluminum cans continue to represent a greater percentage of packaging materials as compared to the years prior to the coronavirus pandemic.
In our Americas segment, a portion of the aluminum cans and ends are purchased from Rocky Mountain Metal Container ("RMMC"), our joint venture with Ball Corporation ("Ball"), whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado. In addition to the supply agreement with RMMC, we have supply agreements with Ball and other vendors to purchase aluminum containers in addition to what is supplied from RMMC. In EMEA&APAC, we have long-term agreements with various suppliers that cover all of our required supply of cans.
In the Americas segment, a portion of the glass bottles are purchased from Rocky Mountain Bottle Company ("RMBC"), our joint venture with Owens-Brockway Glass Container, Inc. ("Owens"), whose production facilities, which are leased from us, are located in Wheat Ridge, Colorado. In addition to the supply agreement with RMBC, we have supply agreements with Owens and other vendors for requirements in excess of RMBC's production.
The standard bottle for beer brewed in Canada is the 341 ml returnable bottle and represents the vast majority of our bottle sales. The returnable bottle requires significant investment behind our returnable bottle inventory and bottling equipment.
While we experienced some challenges in obtaining supplies required for certain packaging materials in 2021 and 2022 as a result of the global supply chain disruption, partially due to the impact of the coronavirus pandemic and the Russia-Ukraine conflict, these more severe supply constraints were short term in nature and overall, did not materially impact our ability to produce product and meet production forecasts. We do not currently foresee future difficulties in accessing packaging materials in the near term. In addition, we do not foresee any issues in maintaining and renegotiating the various long-term agreements we have in place for supply of key materials.
Many of our ingredients, raw materials and commodities for both brewing and packaging are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including commodity swaps and options. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase for materials, we may or may not be able to pass on such increases to our customers. In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers.
Seasonality of the Business
Total industry volume is sensitive to factors such as weather, holidays, changes in demographics, consumer preferences and drinking occasions including major televised sporting events. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Consumption of beer in the Americas segment is seasonal, with nearly 37% of sales volume occurring during the months from May through August. In EMEA&APAC, the peak selling seasons typically occur during the summer months and during the Christmas and New Year holiday season.
Coronavirus Global Pandemic
Starting at the end of the first quarter of 2020, the coronavirus pandemic had a material adverse effect on our operations, liquidity, financial condition and results of operations. In 2021, we saw improvements in the marketplace related to the coronavirus global pandemic as on-premise locations began to re-open, with varying degrees of restrictions, across the world beginning in the second quarter of 2021. A new variant of coronavirus, Omicron, created additional uncertainty and negatively impacted our on-premise business at the end of 2021 and into the first quarter of 2022 when we started to see progressive improvements in the on-premise channel. Thus, while an improvement from 2021, the coronavirus global pandemic continued to have a negative impact to our financial results for the year ended December 31, 2022.
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
See further discussion of the status of the coronavirus pandemic and its impacts on our Company, including the on- and off-premise impacts to our segments in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Regulation
Our business is subject to various laws and regulations in the jurisdictions around the world in which we operate. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues.
The U.S. beer business is regulated by federal, state and local governments. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies. U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2022, our U.S. business excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. Excise taxes are also levied in specific state and local jurisdictions at varying rates.
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer and other alcoholic beverage produced or imported into Canada (including the establishment of minimum prices), and impose commodity taxes, mark-ups and license fees in relation to its production, distribution and sale. In addition, the Canadian federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2022, our Canadian business excise taxes, federal and provincial, were approximately $56 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially within the U.S., affect the Canadian beer industry.
Most countries that are part of our EMEA&APAC segment where we carry out significant brewing or distribution activities are either a member of the European Union ("EU") or a current candidate to join the EU. Montenegro is a potential

EU candidate and the U.K. left the EU during 2020. As such, there are similarities in the regulations that apply to many parts of our EMEA&APAC segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment and data protection and regulations. To operate breweries and conduct our business in these countries, we must obtain and maintain numerous permits and licenses from various governmental agencies. The government(s) of each country in which we sell our products levies excise taxes on alcohol beverages. EU member countries' laws on excise taxes are consistent with the EU Directives and use the same measurements based on either alcohol by volume or Plato degrees. Non-EU countries use various taxation methods, including flat excise rate per volume or methods that may be similar to those used in the EU. In the year ended December 31, 2022, the excise taxes for our EMEA&APAC segment were approximately $43 per hectoliter on a reported basis.
People and Planet
Our Environmental, Social and Governance (“ESG”) pillars are People and Planet, and we have established goals and supporting initiatives for these pillars to attempt to ensure we are good stewards of the assets and resources most important to our business. More information about our strategy and progress can be found in our ESG Report, available at www.molsoncoors.com/sustainability. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Governance of our People and Planet Strategy
Our Board of Directors (the “Board”) is responsible for overseeing and monitoring our overall ESG program, with specific areas of oversight delegated to the committees of the Board. The Board receives regular reports and recommendations from management and the Board committees to help guide our ESG strategy, from Planet goals related to water, packaging and climate change, to People initiatives focused on retaining and developing a diverse and talented workforce. At the management level, our ESG Leadership Steering Committee (“Steering Committee”) is composed of senior executives and is responsible for the evolution of our ESG strategy. Our Vice President of Sustainability & EHS, which is a new role in our Company filled in 2022, works closely with the Steering Committee on ESG strategy development and initiative implementation and progress for our People and Planet focus areas.
Our executive leadership team and the chief people and diversity officers for the Americas and EMEA&APAC segments are tasked with managing all employment-related matters including recruitment, retention, leadership and development, compensation planning, succession planning, performance management, and diversity, equity and inclusion. The Compensation and Human Resource Committee (“CHR Committee”) of the Board is responsible for establishing and reviewing the overall compensation philosophy of our Company and providing oversight on certain human capital matters, including our talent retention and development, leadership development, talent pipeline, programs and systems for performance management and Diversity, Equity & Inclusion ("DEI") initiatives. Further, the CHR Committee is responsible for overseeing our progress against our social initiatives related to human capital management.
Putting People First
We believe that people are the heart of our Company and strive to create a culture where people are encouraged to and feel comfortable about bringing their diverse perspectives and experiences to the table. As a global company, we believe we have a responsibility to nurture a workforce that reflects our local communities, which we believe makes us a better employer, partner, and company of choice for our consumers and customers.
We have a global and varied workforce, with major employee centers in the U.S., Canada, the U.K. and Romania. As of December 31, 2022, we employed approximately 16,600 employees within our business globally with approximately 10,000 within our Americas segment and 6,600 within our EMEA&APAC segment. Approximately 650 of our employees are in our Global Business Services Centers based in Milwaukee, Wisconsin and Bucharest, Romania. As of December 31, 2022, approximately 31% and 24% of our Americas segment and EMEA&APAC segment workforces, respectively, are represented by trade unions or councils, which are subject to collective bargaining agreements that come due for renegotiation from time to time.
A significant component of our revitalization plan announced in October 2019 was to shift the culture of the organization to drive stronger employee and business engagement. In service of this, we refreshed our purpose (uniting people to celebrate all life’s moments), ambition (first choice for our people, consumers and customers) and shared company values, the first of which is Putting People First. Some highlights of our progress in Putting People First include:
Diversity, Equity & Inclusion
We believe DEI should be deeply embedded in our corporate culture and how we operate, from how we work together to how we grow as a company. In 2020, we created a new position of Vice President of Diversity, Equity & Inclusion for the

Americas, and in 2021 we established a Diversity & Inclusion Director role for EMEA&APAC. We created roadmaps and action plans for the Americas and EMEA&APAC based on an assessment of our existing culture, programs and talent management processes. In 2020, we established goals to increase diverse representation in the Company by 2023, with progress against those goals reported in our ESG Report.
Our 2022 initiatives and progress include:
•Month of Inclusion - In order to further increase awareness around DEI issues, we launched a Month of Inclusion in 2021, which built on the Week of Inclusion we introduced in 2020. The Month of Inclusion continued in 2022 and brought together our U.S. and Canada employees, and our EMEA&APAC employees, respectively, to focus on prioritizing inclusion, equity and workplace respect. The 2022 Month of Inclusion included a variety of presentations, interactive sessions and fireside chats with leaders and external experts that were centered around intersectionality.
•Employee Resource Groups ("ERGs") - In the Americas, we promote and maintain ERGs for a number of different communities in our employee population – by race/ethnicity, gender, sexual orientation, early professionals, young families and veterans, amongst others. Our newest Americas ERG was established in 2022, Disabilities United. The ERGs are aimed to help foster a diverse, inclusive workplace aligned with our values and culture. In Western Europe, we created ERGs for gender, sexual orientation, disability and ethnicity and these groups are expected to play a key role in development of our strategy, initiatives and in encouraging and supporting all employees to bring their whole self to work.
•EMEA&APAC Governance Structure - In EMEA&APAC, we have implemented a governance structure that strives to (i) link DEI to business strategy, (ii) demonstrate senior level accountability, (iii) provide a voice to diverse talent at all levels of our organization and (iv) allow for regional autonomy to attempt to assure relevancy. A Divisional DEI Council leads, advocates and is accountable for DEI progress in EMEA&APAC and aims to provide a common, coordinated approach across the regions. Further, Regional DEI Councils, with representatives sitting on the Divisional DEI Council, then attempt to ensure divisional connectivity while recognizing the need for flexibility. Membership of these councils includes senior leaders and employee representatives.
•Empathy Experience - Our Empathy Experience in the Americas is a highly interactive and emotional learning experience focused on building empathy between colleagues, within teams and across our organization. As part of the experience, our employees split up into small groups and visit different rooms in order to try and help them better understand the lived experience of certain diverse groups and communities. In the U.S., the 2022 Empathy Experience was aimed at exploring relationships and perceptions across five communities: Latino, Black, Women, LGBTQ and Asian Pacific. In Canada in 2022, we developed a unique "In Canada, For Canada" Empathy Experience. Through education, stories and activities, the participants in these empathy experiences explore how biases, microaggressions and stereotypes affect others in hopes of fostering a better connection through empathy.
Employee Wellbeing
We strive to be a provider of meaningful experiences and a safe and healthy workplace for all employees.
•Wellness - We promote healthy lifestyles across our global enterprise by offering health benefits, wellness and work/life balance programs that are tailored to employees' needs and culture by work location. In the U.S. and Canada, employees can participate in our wellness programs that incentivize healthy habits and lifestyles. These resources include connections to virtual healthcare, remote fitness and wellness support, and a free employee assistance program for coping with stress, feelings of isolation and anxiety. In the EMEA&APAC regions, we drive our employee wellbeing culture through a team made up of regional representatives who coordinate activities focused on the topics based on employee feedback. In 2022, these activities included certain wellness programs, as well as flexible work hours, wellness webinars and challenges, to further emphasize our wellbeing culture.
•Health & Safety - Our World Class Supply Chain framework contains an Environmental, Health & Safety (“EHS”) commitment that supports proactive identification and control of EHS risks. We aim to prevent workplace injuries and illness and reduce environmental impacts of our operations through training and other methodologies.
•Compensation and Benefits - We offer competitive, affordable and comprehensive benefits, which we routinely benchmark to try to ensure they are competitive, inclusive, aligned with our company culture and allow our employees to meet their individual needs and the needs of their families. Our Total Rewards program in general provides a competitive base salary, incentive plans, health, dental, and vision insurance plans, a deferred compensation option in certain regions with a potential employer match, paid time off plans, including parental leave policies in many locations, an engaging Wellness Program and an Employee Assistance Program. Our business units comply with applicable maternity leave laws and, in many countries, we go further to provide flexible work schedules and extended leave for new parents. We believe our compensation rewards and incentive programs motivate us to be bold and decisive and ignite growth and hold us accountable for living out our values to achieve our short- and long-term goals.
•Talent Development - Our aim is to help employees unlock their full potential so they can thrive in their current job and realize new, potential growth opportunities. In 2021, we launched a new talent planning experience designed to better understand each employee’s ambitions and identify growth opportunities that fit their needs and the needs of the Company. We increased the scope of the talent development experience across the regions of EMEA&APAC, and further built capability in our talent development experience across our business. We promote leadership and development opportunities which include our First Choice Learning Center in the Americas, in-person and online training programs, and experiential training opportunities to support employee health and safety, assist in building core competencies, share best practices, and develop leadership capabilities. In 2022, we launched a number of new programs to support the development of our high potential employees. Additionally, high potential employees in the regions of EMEA&APAC were able to undergo leadership development through a range of formal programs, experiential focused talent development, coaching and mentoring.
•Employee Engagement - We believe that engaging our employees, through surveys during the onboarding process and throughout the employee journey, provides us with valuable insight into how we can develop our company culture to help ensure that our people feel supported and able to thrive at our company. We gauge our employees’ sentiments through Employee Experience surveys three times a year in the Americas and biannually in EMEA&APAC. In addition, our CEO regularly hosts live online question and answer sessions available to all employees. We believe these sessions also help create a company culture where open, honest dialogue is supported and encouraged, and where people are empowered to raise questions and concerns about our business and our culture.
Preserving the Planet
We have a long legacy of commitment to environmental sustainability, dating back to Bill Coors’ invention of the two-piece aluminum can in the late 1950s and implementation of some of the first recycling programs in the U.S.
In 2017, we launched Our Imprint 2025 Planet goals for climate and water and, in 2019, incorporated our ambition to make our packaging more sustainable. As further detailed in our annual ESG Report, we have set goals, which we aim to achieve by 2025, to:
•Reduce our greenhouse gas emissions;
•Reduce our water-to-product ratio, reduce the amount of water required to grow our barley, and restore water to key stressed watersheds in Colorado and Texas;
•Make 100% of our packaging reusable, recyclable or compostable; and
•Aim to ensure that our consumer-facing plastic packaging has a certain percentage of post-consumer recycled content.
As detailed in our annual ESG report, we continued the implementation of energy and water efficiency improvements across our facilities, including a multi-year renovation project of our Golden Colorado brewery, a renewables contract for our Fort Worth, Texas brewery and a wind-power based power purchase agreement in the U.K. In 2022, we also continued our partnership work to support water restoration activities in water-stressed portions of Texas and Colorado, as well as our Barley Growers program in the U.S.
Environmental Compliance Matters
Our operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have an impact on human health or the environment. Such laws, regulations or ordinances may impose liability for the cost of remediation, and for certain damages resulting from sites of past releases of hazardous materials. Our policy is to comply with all such legal requirements. While we cannot predict our eventual aggregate cost for the environmental and related matters in which we may be or are currently involved, we believe that any payments, if required, for these matters would be made over a period of time in amounts that would not be material in any one year to our operating results, cash flows, or our financial or competitive position. We believe adequate reserves have been provided for losses that are probable and estimable. However, there can be no assurance that environmental laws will not become more stringent in the future or that we will not incur material costs in the future in order to comply with such laws. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" under the caption "Environmental" for additional information regarding environmental matters.

Global Intellectual Property
We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patent and design registrations with expiration dates through 2040 relating to brewing methods, beer dispensing systems, packaging and certain other innovations. We are not reliant on patent royalties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.
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
Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 21, 2023:

Name	Age	Position
Gavin D.K. Hattersley	60	President and Chief Executive Officer
Tracey I. Joubert	56	Chief Financial Officer
Sergey Yeskov	46	President and Chief Executive Officer, Molson Coors EMEA&APAC
Peter J. Marino	50	President, Emerging Growth
Anne-Marie Wieland D'Angelo	46	Chief Legal & Government Affairs Officer and Secretary
Michelle E. St. Jacques	45	Chief Marketing Officer
ITEM 1A.    RISK FACTORS
Investing in our Company involves risk. Investors should carefully consider the following risk factors and the other information contained within this report. The risks set forth below are those that management believes are most likely to have a material adverse effect on us. Investors are encouraged to read each risk factor as related and interconnected to the other risk factors set forth in this section. However, the risks set forth below are not a comprehensive description of the risks facing our Company. We may also be subject to other risks or uncertainties not presently known to us or that we currently deem to be immaterial but may materially adversely affect our business, financial condition or results of operations in future periods. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. If the following risks or uncertainties, individually or in combination, actually occur, they may have a material adverse effect on our business, financial conditions, results of operations or prospects. See also "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."
Risks Related to our Company and Operations
Deterioration of general economic, political, credit and/or capital market conditions, including those caused by the ongoing Russia-Ukraine conflict or other geopolitical tensions, could adversely affect our financial performance, our ability to grow or sustain our business, financial condition and results of operations, and our ability to access the capital markets. We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our business and the businesses of our customers, suppliers and consumers. Recessions, economic downturns, price instability, inflation, slowing economic growth and social and political instability in the markets where we compete could negatively affect our revenues and financial performance, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by the ongoing conflict between Russia and Ukraine (which we refer to as the "Russia-Ukraine conflict"), global supply chain disruptions and inflation have adversely impacted and could continue to adversely impact our business and financial results.
Specifically, the ongoing Russia-Ukraine conflict, has adversely affected the global economy, and the geopolitical tensions and conflicts it has generated and continues to generate negatively impact our operations. It has resulted in heightened economic sanctions from the U.S., the U.K., the European Union and the international community. As a result of the Russia-Ukraine conflict, in 2022 we suspended all exports of any MCBC brands to Russia and we terminated the license to produce any of our brands in Russia, which may expose us to adverse legal proceedings. Even though our sales in Russia have historically been limited, representing less than 0.2% of our 2021 consolidated net sales and less than 1% of our 2021 EMEA&APAC net sales, and we have no physical assets in Russia, the effect of the Russia-Ukraine conflict due to the widespread impact has had and could continue to have a material adverse outcome on our business, financial condition, results of operations, supply chain, availability of critical supplies, intellectual property, partners, customers or employees. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, energy supply availability shortages, supply chain and logistics disruptions, lower consumer demand, and volatility in foreign exchange rates, interest rates and financial markets, any of which may adversely affect our business and supply chain. Similar geopolitical tensions and political conflicts could adversely impact our employees, financial performance and global operations, including by, among other things, jeopardizing the safety of our employees and facilities, disrupting our and our partners’ production, supply chain and logistics and communications, and causing market volatility, which could adversely impact consumer demand and our sales. More broadly, there could be additional negative impacts to our financial results if the Russia-Ukraine conflict worsens, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, including with respect to food, energy and supply chain cost increases or shortages, or the geographic proximity of the conflict relative to the rest of Europe. In addition, the effects of the ongoing Russia-Ukraine conflict could amplify or affect many of our other risks described elsewhere in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
In addition, the capital and credit markets provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide, which can vary from period to period. A global or regional economic downturn or disruption of the credit markets could increase our future borrowing costs and impair our ability to access capital and credit markets necessary for our operations and to execute our strategic plan. If our access to capital on terms commercially acceptable to us were to become significantly constrained, or if costs of capital increased significantly, then our financial condition, results of operations and cash flows could be adversely affected. Further, continued disruption and declines in the global economy have impacted and could continue to impact our customers' liquidity and capital resources and therefore our ability to collect, or the timeliness of collection of our accounts receivable from them, which may have a material adverse impact on our performance, cash flows and capital resources.
Our operations are dependent on the global supply chain and face significant exposure to changes in commodity and other input prices, and impacts of supply chain constraints and inflationary pressures could adversely impact our operating results. We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products. Our business has been, and may continue to be, impacted by supply chain constraints, including as a result of raw materials and ingredient shortages, longer lead times, port congestion and increased freight costs caused, in part, by the coronavirus pandemic, the Russia-Ukraine conflict and the uncertain economic environment worldwide. These supply chain constraints also put significant inflationary pressures on commodity and other input prices. In addition, current proposed or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and other components for our business. We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate containers as well as cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas, electricity and carbon dioxide in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, inflation, alternative sources for suppliers, global geopolitical events, such as the Russia-Ukraine conflict (especially as to their impact on energy supply prices in general, including crude oil prices and the resulting impact on diesel fuel prices), global or regional disease outbreaks or pandemics, such as the coronavirus pandemic, trade agreements among producing and consuming nations, governmental regulations (including tariffs), frosts, droughts and other weather conditions, changes in precipitation patterns, the frequency of extreme weather events, economic factors affecting growth decisions, plant diseases, theft and industry surcharges and other practices.
Similarly, if the costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of these matters through customer price increases, cost savings to offset cost increases, hedging arrangements, or other measures, our results of operations and financial condition could be adversely impacted. If our competitors maintain or substantially lower their prices, we may lose customers or mark down prices. Our profitability may be impacted by prices that do not offset the inflationary pressures, which may impact our gross margins. Even if we are able to raise the prices of our products, we may not be able to sustain such price increases and consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation and sales. Temporary or sustained price increases may also lead to a decrease in demand for our products as competitors may not adjust their prices or consumers may decide not to pay higher prices for our products, which could lead to a decline in sales volume and loss of market share. Our projections may not accurately predict the volume impact of price increases, which could adversely affect our business, financial condition and results of operations.

Even though our businesses are working to alleviate supply chain constraints through various measures, such as sourcing from additional suppliers and using alternative delivery methods or materials, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Packaging material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand in off-premise channels or particular packages which in turn could impact our net sales and market share. In addition, in 2021 and 2022, shortages of raw materials and disruption to the global supply chain negatively impacted sales, costs and inventory availability and may continue to have a negative impact on future results and profitability.
In the U.S., we are exposed to variability in the market price of a regional premium differential (which we refer to as “the Midwest Premium”) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential fluctuates in relation to several conditions, including the supply of and demand for aluminum in a particular region, associated transportation costs and warehouse financing transactions, which limit the amount of physical aluminum available to consumers and increases the price differential as a result. During periods of greater volatility in the Midwest Premium, the variability in our cost of goods sold can also increase. In addition to impacting the prices of raw materials, a constant or periodic change in the Midwest Premium differentials may impact our end consumers as we must either pass on the increased costs to our consumers or decrease our profit margins. Increases in the Midwest Premium, or the inability to pass through any fluctuation in aluminum prices or regional premiums to our end consumers, could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Geopolitical tensions, the ongoing coronavirus pandemic and related governmental and port facility actions have caused delays in shipments of our products and supplies. During the year ended December 31, 2022, we and our suppliers experienced disruptions that impacted our supply chain and increased global lead-time for our products, including port congestion, temporary closures and worker shortages. Further, we distribute our products and receive raw materials primarily by truck or rail. We have experienced, and may continue to experience, higher transportation and costs despite our efforts to reduce the impact of these higher costs. Higher transportation costs are a result of increased fuel and labor prices and freight costs, as well as reduced trucking capacity due to driver shortages. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in higher freight costs. Reduced availability of trucking or rail capacity may also result from an increase in competition for transportation of products and has caused, and could continue to cause, us to incur unanticipated expenses, such as using the spot market. Any efforts to pay spot market prices, which are higher than they have been in many years, or similar methods could adversely impact our business and financial results. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesalers, and diminished brand loyalty. Similarly, failure to adequately produce and timely ship our products to customers and consumers could lead to lost potential revenue, failure to meet consumer demand, strained relationships with customers and consumers and diminished brand loyalty.
Weak, or weakening of, economic, social or other conditions in the markets in which we do business, including cost inflation and reductions in discretionary consumer spending, could adversely impact demand for our products or cause consumers to suffer financial hardship, which could have a material adverse effect on our business and financial results. Beer consumption in some of our markets could be closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income driven by increases in inflation, energy costs, income (and other) taxes and the cost of living, increased and prolonged unemployment or a further decline in consumer confidence, in each case, as a result of the coronavirus pandemic, the Russia-Ukraine conflict or other geopolitical tension, as well as limited or significantly reduced points of access of our product, political or economic instability or other country-specific factors, could continue to have a material adverse effect on the demand for our products.
For example, under difficult or deteriorating economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products by shifting away from our premium and above premium products to lower-priced products offered by us or other companies or by shifting to off-premise from on-premise consumption, negatively impacting our net sales and margins. A significant portion of our consolidated net sales are concentrated in the U.S., Canada and countries in Europe, which represent the majority of net sales within our Americas and EMEA&APAC segments. Therefore, unfavorable macroeconomic conditions, such as inflationary pressures, a recession or continued slowed economic growth in the U.S., Canada or countries in Europe, could negatively affect consumer demand for our product in these important markets, which consequently, may negatively affect the results of operations in our Americas and EMEA&APAC segments. Softer consumer demand for our products could reduce our profitability and would have a material adverse effect on our business and financial results.
Loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, fires, hurricanes, floods, acts of war, terrorist attacks, cyberattacks and other disruptions in information systems, such as the March 2021 cybersecurity incident, disease outbreaks or pandemics, such as the coronavirus pandemic, and other natural disasters or catastrophic events that damage, disrupt or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. If any of our breweries or key facilities or the key facilities of our significant suppliers experience a significant operational disruption or catastrophic loss, it could delay, disrupt or reduce production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. Such significant disruptions could be due to, among other things:
•the loss or disruption of the timely availability of adequate supplies of essential raw materials for us and our suppliers, including single-source suppliers;
•our ability to integrate new suppliers into our operations;
•material financial issues facing our suppliers, such as bankruptcy or similar proceedings;
•transportation and logistics challenges, including as a result of port and border closures and other governmental restrictions and the availability and capacity of shipping channels as customers may shift to increased online shopping;
•the loss or disruption of other manufacturing, distribution and supply capabilities;
•the loss or disruption of the energy sources or suppliers in Europe due to supply shortages as a result of the Russia-Ukraine conflict, including price increases in the energy market;
•labor shortages, strikes or work stoppages;
•the loss or disruption of the supply of carbon dioxide gas;
•acts of war and terrorism
•illness to our employees or their families or governmental restrictions on such employees' ability to travel or perform necessary business functions; or
•as a result of the need for us or our suppliers to operate our respective businesses with substantial modifications to employee travel and employee work locations.
We experienced certain of the foregoing risks and losses in connection with the March 2021 cybersecurity incident and the coronavirus pandemic. Additionally, certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Our business and results of operations could also be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and effect on the priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed in recent years, and we have incurred brewery closure costs, including charges associated with the closure of the Irwindale brewery in 2020, which was subsequently sold to Pabst Brewing Company, LLC in the fourth quarter of 2020. We regularly review our supply chain network to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.
Cybersecurity incidents impacting our information systems, and violations of data privacy laws and regulations could disrupt our business operations and adversely impact our reputation and results of operations. Our information systems may be the target of cyber-attacks or other security breaches, which, if successful, could, among other things, disrupt our operations, applications and services, cause the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, prevent us from accessing or relying upon critical business records, cause reputational damage, or impact the costs or ability to obtain adequate insurance coverage. These incidents may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. The risk of cyber threats or cyberattacks increases as we rely more on digital partners, including supply-chain partners integrated into our business, who may also be the target of cyberattacks or other security breaches. If our information systems suffer severe disruption, damage, or shutdown we could experience delays and disruptions in our business, including brewery operations, production and shipments and delays in reporting our financial results, such as those we experienced with the March 2021 cybersecurity incident, which could adversely affect our cash flows, competitive position, reputation, financial condition or results of operations. A breach of our information systems, such as the March 2021 cybersecurity incident could subject us to litigation, including class action or derivative lawsuits, regulatory fines, and penalties, any of which could have a material adverse effect on our financial results or reputation. We have seen an increase in the number of cyberattacks due, in part, to the large number of our employees that are working and accessing our technology infrastructure remotely because of shifts in working arrangements primarily as a result of the coronavirus pandemic. In addition, the March 2021 cybersecurity incident may embolden other individuals or groups to target our information systems and impact the costs or ability for us to obtain adequate insurance coverages moving forward. Furthermore, continued geopolitical turmoil, including the Russia-Ukraine conflict, has heightened the risk of cyberattacks.
We expend significant financial resources to protect against cyber threats and cyberattacks. We may be required to incur further costs to alleviate problems and remedy damage caused by physical, electronic and cybersecurity breaches, including the potential for increased ongoing expenses related to the March 2021 cybersecurity incident, and to address possible increased information system attacks as a result of the incident, which could have a material adverse effect on our business and financial results. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented regardless of our expenditures and protection efforts. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results. For example, we incurred certain incremental one-time costs of $2.4 million in the year ended December 31, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries. Although we attempt to vigorously monitor and mitigate against cyber risks, including through leveraging multi-sourced threat intelligence and investing in new technologies, we may incur significant costs in protecting against or remediating cyberattacks or other cybersecurity incidents.
Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, including but not limited to, the European Union's General Data Protection Regulation, California Privacy Rights Act, which took effect on January 1, 2023, or the Virginia Consumer Data Protection Act, which took effect on January 1, 2023, damage our reputation and credibility or expose us to increased risk of lawsuits, loss of existing or potential future customers and/or increases in our security costs, any of which could have a material adverse effect on our business and financial results. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, even if encrypted, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches varies by jurisdiction and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.
The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and enhance the image and reputation of our existing brands and products, including our corporate purpose, mission and values. Concerns about product quality, even when unsubstantiated, could be harmful to our image and the reputation of our brands and products. While we have quality control programs in place, in the event we or our third-party manufacturers experience an issue with product quality or if any of our products become unsafe or unfit for consumption, are misbranded or cause injury, we may experience recalls or liability in addition to business disruption which could further negatively impact our brand image and reputation, negatively affect our sales and cause us to incur additional costs. A widespread product recall, multiple product recalls or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. We also could be exposed to lawsuits relating to product liability, marketing or sales practices or intellectual property infringement. Our brand image and reputation may also be difficult to protect due to less oversight and control as a result of outsourcing some of our operations internationally or entering new or different product lines. If we are unable to address and uphold our plans with respect to our ESG initiatives or actions by and attitudes of regulators and the public health community, our image and brand equity may deteriorate, which may be difficult to combat or reverse and could have a material adverse effect on our business and financial results.
In addition, because our brands carry family names or we may partner with celebrities or other famous sponsors, personal activities by certain members of the Molson or Coors families, our promotional partners or business partners that harm their public image or reputation could also have an adverse effect on our brands or our reputation. Our brand image and reputation may be negatively impacted by our ability to navigate social media campaigns and trends in pursuit of various dynamic issues facing society on regional and global levels across the markets in which we operate.
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

The global beer industry and the broader alcohol industry are constantly evolving, and our position within the global beer industry and the success of our products in our markets may fundamentally change. If we do not successfully transform along with the evolving industry, market dynamics and consumer preferences, our business and financial results could be materially adversely affected.  The brewing industry has significantly evolved over the years becoming an increasingly consolidated global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements. In contrast, it has now become increasingly complex and competitive as the consolidation of brewers has resulted in fewer major market participants. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position. In addition, local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the beer markets in the U.S. and Canada have long consisted of a select number of significant market participants with government-regulated routes to market. However, evolution in these markets and our other beer markets, together with emerging changes to consumer preferences, have resulted in a significant increase in market entrants, consumer choices and market competition, as well as increased government scrutiny.
Our Coors Light and Miller Lite brands in the Americas, and Carling, Staropramen, Ozujsko, Bergenbier and Coors brands in EMEA&APAC represented more than half of each respective segment's sales volumes in 2022. Additionally, several of our brands represent a significant share of their respective market and, therefore, continued volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results.
Furthermore, the broader alcohol industry is experiencing a shift in drinking preferences and behaviors of consumers due to, among others, changing taste preferences, changing demographics, downturns in economic conditions or perceived value, as well as changes in consumers' perception of our brands and the brands of our competitors due to negative publicity, regulatory actions or litigation. There has been more attention focused on health concerns and the harmful consumption of alcoholic beverages, which could result in a change in the social acceptability of beer and other alcoholic beverages, which could materially impact the consumption of beer, other alcoholic beverages and, consequently, our sales. If we are unsuccessful in evolving with, and navigating through, these changes to the markets in which we operate, there could be a material adverse effect on our business and financial results. Specifically, the markets in which we operate have experienced vast expansion in above premium products, specifically in flavored malt beverages (including hard seltzers), ready-to-drink beverages, spirit-based beverages, craft beer, cider, CBD and other cannabis beverages and other similar beverages. If our competitors are able to respond more quickly to the evolving trends within those and similar beverage categories, or if our new products in these categories are not successful, our business and financial results may be adversely impacted. In addition, Canada has passed, and certain states in the U.S. have passed or are considering passing, laws and regulations that allow the sale and distribution of cannabis. It is not possible to predict the impact that widespread adoption of laws and regulations permitting the sale and distribution of cannabis may have on sales of our alcoholic beverages, but it is possible that legal cannabis usage could adversely impact the demand for our products.
In Canada, changes to interprovincial trade rules, regulations, distribution models, and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. Currently, in Ontario and other provinces, provincial governments are reviewing and, in some cases, changing this historical foundation as a result of this market evolution and increased demand by some for government's intervention to remove distribution regulations, including potential changes to the beer distribution and the retail systems in Ontario as discussed below. In addition, along with other brewers in Canada, we currently use an industry standard returnable bottle which represents approximately 25% of total volume sales (excluding imports) in Canada. Changes to the Industry Standard Bottle Agreement could impact our use of the industry standard returnable bottle. If we cease to use the industry standard returnable bottle in Canada, our current bottle inventory and a portion of our bottle packaging equipment could become obsolete and could result in a material write-off of these assets.
Our products also generally compete with other alcoholic beverages. We compete with other beer and alcoholic beverage companies not only for legal age drinker acceptance and loyalty, but also for shelf, cold box and tap space in retail establishments and for marketing focus by our distributors and their customers, all of which also distribute and sell other beers and alcoholic beverage products. If we do not successfully transform along with the evolving industry and market dynamics and consumer preferences, our business and financial results could be materially adversely affected.
Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors may have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. Furthermore, our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than us. In order for us to remain competitive, we will need to quickly and correctly adopt digital technologies, build analytical capabilities and scale brand expense investment levels, which our competitors may be able to achieve faster and with more resources. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers and between brewers and other beverage companies and convergence of beverage categories may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks, alternate distribution networks and pressures from marketing and pricing tactics by competitors. Further consolidation of distributors in our industry could reduce our ability to promote our brands in the markets in a manner that enhances rather than diminishes our brands' value, as well as reduce our ability to manage our pricing effectively and efficiently. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Failure to generate cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower profitability or loss of market share and volumes. We may also face inflationary pressures that may negatively influence our or our competitors' prices and reduce margins on our products. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our global competitors who may already be in such markets. For example, net sales in our Americas segment accounted for approximately 81% of our total 2022 net sales. As a result, to the extent that we are unable to maintain or grow our market share in our mature markets, our sales and, in turn, business and financial results could be materially and adversely affected.
Our success as an enterprise depends on our ability to successfully and timely innovate beyond beer, and any inability to deliver new products could have a material adverse effect on our business and financial results.    As part of our revitalization plan, our future topline growth will depend, in part, on our ability to timely innovate and develop new products beyond traditional beer. In connection with our revitalization plan, we plan to continue to innovate, test and scale products faster than we have before. In addition, we also rely on certain arrangements with partner brands for innovation, development and growth in new products beyond beer. However, the launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of incremental or on-time costs and an unsuccessful launch or short-lived popularity of our product innovations could, among other things, affect consumer perception of our existing brands and our reputation as well as result in inventory write-offs and other costs. Our inability to attract consumers to our product innovations relative to our competitors’ products, especially over time, could have a material adverse effect on our growth, business and financial results.
Changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol and cannabis, could adversely affect our business. In recent years, there has been an increase in public and political attention on health and well-being as they relate to alcoholic beverages and the other categories in which we operate, including cannabis. In addition, the alcoholic beverage industry is regularly the subject of anti-alcohol activist activity related to health concerns from the harmful consumption of alcohol, concerns regarding underage drinking, and exposure to alcohol advertisements. Negative publicity regarding alcoholic beverages and changes in consumer perceptions in relation to beer, other alcoholic, CBD, or other cannabinoid beverages could adversely affect the sale and consumption of our products, which could adversely affect our business and financial results. The changing legal landscape with respect to cannabis and the lack of consumer market data makes it difficult to predict the pace at which the cannabis market may grow, if at all, and the products that consumers will purchase in the cannabis marketplace. Additionally, the concerns around alcohol, CBD and cannabis as well as health and well-being could result in unfavorable regulations or other legal requirements in certain markets in which we operate, such as advertising, selling and other restrictions, increased taxes associated with our sales, or the establishment of minimum unit pricing. Any such regulations or requirements could change consumer and customer purchasing patterns and may require us to incur significant compliance costs, which could negatively impact our business and financial results. In particular, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to substantially curtail the consumption of alcohol, including beer, in developed and developing markets. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, in February 2021, the European Union published its Europe Beating Cancer Plan. As part of the plan, by the end of 2023, the European Union has indicated it will issue a proposal for mandatory health warnings on alcohol beverage product labels. In addition, Ireland passed a law requiring new health warning labels on our products.
Due to a high concentration of workers represented by unions or trade councils, we could be significantly affected by labor strikes, work stoppages or other employee-related issues. As of December 31, 2022, approximately 31% and 24% of our Americas and EMEA&APAC workforces, respectively, are represented by trade unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. A prolonged labor strike, work stoppage, unionization efforts or other employee-related issues could have a material adverse effect on our business and financial results. For example, in the first few months of 2021, we experienced a labor disruption with our Toronto brewery unionized employees resulting from on-going negotiations of the collective bargaining agreement. This labor disruption resulted in slightly slower than expected production at the Toronto brewery in the first few months of 2021. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results.
There were four collective bargaining agreements in Québec that expired at the end of 2021. In late 2021 and in 2022, we began negotiating one of these collective bargaining agreements with our Montreal unionized distribution and brewery employees. At the end of March through mid-June 2022, approximately 400 unionized employees in our Montreal/Longueuil, Québec brewery and distribution centers went on strike, which adversely affected our business, operations and financial results during the second and third quarters of 2022. As of the third quarter of 2022, we successfully negotiated all four collective bargaining agreements in Québec that expired at the end of 2021. Two of the four collective bargaining agreements in Québec expire on December 31, 2026 and the remaining two collective bargaining agreements expire on December 31, 2027. Despite these new agreements, there may be additional labor strikes, work stoppages, unionization efforts or other employee-related issues, either prior to or following the expiration of these agreements, each of which could significantly affect our business and financial results.
ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation. Companies across all industries are facing increasing scrutiny relating to their ESG practices and policies. Increased focus and activism related to ESG may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our ESG practices and policies. In particular, investor advocacy groups, institutional investors, stockholders, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on ESG practices and policies of companies, including sustainability performance and risk mitigation efforts. These stakeholders have placed increased importance on ESG practices and their effect on companies from an investor, consumer, customer or employee perspective. If our ESG practices do not meet investor or other stakeholder expectations and standards or evolving regulatory requirements, our stock price, brand, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.
In addition, as part of Our Imprint 2025 strategy, we published goals across a range of ESG areas, including environmental sustainability and diversity, equity and inclusion ("DEI") matters. If we do not adapt to or comply with new ESG regulations, such as those related to climate change, carbon emissions and related ESG disclosure requirements, or fail to meet the ESG goals under Our Imprint 2025 strategy or evolving investor, industry or stakeholder expectations and standards, or if we are perceived (whether or not valid) to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from a competitor, and our reputation, business or financial results may be adversely affected. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we are unable to meet these goals, then we could incur adverse publicity and reaction from investors, activist groups or other stakeholders, which could adversely impact the perception of us and our products and services by current and potential customers, as well as investors, which could adversely impact our business and financial results.
Climate change and other weather events may negatively affect our business and financial results.  There is concern that a gradual increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. Global climate change could have various impacts on our operations, ranging from more frequent extreme weather events to extensive governmental policy developments, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, supply chain and customers. Changing weather patterns and more volatile weather conditions could result in decreased agricultural productivity in certain regions that may impact quality, limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions, including power disruptions due to the foregoing, could also impair production capabilities, disrupt our supply chain, distribution networks and routes to market, or impact demand for our products, any of which may cause us to experience additional costs to maintain or resume operations.

Public concern over climate change has resulted in, and may continue to result in, new or increased regional, federal and global legal and regulatory requirements, including taxation, to reduce or mitigate carbon emissions and to limit or impose additional costs on carbon and water usage or other climate-related objectives. In the event that such regulation is more stringent than current regulatory obligations, or the measures that we are currently undertaking to monitor and improve our resource efficiency, we may experience disruptions in, or increases in our costs of, operation and delivery to comply with new regulatory requirements due to investments in facilities and equipment or the relocation of our facilities. If we or our suppliers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In particular, proposed, new or inconsistent regulation and taxation of fuel and energy could increase the cost of complying with such laws and regulations as well as the cost of operation, including fuel required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
Beyond the commercial pressures implicated by climate change concerns, our operations may face potential adverse physical effects. For example, we have a major brewery in the state of Colorado, which has recently experienced several significant wildfires, and we have another major brewery in Texas, which experienced a severe winter weather event in 2021. If any of our properties and production facilities experience a significant operational disruption or catastrophic loss due to natural disasters or severe weather events, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties, which may negatively affect our business and financial results.
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
We have substantial brewery operations in the states of Colorado and Texas, which have been areas vulnerable to water scarcity conditions. Certain western states in the U.S. are experiencing an extended drought, which can impact the quality and quantity of agricultural ingredients such as barley and hops. The continuation or recurrence of such conditions could have an adverse effect upon our agricultural supply chain. We and our suppliers are dependent on sufficient amounts of quality water for operation of our breweries and key facilities and the key facilities of our significant suppliers. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their fields. A substantial reduction in water in certain agricultural areas could result in material losses of crops, such as barley or hops, which could lead to a shortage of our product supply. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs or face production constraints, which could adversely affect our business and financial results.
We depend on key personnel, the loss of whom could harm our business, and labor shortages, employee turnover and wage increases could significantly impact our operations. The loss of the services and expertise of any key employee could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. If we were to experience turnover of senior management or if a member of our senior management were to become ill or incapacitated, our stock price, our results of operations, our commercial and supply chain operations and our vendor or customer relationships could each be adversely impacted and such events may make recruiting for future management positions more difficult. The labor market for many of our employees is very competitive, and wages and compensation costs continue to increase. Our ability to attract and retain key talent has been, and may continue to be, impacted by challenges in the labor market, particularly in the U.S., which has recently been experiencing wage inflation, labor shortages, a continued shift toward remote work and the continued effects of the coronavirus pandemic. In addition, labor costs in the U.S. are rising and our industry is experiencing a shortage of qualified workers. If we face labor shortages and/or increased labor costs as a result of increased competition for employees, higher employee turnover rates, or increases in employee benefits costs, our operating expenses could increase, which could negatively impact our growth and results of operations. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business, as discussed above. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.
Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely extensively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal and tax requirements. As information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions, obsolescence, or security threats or breaches. Furthermore, the importance of such information technology systems and networks has increased due to many of our employees working remotely as a result of our changing workplace dynamics. Additionally, if any of our significant service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions, which could disrupt our business and adversely affect our financial results.
Impacts related to the coronavirus pandemic have disrupted, and may continue to disrupt our operations, which has had and could continue to have a material adverse effect on our business and financial results. The global coronavirus pandemic created significant volatility, uncertainty and economic disruption. Our business has been and could continue to be, materially and adversely affected by the coronavirus pandemic and related weak, or weakening of, economic or other conditions, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and business partners are located, including those in regions of our Americas segment and EMEA&APAC segment. Therefore, unfavorable macroeconomic conditions, including as a result of the coronavirus pandemic and any resulting recession or slowed economic growth, have had, and could continue to have, an outsized negative impact on us, including changes in consumer behavior as a result of the coronavirus pandemic and related governmental or societal impositions of restrictions on public gatherings. Moreover, our operations could be disrupted by labor shortages due to our employees or employees of our business partners, including our supply chain partners, being diagnosed with the coronavirus or its related variants. The extent to which the coronavirus pandemic continues to impact our results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the resurgence of the coronavirus and its related variants, the efficacy of the vaccine and related vaccination efforts and the impact on the economic activity and regulatory actions taken to mitigate the impacts of the coronavirus pandemic. The potential resurgence of the coronavirus pandemic or other diseases that impact regional or global markets in which we operate may have a material adverse effect on our business and financial results. Further, the impact of the coronavirus pandemic may also exacerbate other risks discussed in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Poor investment performance of pension plan holdings and other factors impacting pension plan costs and contributions could unfavorably affect our business, liquidity and our financial results.    Our costs of providing defined benefit pension plans are dependent upon a number of factors, such as the rates of return on the plans' assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, exchange rate fluctuations, government regulation, court rulings or other changes in legal requirements, global equity prices, and our required and/or voluntary contributions to the plans. Although we comply with the minimum funding requirements, we have certain qualified pension plans with obligations which exceed the value of the plans' assets. These funding requirements also may require contributions even when there is no reported deficit. Without sustained growth in the pension investments over time to increase the value of the plans' assets, and depending upon the other factors as listed above, we could be required to fund the plans with significant amounts of cash. Such cash funding obligations (or the timing of such contributions) could have a material adverse effect on our cash flows, credit rating, cost of borrowing, financial position and/or results of operations.
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
•limit our flexibility to plan for and adjust to changing business and market conditions, including successfully execute our revitalization plan, and increase our vulnerability to general adverse economic and industry conditions, such as the economic climate caused by the Russia-Ukraine conflict;
•require us to make unfavorable changes to our financing structure;
•require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund strategic opportunities, including acquisitions or other investments, working capital, business activities, and other general corporate requirements;
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
In addition, certain of our current and future debt and derivative financial instruments have or, in the future, could have interest rates that are tied to reference interest rates. The volatility and availability of such reference rates are out of our control. Additionally, the discontinuation, replacement or reform of the London Interbank Offered Rate (“LIBOR”), could affect our interest rates and financing costs. LIBOR is being discontinued and is scheduled to be fully phased-out by June 2023. In October 2021, we amended the agreement governing our revolving credit facility and replaced LIBOR as the reference interest rate with the Sterling Overnight Index Average (“SONIA”), for borrowings denominated in Pound Sterling and the Euro Interbank Offered Rate (“EURIBOR”), for borrowings denominated in Euros. It is unclear, however, if alternative rates or benchmarks, such as SONIA and EURIBOR, will be widely adopted, and this uncertainty may impact the liquidity of the SONIA and EURIBOR debt markets. SONIA and EURIBOR may be more volatile than LIBOR, and there may be uncertainty as to the nature of alternative reference rates or as to the calculation of the applicable interest rate or payment amounts under the terms of an agreement or instrument that utilizes such rates or benchmarks. We have strategized and may continue to strategize and amend any current or future contracts to accommodate this transition away from LIBOR. While we do not expect the transition from LIBOR and the risks related thereto to have a material adverse effect on us, it remains uncertain at this time.
A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are, or are at risk of being, unable to meet our deleveraging commitments. Although we have publicly expressed our intention to maintain an investment grade debt rating, ratings are determined by third-party rating agencies and in some cases the events that may cause us to suffer a ratings downgrade are unpredictable and outside of our control, such as the economic climate caused by the coronavirus pandemic and its impact on our business. A credit ratings downgrade, particularly a downgrade below investment grade, could increase our costs of future borrowing, negatively impact our hedging instruments or sources of short-term liquidity and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets. Deterioration of our credit rating may also raise governance issues within the Company and with external regulators.
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
We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our business and financial results.  In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of our acquisition in October 2016 of the remaining portion of MillerCoors LLC (which we refer to as the "Acquisition"), we allocated approximately $6.3 billion and $7.6 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our annual goodwill impairment testing completed as of October 1, 2022, indicated that the fair value of our Americas reporting unit was below its carrying value. As a result, we recorded a partial impairment charge of $845.0 million recorded within goodwill impairment, in our consolidated statements of operations during the fourth quarter of 2022. Furthermore, in the fourth quarter of 2020, we recorded an impairment charge of approximately $1.5 billion related to our EMEA&APAC reporting unit. As of the year ended December 31, 2022, the Americas reporting unit was partially impaired and the EMEA&APAC reporting unit was fully impaired.
Our most recent impairment analysis, conducted as of October 1, 2022, the first day of our fiscal fourth quarter, indicated that the carrying value of the Americas reporting unit was determined to be in excess of its fair value such that an impairment loss of $845.0 million was recorded. Due to the current year testing that resulted in a partial impairment, it was determined that the fair value of the Americas reporting unit is considered to be at risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including macroeconomic risks like the continued prolonged weakening of economic conditions and cost inflation along with company-specific risks like the performance of our above premium transformation efforts and overall market performance of new innovations and our expansion in products beyond-the-beer aisle, or significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples or weighted-average cost of capital utilized in the discounted cash flow analyses. Although the fair values of our indefinite-lived intangible assets are in excess of their carrying values, the fair values are sensitive to the aforementioned potential changes that could have an adverse impact on future analyses. Any future impairment of the Americas reporting unit or our indefinite-lived intangible assets, or reclassification of indefinite-lived intangible assets to definite-lived, may result in material charges that could have a material adverse effect on our business and financial results, as evidenced by the charges incurred during the fourth quarter of 2022 and 2020, as previously noted above. The testing of our goodwill for impairment is also predicated upon our determination of the reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Estimates" and Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for additional information related to the results of our annual impairment testing.
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price. Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, our revitalization plan, category growth, development and launch of innovative new products, market share projections, product pricing, sales, volume and product mix, foreign exchange rates and volatility, tax rates, interest rates, commodity prices, distribution through truck versus railcar, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, pay dividends and meet debt obligations. In addition, our ability to achieve our revitalization plan goals, and the anticipated cost savings and other benefits of our restructuring activities, are subject to various assumptions and uncertainties. There is no assurance that we will fully realize the anticipated costs and other benefits of our restructuring activities or execute successfully on our revitalization plan in the time frames we desire or at all. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of the coronavirus pandemic. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.
Risks Related to Our Dependence on Third Parties
We rely on a small number of suppliers to obtain the input materials, in particular the packaging materials, we need to operate our business. The inability to obtain materials or disruptions at the facilities of our suppliers could unfavorably affect our ability to produce our products, which could have a material adverse effect on our business and financial results.    We purchase certain types of input and other packaging materials, including aluminum cans and bottles, glass bottles, paperboard and carbon dioxide from a small number of suppliers. The demand for such input materials in the beverage industry has significantly increased, and there has been a shortage of capacity and increases in costs. In addition, consolidation of packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results. Additionally, if the financial condition of these suppliers deteriorates, our business and financial results could be adversely impacted. Our suppliers’ financial condition is affected in large part by conditions and events that are beyond our and their control, including:
•competitive and general market conditions in the locations in which they operate;
•the availability of capital and other financing resources on reasonable terms;
•loss of major customers;
•disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters;
•the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations; or
•any of the foregoing, among other things, as a result of the coronavirus pandemic or otherwise.
A deterioration of the financial condition or results of operations of one or more of our major suppliers could adversely affect our business and financial results.
Termination or changes of one or more manufacturer, distribution or production agreements, or issues caused by our dependence on the parties to these agreements, could have a material adverse effect on our business and financial results.    We manufacture and distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to produce, import, market, distribute and sell certain Heineken brands in Canada, and our arrangements with ABI to brew and distribute Beck's, Stella Artois, and Lowenbrau and to distribute Hoegaarden, Leffe, and Corona in Central Europe. We also have agreements with Asahi for the production and import of Pilsner Urquell and Peroni Nastro Azurro into the U.S. under a perpetual royalty-free license. In addition, we produce, market, sell and distribute the Topo Chico Hard Seltzer and Simply Spiked branded products pursuant to authorizations from The Coca-Cola Company. These agreements have varying expiration dates and performance criteria, with several agreements approaching expiration in the near future. The non-renewal or loss of one or more of these arrangements, because of failure to perform or failure to agree to terms of an extension, or as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. As part of our efforts to streamline operations and to manage capital investments, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these third parties to perform is largely outside of our control. If one or more of these parties experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, which could increase our costs or prevent or delay the delivery of our products. Further, our business includes various joint venture and industry agreements which standardize parts of the supply chain system. An example includes our warehousing and customer delivery systems in Canada organized under joint venture agreements with other brewers. Any negative change in these agreements or material terms within these agreements could have a material adverse effect on our business and financial results.
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

Our operations in developing and emerging markets expose us to additional risks, which could harm our business and financial results. We continue to operate in developing and emerging markets. In certain of these markets, we have limited operating experience and may not succeed. In addition to risks described elsewhere in this report, our operations in these markets expose us to additional heightened risks, including:
•changes in local political, economic, social and labor conditions;
•restrictions on foreign ownership and investments;
•repatriation of cash earned in countries outside the U.S.;
•import and export requirements;
•increased costs to ensure compliance with complex foreign laws and regulations;
•currency exchange rate fluctuations;
•a less developed and less certain legal and regulatory environment, which among other things can create uncertainty with regard to liability issues;
•longer payment cycles, increased credit risk and higher levels of payment fraud;
•increased exposure to global disease outbreaks or pandemics, such as the coronavirus pandemic; and
•other challenges caused by distance, language, and cultural differences.
In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the U.K. Proceeds of Crime Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and prohibitions on our ability to offer our products and services in one or more countries, each of which could have a materially negative effect on our reputation, brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners or agents will not violate our policies and procedures.
Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    Many countries in which we operate regulate the distribution of alcohol products and if those regulations were changed, it could alter our business practices and have a material adverse effect on our business and financial results. For example, in the U.S. market, there is a three-tier distribution system that governs the sale of malt beverage products. That system, requiring separation of manufacturers, distributors and retailers, dates back to the repeal of prohibition and is periodically subject to legal challenges. To the extent that such challenges are successful and change the three-tier system, including through the expansion of e-commerce and direct-to-consumer offerings, such changes could have a material adverse effect on our Americas segment results of operations. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain Canadian provinces, we rely on our joint venture arrangements with BRI and BDL to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the western Canadian provinces. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.
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
Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions regarding such matters as tariffs, licensing requirements, trade and pricing practices, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, packaging material regulations, ingredient regulations, unclaimed property and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement, which could have a material adverse effect on our business and financial results.
Future changes to U.S. or foreign trade policies, impositions of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations and fear of exposure to or actual impacts of a widespread disease outbreak, such as the coronavirus pandemic, may lead to the continuation or escalation of such risks and uncertainty.
In addition, changes to existing tax laws or the adoption of new tax policies, regulations, guidance or laws, particularly in the U.S., U.K. and Canada, could have a material adverse impact to our effective tax rate, future cash tax liabilities and our financial results in general. The current economic and political environment, including the focus on corporate tax reform, anti-base erosion rules and tax transparency, may result in significant tax law changes in the numerous jurisdictions in which we operate. The recent enactment of certain U.S. tax legislation, including the Inflation Reduction Act of 2022, could result in an increase in our effective tax rate or cash tax and adversely impact our financial results. Most recently, intergovernmental organizations such as the Organization for Economic Co-operation and Development and European Commission have proposed changes to the existing tax laws of member countries. Those proposals include a 15% global minimum tax on certain multinational companies, as well as changes in allocations of profit among tax jurisdictions in which companies operate, which if enacted by those countries in which we operate, could increase our overall tax liability and adversely impact our financial results.
Continued economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult, and prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, as well as legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. The final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.
Additionally, modifications of laws and policies governing foreign trade and investment, including trade agreements and tariffs such as the United States-Mexico-Canada Agreement, the European Union-United Kingdom Trade and Cooperating Agreement, or aluminum tariffs, could adversely affect our supply chain, business and results of operations. For example, in June 2018, U.S. tariffs on aluminum imports from Canada, Mexico and EU went into effect (though the U.S. lifted the aluminum tariffs on Canada and Mexico in May 2019), which created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. Continued imposition of U.S. aluminum tariffs, the implementation of additional tariffs and retaliatory tariffs from trade partners or related uncertainties could further increase the cost of certain of our imported materials, thereby adversely affecting our profitability. In addition, the recently enacted European Union-United Kingdom Trade and Cooperating Agreement resulted in certain disruptions in trade and the movement of goods, including prolonged transportation delays, which affected our ability to source raw materials and packaging for our products as well as our ability to import and export products.
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
The government(s) of each country in which we sell our products, including state and local jurisdictions in the U.S., levies excise taxes at varying rates. Additionally, U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. Increases in excise taxes, and such compliance taxes and bonds, could have a material adverse effect on our profitability.
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
Risks Related to Acquisitions and Joint Ventures
Risks associated with operating our joint ventures may materially adversely affect our business and financial results. We have entered into several joint ventures, including our joint ventures with Ball Corporation (i.e., Rocky Mountain Metal Container), and with Owens-Brockway Glass Container Inc. (i.e., Rocky Mountain Bottle Company), for a portion of our aluminum and glass packaging supply in the U.S., respectively. In addition, we have entered into a joint venture with HEXO Corp. to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages in Canada and were previously party to a joint venture with HEXO Corp. regarding similar opportunities for CBD beverages in certain U.S. markets. We have also entered into a joint venture with The Yuengling Company LLC to expand the distribution of Yuengling beer in the western U.S. We also have a joint venture in the U.K. regarding the production and distribution of Cobra beer. Additionally, in certain Canadian provinces, we rely on joint venture agreements with BRI and BDL to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. As previously referenced, BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario, and BDL facilitates the distribution of our products in the western Canadian provinces. We may enter into additional joint ventures in the future. Our joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. In addition, we compete against our joint venture partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our joint venture partner's consent to take certain actions. In addition, our joint venture partners may be unable or unwilling to meet their economic or other obligations under the operative documents, or may become insolvent or file for bankruptcy protection and we may be required to either fulfill those obligations alone to ensure the ongoing success of a joint venture or to dissolve and liquidate a joint venture.
Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures. In order to compete in the consolidating global brewing and beverage industry, we anticipate that we may, from time to time, in the future acquire additional businesses or enter into additional joint ventures that we believe would provide a strategic fit with our business, such as the Acquisition and our joint ventures with HEXO and Yuengling and various other craft acquisitions we have made recently. Potential risks associated with acquisitions and joint ventures could include, among other things:
•our ability to identify attractive acquisitions and joint ventures;
•our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms;
•our ability to raise capital on reasonable terms to finance attractive acquisitions and joint ventures;
•our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition or joint venture;
•diversion of management's attention;
•our ability to successfully integrate our businesses with the business of the acquired company;
•motivating, recruiting and retaining key employees;

•conforming standards, controls, procedures and policies, business cultures and compensation structures among our company and the acquired company;
•consolidating and streamlining sales, marketing and corporate operations;
•potential exposure to unknown liabilities of acquired companies;
•potential exposure to unknown or future liabilities or costs that affect the markets in which acquired companies or joint ventures operate;
•reputational or other damage due to the conduct of a joint venture partner or the prior conduct of an acquired company;
•loss of key employees and customers of an acquired company; and
•managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture.
Additional Risks Related to our Americas Segment
Our U.S. business is highly dependent on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products, and distributor consolidation in the U.S. could harm our business and financial results.    We sell nearly all of our products, including all of our imported products, in the U.S. to independent distributors for resale to retail outlets. These independent distributors are entitled to exclusive territories and protected from termination by state statutes and regulations. Consequently, if we are not allowed, or are unable under acceptable terms or at all, to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.
Further, in recent years, there has been a consolidation of independent distributors, resulting in distributors with increased leverage over suppliers due to the distributor's share of the supplier business, exclusive territorial appointments and regulatory protection of distribution agreements. We have limited ability to influence decisions regarding distributor consolidation, which, regardless of size, carries a risk of decreased investment in service and local marketing in the interest of paying down the leverage required to fund a transaction. Consolidation among distributors could create a more challenging competitive landscape for our products and could hinder the distribution and sale of our products. There is a risk that consolidation of distributors could further increase due to potential changes in tax laws in the markets in which we operate. This could negatively impact sales of certain growth driver products, such as hard seltzers and ready to drink beverages, and increase prices. Our unique portfolio may require more brand building than our competitors, which could be adversely affected in the event of distributor consolidation. Changes in distributors' strategies, including a reduction in the number of brands they carry, may adversely affect our growth, business, financial results and market share.
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed in 2015 between the previous government administration and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not yet proclaimed the bill as law, and the impacts of the potential legislative changes are unknown at this time but could have a negative impact on the results of operations, cash flows and financial position of the Americas Segment. Molson Canada 2005 and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the 2019 legislation. The initial term of the Master Framework Agreement does not expire until December 31, 2025, and the Master Framework Agreement contains a provision requiring two-year advance notice of the government's intention to not renew the Master Framework Agreement.
Our Americas business faces numerous risks relating to its joint venture in the Canadian cannabis industry and its former involvement in the U.S. CBD beverage industry. In 2018, a wholly-owned subsidiary within our Canadian business completed the formation of an independent Canadian joint venture with HEXO Corp., a Canadian entity listed on the NASDAQ and the Toronto Stock Exchange that serves the Canadian cannabis market. The joint venture, Truss LP ("Truss"), is producing and marketing non-alcoholic, cannabis-infused beverages for the Canadian market. The success and consumer acceptance of any products produced by the joint venture cannot be assured. As of the end of 2022, we exited the U.S. CBD market. Further, our Canadian subsidiary’s involvement in the Canadian cannabis industries and our former involvement in the U.S. CBD market may have, and may continue to, negatively impact consumer, business partner, investor or public sentiment regarding our brands, Americas' beer business or our company. The emerging cannabis and CBD industries in Canada and the U.S. and in other jurisdictions is evolving rapidly and involves a high degree of political, legal and regulatory uncertainty. The occurrence of any of the above risks could have a material adverse effect on our business. In addition, there is regulatory uncertainty in the U.S. regarding the status of food and beverage products that contain U.S. hemp-derived ingredients, including CBD, which, in part, contributed to our decision to exit the U.S. CBD market. While our involvement in the U.S. CBD market consisted of operations and sales of such products in states where the sale and distribution of hemp-derived CBD beverages is permitted, U.S. federal law enforcement officials may still elect to take enforcement action against companies under the Controlled Substances Act or the Food and Drug Administration may send a cease and desist letter, either of which action could have an impact on our future involvement in the U.S. CBD market.
Indemnities provided to the purchaser of our previous interest in the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our previous ownership interest in Kaiser, which was held by our Canadian business, to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control. These indemnity obligations are recorded as liabilities on our consolidated balance sheets; however, we could incur future statement of operations charges due to changes to our estimates or changes in our assessment of probability of loss on these items as well as due to fluctuations in foreign exchange rates. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations charges/credits could result in the future.
Additional Risks Related to our EMEA&APAC Segment
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar, in each case, in addition to the impacts of the coronavirus pandemic. Additionally, we face intense competition in certain of our European markets, particularly with respect to pricing, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. We may also face pressures resulting from a reduction in disposable incomes of consumers to spend on our products due to inflation, recessionary conditions and an increase in the cost of energy, primarily in countries located in central and eastern Europe, which could unfavorably affect our profitability. In addition, in recent years, beer volume sales in Europe have been shifting from on-premise, such as pubs and restaurants, to off-premise, such as retail stores, for the industry as a whole. Margins in sales to off-premise customers tend to be lower than margins from sales to on-premise customers, and, as a result, continuation or acceleration of this trend could further adversely affect our profitability.
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
The interests of the controlling stockholders may differ from those of other stockholders and could prevent our Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain of our actions requiring stockholder approval, which could have a material adverse effect on Class B stockholders. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14, "Stockholders' Equity" in this Annual Report on Form 10-K for additional information regarding voting rights of Class A and Class B stockholders.

Shareholder activism efforts or unsolicited offers from a third-party could cause a material disruption to our business and financial results. We may be subject to various legal and business challenges due to actions instituted by shareholder activists or unsolicited third-party offers. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and others. Proposed or future laws and regulations may increase the chance we become the target of shareholder activist campaigns, including ESG-related actions. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of our Board of Directors, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of February 21, 2023, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
Administrative Offices
	Bucharest, Romania(1)	Global business services center
	Burton-on-Trent, U.K.(2)	EMEA&APAC segment operational headquarters
	Chicago, Illinois(1)	Americas segment operational headquarters
	Golden, Colorado	Corporate principal executive office and Americas segment administrative office
	Milwaukee, Wisconsin	Americas segment administrative office
	Montréal, Québec	Corporate principal executive office and Americas segment administrative office
	Prague, Czech Republic	EMEA&APAC segment administrative office
	Toronto, Ontario	Americas segment administrative office
Americas Segment
Brewery/packaging plants	Albany, Georgia(3)	Brewing and packaging
	Chilliwack, British Columbia	Brewing and packaging
	Elkton, Virginia(3)	Brewing and packaging
	Fort Worth, Texas(3)	Brewing and packaging
	Golden, Colorado(3)	Brewing and packaging
	Longueuil, Québec	Brewing and packaging
	Milwaukee, Wisconsin	Brewing and packaging
	Toronto, Ontario	Brewing and packaging
	Trenton, Ohio(3)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Golden, Colorado(4)	Can and end manufacturing facilities
	Wheat Ridge, Colorado(4)	Bottling manufacturing facility
Malting operations	Golden, Colorado	Malting
EMEA&APAC Segment
Brewery/packaging plants	Apatin, Serbia(5)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, U.K.(5)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(5)	Brewing and packaging
	Prague, Czech Republic(5)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.	Brewing and packaging
	Zagreb, Croatia(5)	Brewing and packaging
(1)We lease the office space for our Americas segment operational headquarters in Chicago, Illinois as well as the office space for our global business services center in Bucharest, Romania.
(2)As of December 31, 2022, we have signed a sale and leaseback agreement for the EMEA&APAC segment operational headquarters facility located in Burton-on-Trent. The sale and leaseback agreement is in effect until we relocate to an owned facility location that will serve as the new EMEA&APAC segment operational headquarters.
(3)The Golden, Trenton, Elkton, Albany and Fort Worth breweries collectively accounted for approximately 86% of our Americas segment production for the year ended December 31, 2022.
(4)The Wheat Ridge and Golden, Colorado facilities are leased from us by RMBC and RMMC, respectively.

(5)The Burton-on-Trent, Prague, Ploiesti, Apatin and Zagreb breweries collectively accounted for approximately 73% of our EMEA&APAC segment production for the year ended December 31, 2022.
In addition to the properties listed above, we have smaller capacity facilities, including craft breweries and cideries, in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the Americas segment and EMEA&APAC segment countries in which we operate. Additionally, our Truss joint venture in Canada subleased its production facility in Belleville, Ontario from our joint venture partner, HEXO, for a portion of the year and leased directly from an unrelated third party landlord for the remaining portion of the year in 2022.
We believe our facilities are well maintained and suitable for their respective operations. In 2022, our operating facilities were not capacity constrained.
ITEM 3.    LEGAL PROCEEDINGS
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies."
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Overview
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
The approximate number of record security holders by class of stock at February 14, 2023, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	22
Class B common stock, $0.01 par value	2,909
Class A exchangeable shares, no par value	204
Class B exchangeable shares, no par value	2,237

Performance Graph
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2017, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends. The below is provided for informational purposes and is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
Molson Coors
S&P 500
Peer Group

	2017	2018	2019	2020	2021	2022
Molson Coors	$100.00	$70.11	$69.79	$59.21	$61.62	$70.49
S&P 500	$100.00	$95.61	$125.70	$148.82	$191.50	$156.79
Peer Group	$100.00	$73.53	$94.19	$81.57	$83.43	$83.67
Dividends
We do not have any restrictions that prevent or limit our ability to declare or pay dividends. On July 15, 2021, our Company's Board of Directors reinstated a quarterly dividend after it was suspended during the second quarter of 2020 to preserve our liquidity position as a result of the coronavirus pandemic. A quarterly dividend of $0.34 per share was paid during the third and fourth quarters of 2021, for a total of $0.68 per share or a CAD equivalent of CAD 0.84 per share. A quarterly dividend of $0.38 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2022 for a total of $1.52 per share or a CAD equivalent of CAD 1.95 per share.

Issuer Purchase of Equity Securities
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended December 31, 2022:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
October 1, 2022 through October 31, 2022	—	$—	—	$161,267,874
November 1, 2022 through November 30, 2022	255,000	$49.76	255,000	$148,578,003
December 1, 2022 through December 31, 2022	—	$—	—	$148,578,003
Total	255,000	$49.76	255,000	$148,578,003
(1)On February 17, 2022, our Company's Board of Directors ("the Board") approved a share repurchase program to repurchase up to an aggregate of $200 million, excluding brokerage commissions, of our Company's Class B common stock through March 31, 2026, with the program primarily intended to offset annual employee equity award grants. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Class B common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.
ITEM 6.    [Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling and Staropramen to Coors Banquet, Blue Moon Belgian White, Vizzy Hard Seltzer, Leinenkugel’s Summer Shandy, Miller High Life and more, we produce many beloved and iconic beer brands. While our Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
A discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 has been omitted from this report, but may be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2021 Form 10-K, filed with the SEC on February 23, 2022, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.molsoncoors.com.
Changes to our Consolidated Results of Operations
As of December 31, 2022, we modified our presentation of the consolidated statements of operations to replace the former "Special items, net" line item with "Other operating income (expense), net." In addition, goodwill impairment, which had previously been included in "Special items, net" has been reclassified to a separate line titled "Goodwill impairment." The consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020 were reclassified to reflect this change in presentation only.
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods and (c) 2022, 2021 and 2020 refers to the 12 months ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Items Affecting Reported Results
Items Affecting Consolidated Results of Operations
Cost Inflation
We continued to experience significant cost inflation, including higher material, transportation and energy costs, which negatively impacted our results of operations during the year ended December 31, 2022. While cost inflation was high in all of our markets during the year ended December 31, 2022, the impact to COGS on a percentage basis was higher for our EMEA&APAC segment than our Americas segment. In addition, consumers in certain markets in our EMEA&APAC segment were impacted by local inflation leading to a reduction in their discretionary purchases. We expect cost inflation to continue to have a negative impact on our results of operations in 2023.
In addition to the cost increases that commenced in the second half of 2021, the Russian invasion of Ukraine in February 2022 caused and continues to cause a negative impact on the global economy, driving further increases to, among other things, the cost of transportation, energy and materials. Higher transportation costs are a result of increased fuel prices, a short supply of truck drivers worldwide and increased freight costs. In the Americas, we are taking steps to reduce the impact by shipping more beverages via rail to decrease the impacts of higher freight costs. In EMEA&APAC, we are taking steps to find alternative fuel and energy sources to reduce the potential impact of the loss or disruption of the energy sources or suppliers in Europe due to supply shortages as a result of the Russia-Ukraine conflict. We have established a governance regime to continually monitor this situation. Alternative sources of fuel have been implemented or are in the process of being implemented throughout our operations in the U.K. We have increased fuel stock levels where feasible and we have been drawing on new gas pipelines and fuel sources in the Baltics, Bulgaria-Greece, North Sea and Norway. We are also experiencing increased materials costs due to overall cost inflation. Specifically, the volatility of aluminum prices, inclusive of Midwest Premium and tariffs, continued to significantly impact our results for the year ended December 31, 2022.
To the extent materials, transportation and energy prices continue to fluctuate, and if we are unable to mitigate the impact of supply chain constraints and inflationary pressures through price increases or other measures, our results of operations and financial condition could be materially adversely impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brand, reputation and sales. If our competitors maintain or substantially lower their prices, we may lose customers or mark down prices to match them. Our profitability may be impacted by prices that do not offset the inflationary pressures, which may impact gross margins. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases or customers may trade down to cheaper alternatives.
We continue to monitor these risks and rely on our risk management hedging program, increased pricing to our customers, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressures.
Coronavirus Global Pandemic
We have been actively monitoring the impact of the coronavirus pandemic since it started at the end of the first quarter of 2020. We observed improvements in the marketplace related to the coronavirus global pandemic as on-premise locations began to re-open, with varying degrees of restrictions, across the world beginning in the second quarter of 2021. A new variant of coronavirus, Omicron, created additional uncertainty and negatively impacted our on-premise business at the end of 2021 and into the first quarter of 2022 when we started to see progressive improvements in our on-premise channel. Thus, while an improvement from 2021, the coronavirus global pandemic continued to have a negative impact to our financial results for the year ended December 31, 2022. However, the margin impact of the coronavirus pandemic improved during the year ended December 31, 2022 when compared to the year ended December 31, 2021 primarily as a result of the progressive improvements in the on-premise channel.
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
Cybersecurity Incident
During March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems as quickly as possible. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused a shift in production and shipments from the first quarter of 2021 to the balance of fiscal year 2021.
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable growth. The revitalization plan established Chicago, Illinois as our Americas segment operational headquarters. We closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. As of January 1, 2020, we changed our name to Molson Coors Beverage Company and changed our management structure to two segments - Americas and EMEA&APAC. We began to incur charges during the fourth quarter of 2019 and we recognized severance and retention charges related to these restructuring activities of $4.0 million and $35.6 million during the years ended December 31, 2021 and December 31, 2020, respectively. As of the year ended December 31, 2021, the revitalization plan restructuring charges were substantially complete. There were no material changes to our restructuring activities since December 31, 2021.
See Part II—Item 8 Financial Statements and Supplementary Data Note 17, "Other Operating Income (Expense), net" and Note 6, "Goodwill and Intangibles" for further discussion of the impacts of this plan.
Premiumization of our Portfolio
In 2021, in order to support the overall premiumization of our portfolio, we strategically de-prioritized and rationalized certain non-core SKUs predominantly in the economy segment. While we rationalized certain non-core economy SKUs, we retained key economy brands allowing us to maintain a portfolio for all socio-economic demographics. We believe the premiumization of our portfolio will drive sustainable net sales and earnings growth but result in potential volume declines due to the rationalization of certain SKUs and as the portfolio mix shifts towards a higher composition of above premium products.
Items Affecting Americas Segment Results of Operations
Goodwill Impairment
During the fourth quarter of 2022, we recorded a partial goodwill impairment charge of $845.0 million related to the Americas reporting unit as a result of the annual goodwill impairment analysis. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further information.
Montreal/Longueuil, Québec Brewery and Distribution Centers Labor Strike
From late March 2022 until June 2022, approximately 400 unionized employees in our Montreal/Longueuil, Québec brewery and distribution centers went on strike which adversely affected our business and operations. Over the course of the third quarter of 2022, we recovered from the strike by rebuilding inventory and replenishing our retailers' shelves. As the brewery had not yet fully recovered until the end of the third quarter, results for the second and third quarters of 2022 were adversely impacted by this strike.
Keystone Litigation
During the year ended December 31, 2022, we recorded an accrued liability of $56.6 million within MG&A related to probable losses as a result of the ongoing Keystone litigation case including associated interest. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further information.
Impairment of an Asset Group
During the first quarter of 2022, we recognized an impairment loss of $28.6 million related to the Truss joint venture asset group within other operating income (expense), net, of which $12.1 million was attributable to the noncontrolling interest. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" for further information.
Texas Storm
In February 2021, a winter ice storm severely impacted the southern U.S. In particular, local government authorities in Texas were forced to impose energy restrictions, causing the Fort Worth brewery to be offline which resulted in our inability to produce or ship product during the downtime.

Irwindale, California Brewery Sale
Following management approval in December 2019, in January 2020, we announced plans to cease production at our Irwindale, California brewery and entered into an option agreement with Pabst, granting Pabst an option to purchase our Irwindale, California brewery, including plant equipment and machinery and the underlying land for $150 million, subject to adjustment as further specified in the option agreement. Pursuant to the option agreement, on May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery and the purchase was completed in the fourth quarter of 2020. Production at the Irwindale brewery ceased during the third quarter of 2020. We recorded charges related to the Irwindale brewery closure as further discussed in Part II—Item 8 Financial Statements and Supplementary Data Note 17, "Other Operating Income (Expense), net"
Items Affecting EMEA&APAC Segment Results of Operations
Russia-Ukraine Conflict
In February 2022, Russia invaded Ukraine and the conflict remains ongoing. As a result, we suspended exports of all our brands to Russia and subsequently terminated the license to produce any of our brands in Russia. Out of an abundance of caution, at the commencement of the conflict, production and sales of our brands in Ukraine under license arrangements were halted as a result of the dangerous environment in the country due to the conflict. We anticipate entering into a new license contract within Ukraine in early 2023. Until then, we plan to export to Ukraine from the Czech Republic. We had less than 0.2% of our 2021 consolidated net sales, less than 1% of our 2021 EMEA&APAC net sales and no physical assets in Russia and Ukraine before the conflict began. While not material to our Company, the Russia-Ukraine conflict negatively impacted our net sales for the year ended December 31, 2022. In addition, the Russia-Ukraine conflict has caused a negative impact to the global economy which has impacted our Company, driving further increases to the cost of materials, transportation and energy. See the risk factor related to this conflict at Part I.—Item 1A. "Risk Factors".
Fiscal Year 2020 Goodwill Impairment
In fiscal year 2020, we recorded a goodwill impairment charge related to our EMEA&APAC reporting unit of $1,484.3 million as a result of the annual goodwill impairment analysis. Consequently, the EMEA&APAC reporting unit was fully impaired as of December 31, 2020.
India Impairment & Sale
During the third quarter of 2020, we recognized an impairment loss of $30.0 million within other operating income (expense), net related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our EMEA&APAC segment. The sale of the India business disposal group was subsequently completed during the first quarter of 2021.
During the fourth quarter of 2021, we recognized an impairment loss of $13.5 million within other operating income (expense), net related to the held for sale classification of the remaining portion of our India business. The sale of the remaining portion of our India business was subsequently completed during the first quarter of 2022 and resulted in an insignificant loss on disposal recorded in other operating income (expense), net.

Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020. See Part II—Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results comparing December 31, 2022 and December 31, 2021.

	For the years ended
	December 31, 2022	Change	December 31, 2021	Change	December 31, 2020
	(In millions, except percentages and per share data)
Net sales	$10,701.0	4.1%	$10,279.7	6.5%	$9,654.0
Cost of goods sold	(7,045.8)	13.2%	(6,226.3)	5.8%	(5,885.7)
Gross profit	3,655.2	(9.8)%	4,053.4	7.6%	3,768.3
Marketing, general and administrative expenses	(2,618.8)	2.5%	(2,554.5)	4.8%	(2,437.0)
Goodwill impairment	(845.0)	N/M	—	N/M	(1,484.3)
Other operating income (expense), net	(38.6)	(13.3)%	(44.5)	(82.6)%	(255.9)
Equity income (loss)	4.7	N/M	—	N/M	—
Operating income (loss)	157.5	(89.2)%	1,454.4	N/M	(408.9)
Total non-operating income (expense), net	(220.0)	2.1%	(215.4)	(8.3)%	(235.0)
Income (loss) before income taxes	(62.5)	N/M	1,239.0	N/M	(643.9)
Income tax benefit (expense)	(124.0)	(46.2)%	(230.5)	(23.6)%	(301.8)
Net income (loss)	(186.5)	N/M	1,008.5	N/M	(945.7)
Net (income) loss attributable to noncontrolling interests	11.2	N/M	(2.8)	(15.2)%	(3.3)
Net income (loss) attributable to MCBC	$(175.3)	N/M	$1,005.7	N/M	$(949.0)
Net income (loss) attributable to MCBC per diluted share	$(0.81)	N/M	$4.62	N/M	$(4.38)

Financial volume in hectoliters	82.272	(2.1)%	84.028	(0.5)%	84.479
N/M = Not meaningful
Foreign currency impacts on results
For the year ended December 31, 2022, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Unfavorable impact of $298.0 million (unfavorable impact for EMEA&APAC and Americas of $249.0 million and $49.0 million, respectively).
•Cost of goods sold - Favorable impact of $211.7 million (favorable impact for EMEA&APAC, Americas and Unallocated of $169.4 million, $36.3 million and $6.0 million, respectively).
•MG&A - Favorable impact of $83.4 million (favorable impact for EMEA&APAC and Americas of $66.8 million and $16.6 million, respectively).
•Income (loss) before income taxes - Unfavorable impact of $15.1 million (unfavorable impact for EMEA&APAC and Americas of $14.0 million and $2.6 million, respectively, partially offset by the favorable impact for Unallocated of $1.5 million).
The impacts of foreign currency movements on our consolidated USD results described above for the year ended December 31, 2022 were primarily due to the strength of the USD as compared to the GBP and CAD.
Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. The impact of transactional foreign currency gains and losses is recorded within other non-operating income (expense), net in our consolidated statements of operations.

Volume
Financial volume represents owned or actively managed brands sold to unrelated external customers within our geographic markets (net of returns and allowances), as well as contract brewing, wholesale/factored non-owned volume and company-owned distribution volume. This metric is presented on a STW basis to reflect the sales from our operations to our direct customers, generally distributors. We believe this metric is important and useful for investors and management because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. This metric excludes royalty volume, which consists of our brands produced and sold under various license and contract brewing agreements. Factored volume in our EMEA&APAC segment is the distribution of beer, wine, spirits and other products owned and produced by other companies to the on-premise channel, which is a common arrangement in the U.K.
As part of the revitalization plan strategy to grow our above premium portfolio and expand beyond the beer aisle, in late 2021 we de-prioritized and rationalized certain non-core SKUs, predominantly in the economy segment. This strategy was intended to drive sustainable net sales growth and earnings growth, despite potential volume declines due to the rationalization or certain SKUs and as the portfolio mix shifted toward a higher composition of above premium products.
Net sales
The following table highlights the drivers of change in net sales for the year ended December 31, 2022 versus December 31, 2021, by segment (in percentages).

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated	(2.1)%	9.1%	(2.9)%	4.1%
Americas	(5.4)%	8.6%	(0.5)%	2.7%
EMEA&APAC	8.1%	17.0%	(13.8)%	11.3%
The following table highlights the drivers of change in net sales for the year ended December 31, 2021 versus December 31, 2020, by segment (in percentages).

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated	(0.5)%	5.2%	1.8%	6.5%
Americas	(2.0)%	4.0%	1.0%	3.0%
EMEA&APAC	3.9%	15.7%	6.3%	25.9%
Net sales per hectoliter on a financial volume basis in local currency increased 9.3% for the year ended December 31, 2022, compared to prior year, primarily due to positive net pricing and favorable sales mix driven by portfolio premiumization and favorable channel mix.
Financial volumes declined 2.1% for the year ended December 31, 2022, compared to prior year, primarily due to industry softness in the Americas, cycling the rebuild of U.S. distributor inventory levels in the prior year, and the impacts of the Québec labor strike, partially offset by growth in Western Europe due to less onerous coronavirus pandemic restrictions.
Cost of goods sold
Cost of goods sold per hectoliter in local currency increased 19.0% for the year ended December 31, 2022, compared to prior year, primarily due to changes in our unrealized mark-to-market commodity positions which accounted for approximately 40% of the increase and is recorded as Unallocated. In addition, the increase was also impacted by cost inflation, mainly on materials, transportation and energy costs, mix impacts from portfolio premiumization, higher factored volumes and volume deleverage, partially offset by lower depreciation expense and cost savings programs.
Marketing, general and administrative expenses
MG&A increased 2.5% for the year ended December 31, 2022, compared to prior year, primarily due to the cycling of lower people-related costs in the prior year and the recording of a $56.6 million accrued liability related to potential losses as a result of the ongoing Keystone litigation case including associated interest, partially offset by favorable impacts from foreign currency movements and reductions in marketing spend on non-core and discontinued brands.
Goodwill Impairment
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for detail of our goodwill impairments.
Other operating income (expense), net
See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net increased 2.1% for the year ended December 31, 2022, compared to prior year primarily due to higher pension and OPEB non-service costs and unfavorable transactional impacts of changes in foreign exchange rates, partially offset by lower interest expense driven by the repayment of debt as a result of our continued deleveraging actions.
Income taxes benefit (expense)

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Effective tax rate	(198)%	19%	(47)%
The decrease in our effective tax rate for the year ended December 31, 2022 compared to the prior year was primarily due to the impact of (i) the $845 million partial goodwill impairment, recorded within our Americas segment in the fourth quarter of 2022, which related to goodwill not deductible for tax purposes, and (ii) $18 million of tax expense recognized in 2021, which related to the remeasurement of our deferred tax liabilities following an announced corporate income tax rate increase in the U.K. from 19% to 25%. These decreases to the effective tax rate were partially offset by the release of $73 million of reserves for unrecognized tax positions as a result of an effective settlement reached on a tax audit during 2021.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The alternative minimum tax is effective for the Company beginning in fiscal year 2023, and any impact to our consolidated financial statements, including cash flow, tax expense and effective tax rate, will depend on several factors, most specifically our AFSI and any future administrative guidance. Additionally, the IRA imposes an excise tax of 1% on stock repurchases, effective January 1, 2023. The impact of this excise tax will be dependent on the extent of our share repurchases in future periods. While we continue to evaluate the new tax law, we do not believe it will have a material impact to the Company in the near future.
Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Income Tax" for additional details regarding our effective tax rate.
Cost Savings Initiatives
Our next generation cost savings program, which began in 2020, delivered $605 million of cost savings over the three year program, which ended December 31 2022. The program was focused on building our capabilities and reorganizing to support our commercial revitalization strategy. Total cost savings delivered in 2022, 2021 and 2020 totaled approximately $115 million, $220 million and $270 million, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased 12.9% for the year ended December 31, 2022, primarily due to assets becoming fully depreciated during the year, favorable impacts from foreign currency movements and a decrease in accelerated depreciation expense recorded as a result of certain facility closures.

Segment Results of Operations
Americas Segment

	For the years ended
	December 31, 2022	Change	December 31, 2021	Change	December 31, 2020
	(In millions, except percentages)
Net sales(1)	$8,711.5	2.7%	$8,485.0	3.0%	$8,237.0
Income (loss) before income taxes	$312.9	(73.4)%	$1,176.5	8.9%	$1,080.5

Financial volume in hectoliters(2)	60.323	(5.4)%	63.737	(2.0)%	65.010
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 2.719 million hectoliters, 2.507 million hectoliters and 2.052 million hectoliters for 2022, 2021 and 2020, respectively.
Net sales and volume
Net sales per hectoliter on a financial volume basis in local currency increased 9.1% for the year ended December 31, 2022, compared to the prior year, primarily due to positive net pricing and favorable sales mix driven by portfolio premiumization.
Financial volumes decreased 5.4% for the year ended December 31, 2022, compared to prior year, primarily due to industry softness, cycling the rebuild of U.S. distributor inventory levels in the prior year and the impacts of the Québec labor strike.
Income (loss) before income taxes
Income (loss) before income taxes decreased 73.4% for the year ended December 31, 2022, compared to prior year, primarily due to a partial goodwill impairment charge of $845 million, cost inflation, mainly on materials, transportation and energy costs, lower financial volumes and higher MG&A spend, partially offset by positive net pricing, favorable sales mix and lower depreciation expense.
EMEA&APAC Segment

	For the years ended
	December 31, 2022	Change	December 31, 2021	Change	December 31, 2020
	(In millions, except percentages)
Net sales(1)	$2,005.2	11.3%	$1,802.3	25.9%	$1,431.9
Income (loss) before income taxes	$61.0	85.4%	$32.9	N/M	$(1,603.7)

Financial volume in hectoliters(2)	21.955	8.1%	20.315	3.9%	19.560
N/M = Not meaningful
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 1.012 million hectoliters, 1.968 million hectoliters and 1.731 million hectoliters for 2022, 2021 and 2020, respectively.
Net sales and volume
Net sales per hectoliter on a financial volume basis in local currency increased 15.7% for the year ended December 31, 2022, compared to prior year, primarily due to favorable sales mix, in part due to the cycling of significant on-premise restrictions that occurred during the first and last quarters of 2021, particularly in the U.K, and positive net pricing.
Financial volumes increased 8.1% for the year ended December 31, 2022, compared to prior year, primarily due to growth in our above premium portfolio and our core brands, including the cycling of significant on-premise restrictions that occurred during the first and last quarters of 2021, particularly in the U.K. and higher factored volumes.

Income (loss) before income taxes
Income (loss) before income taxes increased 85.4% for the year ended December 31, 2022, compared to prior year, primarily due to higher financial volumes, favorable sales mix and positive net pricing, partially offset by cost inflation, mainly on materials, transportation and energy costs, as well as higher MG&A spend. Higher MG&A spend was primarily due to cost inflation, higher incentive compensation, higher marketing spend to support our brands and the cycling of lower spend in the prior year due to cost mitigation efforts as a result of the pandemic.
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

	For the years ended
	December 31, 2022	Change	December 31, 2021	Change	December 31, 2020
	(In millions, except percentages)
Cost of goods sold	$(229.9)	N/M	$236.6	119.9%	$107.6
Gross profit	(229.9)	N/M	236.6	119.9%	107.6
Operating income (loss)	(229.9)	N/M	236.6	119.9%	107.6
Total non-operating income (expense), net	(206.5)	(0.2)%	(207.0)	(9.3)%	(228.3)
Income (loss) before income taxes	$(436.4)	N/M	$29.6	N/M	$(120.7)
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for 2022, 2021 and 2020. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net decreased 0.2% for the year ended December 31, 2022 compared to the prior year primarily due to lower net interest expense partially offset by higher pension and OPEB non-service costs. See Part II - Item 8. Financial Statements and Supplementary Data, Note 9, "Debt" for further details on our debt instruments. See Part II - Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further discussion of pension and OPEB.
Liquidity and Capital Resources
Liquidity
Overview
Our primary sources of liquidity include cash provided by operating activities and access to external capital. We continue to monitor world events which may create credit or economic challenges that could adversely impact our profit or operating cash flows and our ability to obtain additional liquidity. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this annual report and our long-term liquidity requirements. We do not have any restrictions that prevent or limit our ability to declare or pay dividends.
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of December 31, 2022, approximately 76% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions and covenants. We may, therefore, have difficulties timely repatriating cash held outside the U.S., and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business, are sufficient to fund our current cash needs in the U.S.
Guarantor Information
SEC Registered Securities
For purposes of this disclosure, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of our Americas segment.
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 3.5% senior notes due 2022 and 5.0% senior notes due 2042. The 3.5% senior notes were subsequently repaid in May 2022 upon maturity using a combination of commercial paper borrowings and cash on hand. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its outstanding 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The issuances of the senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed on Exhibit 22 of this Annual Report on Form 10-K (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for details of all debt issued and outstanding as of December 31, 2022.
The following summarized financial information relates to the Obligor Group as of December 31, 2022 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries.

The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Year ended December 31, 2022
(In millions)
Net sales, out of which:	$8,607.0
Intercompany sales to non-guarantor subsidiaries	$38.0
Gross profit, out of which:	$3,020.5
Intercompany net costs from non-guarantor subsidiaries	$(412.4)

Net interest expense third parties	$(241.9)
Intercompany net interest income from non-guarantor subsidiaries	$94.0

Income before income taxes	$47.2
Net income	$(164.4)

As of December 31, 2022
(In millions)
Total current assets, out of which:	$1,774.0
Intercompany receivables from non-guarantor subsidiaries	$202.6
Total noncurrent assets	$20,153.6

Total current liabilities, out of which:	$2,441.3
Current portion of long-term debt and short-term borrowings	$371.7
Intercompany payables due to non-guarantor subsidiaries	$96.8
Total noncurrent liabilities, out of which:	$9,055.9
Long-term debt	$6,102.5
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$310.9
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. "Risk Factors".
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,502.0 million for the year ended December 31, 2022 decreased $71.5 million compared to $1,573.5 million for the year ended December 31, 2021. The decrease in net cash provided by operating activities was primarily due to the unfavorable timing of working capital and lower net income adjusted for non-cash add-backs, partially offset by lower income taxes paid and lower payments for incentive compensation. The unfavorable timing of working capital includes the prior year net repayment against various tax payment deferrals programs associated with the coronavirus pandemic.
Cash Flows from Investing Activities
Net cash used in investing activities of $625.1 million for the year ended December 31, 2022 increased $115.2 million compared to $509.9 million for the year ended December 31, 2021. The increase in net cash used in investing activities was primarily due to higher capital expenditures as a result of significant investment in our Americas breweries, partially offset by higher cash inflows from other investing activities.
Cash Flows from Financing Activities
Net cash used in financing activities of $889.5 million for the year ended December 31, 2022 decreased $282.7 million compared to $1,172.2 million for the year ended December 31, 2021. The decrease in net cash used in financing activities was primarily due to lower net debt repayments, partially offset by higher dividend payments and Class B common stock share repurchases.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
We had total cash and cash equivalents of $600.0 million as of December 31, 2022, compared to $637.4 million as of December 31, 2021. The decrease in cash and cash equivalents from December 31, 2021 to December 31, 2022 was primarily due to capital expenditures, net debt repayments, including the repayment of our $500 million 3.5% USD notes which matured in May 2022, dividend payments, Class B common stock share repurchases and unfavorable foreign currency impact, partially offset by net cash provided by operating activities and from the sales of properties and other assets.
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
Borrowings
We repaid our $500 million 3.5% USD notes upon maturity on May 1, 2022 using a combination of commercial paper borrowings and cash on hand. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of December 31, 2022, and December 31, 2021, we had $1.5 billion available to draw under our $1.5 billion revolving credit facility, as there were no outstanding revolving credit facility or commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended revolving credit facility agreement, was 4.00x as of December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2022 rank pari-passu.
In October 2021, we further amended our existing revolving credit facility agreement to replace LIBOR with designated replacement rates for any future borrowings denominated in EUR or GBP to ensure continued, uninterrupted access to these markets should we need it.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for further discussion of our borrowings and available sources of borrowings, including lines of credit.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. Guarantees of the outstanding third-party debt of our equity method investments, which are classified as current on the consolidated balance sheets, have been excluded from the material cash requirements table below. See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Investments" and Note 13, "Commitments and Contingencies" for further discussion.
Material Cash Requirements from Contractual and Other Obligations
A summary of our material cash requirements from our contractual and other obligations as of December 31, 2022, based on foreign exchange rates as of December 31, 2022, is as follows.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Debt obligations	$6,515.1	$389.8	$856.4	$2,368.9	$2,900.0
Interest payments on debt obligations	3,209.5	224.4	417.3	333.9	2,233.9
Retirement plan expenditures(1)	381.7	43.5	77.7	76.3	184.2
Operating leases	159.0	50.0	61.2	26.7	21.1
Finance leases	86.8	8.6	16.6	16.5	45.1
Other long-term obligations(2)	2,195.5	509.5	728.7	502.8	454.5
Total obligations	$12,547.6	$1,225.8	$2,157.9	$3,325.1	$5,838.8
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt", Note 11, "Employee Retirement Plans and Postretirement Benefits," Note 10, "Derivative Instruments and Hedging Activities," Note 13, "Commitments and Contingencies" and Note 8, "Leases" for additional information.
(1)Represents expected contributions of $4.0 million under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans for all periods presented. The net underfunded liability as of December 31, 2022 of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $38.4 million and $478.3 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and thus, have been excluded from the above table.
(2)See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion of the majority of the other long-term obligations which includes supply and distribution and advertising and promotions commitments. The remaining balance relates to derivative payments, information technology services, open purchase orders and other commitments.

Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2022, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Standby letters of credit	$54.0	$51.0	$2.9	$—	$0.1
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
Capital Expenditures
We incurred $694.7 million, and paid $661.4 million, for capital improvement projects worldwide for the year ended December 31, 2022, excluding capital spending by equity method joint ventures, representing an increase of $136.1 million from the $558.6 million of capital expenditures incurred for the year ended December 31, 2021. This increase was primarily due to significant investment in our Americas breweries including the completion of a new brewery in Québec, Canada and the sustainability investment in our Golden, Colorado brewery. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements, Note 13, "Commitments and Contingencies" for discussion of off-balance sheet arrangements. As of December 31, 2022, we did not have any other material off-balance sheet arrangements.
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
Accounting for pension and OPEB plans requires that we make assumptions that involve considerable judgment which are significant inputs in the actuarial models that measure our net pension and OPEB obligations and ultimately impact our earnings. These include the discount rate, long-term expected rate of return on assets, and plan asset fair value determination, which are important assumptions used in determining the plans' funded status and annual net periodic pension and OPEB costs. Further assumptions include inflation considerations and health care cost trends. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We also, with the help of actuaries, periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our net pension and postretirement benefit obligations and related expense. The following discussion focuses on assumptions that are deemed to have the most material impact on our pension and OPEB liabilities and net periodic benefit cost.
Discount Rates
The assumed discount rates are used to present-value future benefit obligations based on each plan's respective estimated duration. Our pension and OPEB discount rates are based on our annual evaluation of high quality corporate bonds in various markets based on appropriate indices and actuarial guidance. We believe that our discount rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our pension and OPEB obligations and related expense.
As of December 31, 2022, on a weighted-average basis, the discount rates used were 5.01% for our defined benefit pension plans and 4.90% for our OPEB plans. The change from the weighted-average discount rates of 2.27% for our defined benefit pension plans and 2.59% for our OPEB plans as of December 31, 2021 is primarily due to increasing interest rates in 2022.
A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2022 for our pension and OPEB plans:

	Impact to projected benefit obligation as of December 31, 2022 - 50 basis points
	Decrease	Increase
	(In millions)
Projected benefit obligation - unfavorable (favorable)
Pension obligation	$156.6	$(142.7)
OPEB obligation	20.6	(19.6)
Total impact to the projected benefit obligation	$177.2	$(162.3)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rate of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and other consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 4.91% for our defined benefit pension plan assets for cost recognition in 2023. This is an increase from the weighted-average rate of 3.11% we assumed for 2022, primarily due to the significant increase in interest rates throughout 2022 as 65.2% of our portfolio was invested in fixed income securities as of year end. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.

A 50 basis point change in our expected return on assets assumptions made at the beginning of 2022 would have had the following effects on 2022 net periodic pension and postretirement benefit costs.

	Impact to 2022 pension and postretirement benefit costs - 50 basis points (unfavorable) favorable
	Decrease	Increase
	(In millions)
Description of pension and postretirement plan sensitivity item
Expected return on pension plan assets	$(22.7)	$23.9
Fair Value of Plan Assets
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
Equity assets are diversified between domestic and other international investments. Relative allocations reflect the demographics of the respective plan participants. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for a comparison of target asset allocation percentages to actual asset allocations as of December 31, 2022.
Health Care Cost Trend Rates
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2022, the health care trend rates used were ranging ratably from 6.50% in 2023 to 3.57% in 2040, as compared to health care trend rates ranging ratably from 6.00% in 2022 to 3.57% in 2040 as of December 31, 2021. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further information.
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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2022.
Goodwill and Intangible Asset Valuation
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. Our annual impairment test of goodwill and indefinite-lived intangible assets was performed as of October 1, the first day of the last fiscal quarter. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. As of December 31, 2022, the carrying values of goodwill and intangible assets were approximately $5.3 billion and $12.8 billion, respectively, with the goodwill balance entirely attributed to the Americas reporting unit.
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units and an excess earnings approach to determine the fair values of our indefinite-lived brand intangible assets. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ slightly to adjust for country or market specific risk associated with a particular brand, among other factors. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangible assets represent Level 3 measurements.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives or an increase in costs driven by inflation or other factors that could significantly impact our immediate and long-range results and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates, (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment loss may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further discussion and presentation of these amounts.
Annual Goodwill Impairment Test
As of the October 1, 2022 testing date, the carrying value of the Americas reporting unit was determined to be in excess of its fair value such that an impairment loss of $845.0 million was recorded. As this is a partial impairment of the reporting unit, the reporting unit is still considered to be at risk of future impairment. Assets are considered to be at heightened risk of future impairment if the fair value does not exceed its respective carrying value by 15.0% or more. The decline in the fair value of the Americas reporting unit in the current year was largely impacted by macroeconomic factors including an increase to the discount rate as a result of the recent rising interest rate environment as well as reductions in management forecasts and expectations due primarily to cost inflation pressures in the near to medium term and a softening beer industry in certain markets in which we operate. Specifically, the discount rate used in developing our annual fair value estimates for the Americas reporting unit in the current year was 8.75% based on market-specific factors, primarily the recent interest rate environment, as compared to 8.25% used as of the October 1, 2021 annual testing date.
Current projections used for the Americas reporting unit testing reflect growth assumptions associated with our continued plan to build on the strength of our iconic core brands, aggressively grow our above premium portfolio, expand beyond the beer aisle, invest in our capabilities and support our people and our communities, all of which are intended to benefit the projected cash flows of the business. While progress has been made on this strategy, including the increasing proportion of our above premium portfolio in the current year and the strengthening of our core brands, there is not enough historical data yet to comfortably predict future impacts and forecasted future cash flows are inherently at risk given that the strategies are still in progress. In addition, while we have included in our forecasted future cash flows estimates for expected cost inflation and adjusted our volumes to be reflective of the current beer industry trends, there is still inherent risk in achieving our goals. If our assumptions are not realized, it is possible that further impairment charges may be recorded in the future. For example, a 50 basis point increase in our discount rate assumptions, which is within a reasonable range of our historical discount rate fluctuations, could have a significant or material impact on the fair value of the Americas reporting unit holding all other assumptions and inputs constant.
As of the October 1, 2020 testing date, the carrying value of the EMEA&APAC reporting unit was determined to be in excess of its fair value such that an impairment loss of $1,484.3 million, the full value of goodwill as of October 1, 2020, was recorded.

Indefinite-Lived Intangible Assets
The fair values of the Coors brands in the Americas, the Miller brands in the U.S, the Carling brands in the U.K., and the Staropramen brands in EMEA&APAC continue to be sufficiently in excess of their respective carrying values as of the annual testing date, with each having over 15% cushion of fair value over book value.
We utilize Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets. The future cash flows used in the analyses are based on internal cash flow projections based on our long range plans and include significant assumptions by management. The same macroeconomic factors impacting the discount rates of the Americas reporting unit are relevant to the indefinite-lived intangible assets with the Carling and Staropramen brands in EMEA&APAC being further impacted by the effects of cost inflation driven by the Russia-Ukraine conflict and the associated impacts on consumer demand and discretionary spending primarily in Central and Eastern Europe. A 50 basis point increase in our discount rate assumptions would not have resulted in an impairment of any of our indefinite-lived intangible assets.
Definite-Lived Intangible Assets and Other Long-Lived Assets
Regarding definite-lived intangible assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed or useful lives should be re-assessed.
During the first quarter of 2022, we identified a triggering event related to the Truss joint venture asset group within our Americas segment and recognized an impairment loss of $28.6 million, of which $12.1 million was attributable to the noncontrolling interest. The asset group was measured at fair value primarily using a market approach with Level 3 inputs. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" and Note 17, "Other Operating Income (Expense), net" for further details on these impairment losses.
No other material triggering events were identified in either 2022 or 2021 related to the definite-lived intangible assets or other definite-lived assets.
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
We are periodically subject to income tax audits in various foreign and domestic jurisdictions, which can involve questions regarding our tax positions and result in additional income tax liabilities assessed against us. Settlement of any challenge resulting from these tax controversies can result in a variety of resolutions including no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained based on its technical merits. We measure and record the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Our estimated liabilities related to these matters are adjusted in the period in which the uncertain tax position is effectively settled, the statute of limitations for examination expires or when additional information becomes available. Our liability for unrecognized tax benefits requires the use of assumptions and significant judgment to estimate the exposures associated with our various filing positions. Although we believe that the judgments and estimates made are reasonable, actual results could differ and resulting adjustments could materially affect our effective tax rate and tax provision.
When cash is available after satisfying working capital needs and all other business obligations, we may distribute current earnings and the associated cash from a foreign subsidiary to its U.S. parent, and record the tax impact associated with the distribution. However, to the extent current earnings of our foreign operations exist and are not otherwise distributed or planned to be distributed, such earnings accumulate. These accumulated earnings are not considered permanently reinvested in our foreign operations. The taxes associated with any future repatriation of undistributed earnings are anticipated to be insignificant.
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
There are proposed or pending tax law changes in various jurisdictions in which we do business. As discussed in Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Income Tax", we recognize the impacts of changes in tax law upon enactment, and therefore, proposed changes in tax law, regulations and rules are not reflected within our tax provision. As a result, such changes may, upon ultimate enactment, result in material impacts to our financial statements.
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
See Part II - Item 8. Financial Statements and Supplementary Data, Note 9. "Debt" for the maturity dates of our outstanding debt instruments.

The following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2022 and December 31, 2021, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 1% Adverse Change
(in millions)	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021
USD denominated fixed rate debt	$4,900.0	$5,400.0	$(4,295.9)	$(5,952.7)	$(223.4)	$(200.0)
Foreign currency denominated fixed rate debt	$1,594.2	$1,701.0	$(1,557.4)	$(1,763.1)	$(11.1)	$(10.5)
Forward starting interest rate swaps	$1,000.0	$1,500.0	$40.0	$(170.8)	$(73.8)	$(160.5)
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
Approximately $3.2 billion, or 30%, of our net sales were denominated in functional currencies other than the USD for the year ended December 31, 2022. As a result, fluctuations in foreign currency exchange rates other than the USD, particularly the CAD and the GBP, may have a material impact on our reported results. For the year ended December 31, 2022, net sales denominated in CAD and GBP both approximated $1.2 billion for each respective currency.
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
From time to time, we may enter into cross currency swaps. We had no cross currency swaps outstanding as of December 31, 2022 and December 31, 2021.
The following table includes details of our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of the foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2022 and December 31, 2021. Approximately 69% of our outstanding foreign currency forwards mature in 2023, 29% mature in 2024 and 2% mature thereafter.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021
Foreign currency denominated fixed rate debt	$1,594.2	$1,701.0	$(1,557.4)	$(1,763.1)	$(142.6)	$(171.9)
Foreign currency forwards	$176.6	$170.8	$7.6	$(1.5)	$(18.3)	$(19.0)
Commodity Price Risk
We are exposed to volatility in commodity prices as we use commodities in the production and distribution of our products. We specifically hedge our exposure to fluctuations in the price of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, barley and diesel. We utilize market-based derivatives and long-term supplier-based contracts, specifically a combination of purchase orders, long-term supply contracts and over-the-counter financial instruments to mitigate our commodity price risk by establishing price certainty for select commodities that are used in our supply chain.
The following table includes details of our commodity swaps and options used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2022 and December 31, 2021. Approximately 63% of commodity swaps mature in 2023, 34% of commodity swaps mature in 2024 and 3% of commodity swaps mature thereafter.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021
Swaps	$525.2	$722.1	$69.0	$300.8	$(55.8)	$(95.7)
Options	$19.7	$68.2	$—	$0.1	$—	$—

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
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

/s/ GAVIN D.K. HATTERSLEY	/s/ TRACEY I. JOUBERT
Gavin D.K. Hattersley	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Beverage Company	Molson Coors Beverage Company
February 21, 2023	February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Molson Coors Beverage Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Molson Coors Beverage Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Americas Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance related to the Americas reporting unit as of December 31, 2022 is $5,292 million. The carrying value of goodwill is evaluated for impairment at the reporting unit level at least annually or when an interim triggering event occurs that may indicate potential impairment. The Company’s annual impairment test is performed as of the first day of the fiscal fourth quarter. The evaluation involves comparing the reporting unit’s fair value to its carrying value. If the fair value exceeds its respective carrying value, then management would conclude that no impairment has occurred. If the carrying value exceeds its fair value, the Company would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to the reporting unit. As a result of the annual impairment test, management concluded that the carrying value of the Americas reporting unit exceeded its fair value resulting in an impairment loss of $845 million. A combination of a discounted cash flow analysis and market approach is used by management to determine the fair value of the reporting unit. Fair value determinations require considerable judgment by management and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting unit may include the following, as disclosed by management, (i) growth rates for sales, costs and profits, which are based on various long-range financial and operational plans; (ii) prolonged weakening of economic conditions; or (iii) significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof, terminal growth rate, market multiples and / or weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Americas reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Americas reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the growth rates for sales, terminal growth rate, market multiples, and weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Americas reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Americas reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the growth rates for sales, terminal growth rate, market multiples, and weighted average cost of capital. Evaluating the significant assumptions related to growth rates for sales involved evaluating whether the significant assumptions used were reasonable considering (i) the current and past performance of the Americas reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s discounted cash flow analysis and market approach and (ii) the reasonableness of the terminal growth rate, market multiples, and weighted average cost of capital significant assumptions.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 21, 2023

We have served as the Company’s auditor since 1974.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Sales	$12,807.5	$12,449.9	$11,723.8
Excise taxes	(2,106.5)	(2,170.2)	(2,069.8)
Net sales	10,701.0	10,279.7	9,654.0
Cost of goods sold	(7,045.8)	(6,226.3)	(5,885.7)
Gross profit	3,655.2	4,053.4	3,768.3
Marketing, general and administrative expenses	(2,618.8)	(2,554.5)	(2,437.0)
Goodwill impairment	(845.0)	—	(1,484.3)
Other operating income (expense), net	(38.6)	(44.5)	(255.9)
Equity income (loss)	4.7	—	—
Operating income (loss)	157.5	1,454.4	(408.9)
Interest expense	(250.6)	(260.3)	(274.6)
Interest income	4.3	2.0	3.3
Other pension and postretirement benefits (costs), net	36.6	46.4	30.3
Other non-operating income (expense), net	(10.3)	(3.5)	6.0
Total non-operating income (expense), net	(220.0)	(215.4)	(235.0)
Income (loss) before income taxes	(62.5)	1,239.0	(643.9)
Income tax benefit (expense)	(124.0)	(230.5)	(301.8)
Net income (loss)	(186.5)	1,008.5	(945.7)
Net (income) loss attributable to noncontrolling interests	11.2	(2.8)	(3.3)
Net income (loss) attributable to Molson Coors Beverage Company	$(175.3)	$1,005.7	$(949.0)

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$(0.81)	$4.63	$(4.38)
Diluted	$(0.81)	$4.62	$(4.38)

Weighted-average shares outstanding
Basic	216.9	217.1	216.8
Dilutive effect of share-based awards	—	0.5	—
Diluted	216.9	217.6	216.8

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net income (loss) including noncontrolling interests	$(186.5)	$1,008.5	$(945.7)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(329.8)	(28.4)	113.6
Reclassification of cumulative translation adjustment	12.1	7.5	—
Unrealized gain (loss) on derivative instruments	153.8	37.4	(85.7)
Reclassification of derivative (gain) loss to income (loss)	9.4	5.5	(0.4)
Net change in pension and other postretirement benefit assets and liabilities	(59.6)	118.4	(39.9)
Pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	(1.6)	5.4	(5.2)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	13.8	15.5	14.2
Total other comprehensive income (loss), net of tax	(201.9)	161.3	(3.4)
Comprehensive income (loss)	(388.4)	1,169.8	(949.1)
Comprehensive (income) loss attributable to noncontrolling interests	13.6	(2.3)	(5.5)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$(374.8)	$1,167.5	$(954.6)
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$600.0	$637.4
Accounts and other receivables
Trade, less allowance for doubtful accounts of $13.2 and $19.0, respectively	739.8	678.9
Other receivables	126.4	200.5
Inventories, less allowance for obsolete inventories of $41.1 and $25.8, respectively	792.9	804.7
Other current assets, net	378.9	457.2
Total current assets	2,638.0	2,778.7
Properties, net	4,222.8	4,192.4
Goodwill	5,291.9	6,152.6
Other intangibles, net	12,800.1	13,286.8
Other assets	915.5	1,208.5
Total assets	$25,868.3	$27,619.0
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,978.3	$3,107.3
Current portion of long-term debt and short-term borrowings	397.1	514.9
Total current liabilities	3,375.4	3,622.2
Long-term debt	6,165.2	6,647.2
Pension and postretirement benefits	473.3	654.4
Deferred tax liabilities	2,646.4	2,704.6
Other liabilities	292.8	326.5
Total liabilities	12,953.1	13,954.9
Commitments and contingencies (Note 13)
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 210.5 shares and 210.1 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.2	102.2
Class B exchangeable shares, no par value (issued and outstanding: 11.0 shares and 11.1 shares, respectively)	413.3	417.8
Paid-in capital	7,006.4	6,970.9
Retained earnings	6,894.1	7,401.5
Accumulated other comprehensive income (loss)	(1,205.5)	(1,006.0)
Class B common stock held in treasury at cost (10.5 shares and 9.5 shares, respectively)	(522.9)	(471.4)
Total Molson Coors Beverage Company stockholders' equity	12,689.7	13,417.1
Noncontrolling interests	225.5	247.0
Total equity	12,915.2	13,664.1
Total liabilities and equity	$25,868.3	$27,619.0
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$(186.5)	$1,008.5	$(945.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	684.8	786.1	922.0
Amortization of debt issuance costs and discounts	7.7	6.7	8.1
Share-based compensation	33.6	32.1	24.2
Goodwill impairment	845.0	—	1,484.3
(Gain) loss on sale or impairment of properties and other assets, net	18.6	9.1	69.2
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	236.4	(233.8)	(111.4)
Equity (income) loss	(4.7)	—	—
Income tax (benefit) expense	124.0	230.5	301.8
Income tax (paid) received	(76.6)	(227.0)	(127.0)
Interest expense, excluding amortization of debt issuance costs and discounts	242.9	253.6	266.0
Interest paid	(240.0)	(256.2)	(271.9)
Change in current assets and liabilities (net of impact of business combinations) and other
Receivables	(108.5)	(137.6)	160.8
Inventories	(64.6)	(143.9)	(46.2)
Payables and other current liabilities	(16.1)	285.5	(50.1)
Other assets and other liabilities	6.0	(40.1)	11.6
Net cash provided by (used in) operating activities	1,502.0	1,573.5	1,695.7
Cash flows from investing activities
Additions to properties	(661.4)	(522.6)	(574.8)
Proceeds from sales of properties and other assets	32.2	26.0	158.8
Other	4.1	(13.3)	2.4
Net cash provided by (used in) investing activities	(625.1)	(509.9)	(413.6)
Cash flows from financing activities
Exercise of stock options under equity compensation plans	3.1	4.6	4.1
Dividends paid	(329.3)	(147.8)	(125.3)
Payments for purchases of treasury stock	(51.5)	—	—
Payments on debt and borrowings	(509.1)	(1,006.6)	(918.9)
Proceeds on debt and borrowings	7.0	—	1.5
Net proceeds from (payments on) revolving credit facilities and commercial paper	(3.7)	1.4	—
Other	(6.0)	(23.8)	(31.8)
Net cash provided by (used in) financing activities	(889.5)	(1,172.2)	(1,070.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(24.8)	(24.1)	35.0
Net increase (decrease) in cash and cash equivalents	(37.4)	(132.7)	246.7
Balance at beginning of year	637.4	770.1	523.4
Balance at end of year	$600.0	$637.4	$770.1
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Balance as of December 31, 2019	$13,673.1	$—	$2.1	$102.5	$557.8	$6,773.6	$7,617.0	$(1,162.2)	$(471.4)	$253.7
Exchange of shares	—	—	—	(0.2)	(140.0)	140.2	—	—	—	—
Shares issued under equity compensation plan	(0.5)	—	—	—	—	(0.5)	—	—	—	—
Amortization of share-based compensation	24.2	—	—	—	—	24.2	—	—	—	—
Acquisition of business and purchase of noncontrolling interest	(0.2)	—	—	—	—	0.3	—	—	—	(0.5)
Net income (loss) including noncontrolling interests	(945.7)	—	—	—	—	—	(949.0)	—	—	3.3
Other comprehensive income (loss), net of tax	(3.4)	—	—	—	—	—	—	(5.6)	—	2.2
Contributions from noncontrolling interests	16.3	—	—	—	—	—	—	—	—	16.3
Distributions and dividends to noncontrolling interests	(18.7)	—	—	—	—	—	—	—	—	(18.7)
Dividends declared	(123.8)	—	—	—	—	—	(123.8)	—	—	—
Balance as of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
Exchange of shares	—	—	—	(0.1)	—	0.1	—	—	—	—
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	32.1	—	—	—	—	32.1	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	0.3	—	—	—	(0.5)
Net income (loss) including noncontrolling interests	1,008.5	—	—	—	—	—	1,005.7	—	—	2.8
Other comprehensive income (loss), net of tax	161.3	—	—	—	—	—	—	161.8	—	(0.5)
Contributions from noncontrolling interests	3.2	—	—	—	—	—	—	—	—	3.2

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
Distributions and dividends to noncontrolling interests	(14.3)	—	—	—	—	—	—	—	—	(14.3)
Dividends declared	(148.4)	—	—	—	—	—	(148.4)	—	—	—
Balance as of December 31, 2021	$13,664.1	$—	$2.1	$102.2	$417.8	$6,970.9	$7,401.5	$(1,006.0)	$(471.4)	$247.0
Exchange of shares	—	—	—	—	(4.5)	4.5	—	—	—	—
Shares issued under equity compensation plan	(2.9)	—	—	—	—	(2.9)	—	—	—	—
Amortization of share-based compensation	33.6	—	—	—	—	33.6	—	—	—	—
Purchase of noncontrolling interest	(1.4)	—	—	—	—	0.3	—	—	—	(1.7)
Net income (loss) including noncontrolling interests	(186.5)	—	—	—	—	—	(175.3)	—	—	(11.2)
Other comprehensive income (loss), net of tax	(201.9)	—	—	—	—	—	—	(199.5)	—	(2.4)
Share repurchase program	(51.5)	—	—	—	—	—	—	—	(51.5)	—
Contributions from noncontrolling interests	8.1	—	—	—	—	—	—	—	—	8.1
Distributions and dividends to noncontrolling interests	(14.3)	—	—	—	—	—	—	—	—	(14.3)
Dividends declared	(332.1)	—	—	—	—	—	(332.1)	—	—	—
Balance as of December 31, 2022	$12,915.2	$—	$2.1	$102.2	$413.3	$7,006.4	$6,894.1	$(1,205.5)	$(522.9)	$225.5
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
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods, and 2022, 2021 and 2020 refers to the twelve months ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Our primary operating currencies, other than USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, HRK and RSD.
Our consolidated financial statements and related disclosures reflect new accounting pronouncements adopted during the year as discussed in Note 2, "New Accounting Pronouncements."
Changes to our Consolidated Statement of Operations
As of December 31, 2022, we modified our presentation of the consolidated statements of operations to replace the former "Special items, net" line item with "Other operating income (expense), net." In addition, goodwill impairment, which had previously been included in "Special items, net," has been reclassified to a separate line titled "Goodwill impairment." The consolidated statement of operations for the years ended December 31, 2021 and December 31, 2020 were reclassified to reflect this change in presentation only.
Cost Inflation
We have been experiencing significant cost inflation, including higher material, transportation and energy costs, which negatively impacted our results of operations during the year ended December 31, 2022. We expect cost inflation to continue to have a negative impact on our results of operations in 2023 and possibly beyond. To the extent materials, transportation and energy prices continue to fluctuate, our business and financial results could continue to be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program, increased pricing to our customers, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressures. See Part II. Item 7. Management's Discussion and Analysis, "Items Affecting Reported Results" for further discussion.
For considerations of the effects of cost inflation to our goodwill and indefinite-lived intangible assets, see Note 6, "Goodwill and Intangible Assets."
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
At the onset of the pandemic, during the first quarter of 2020, we initiated temporary keg relief programs in many of our markets which were negatively impacted. As a result, during 2020, we recognized a reduction to net sales of $30.3 million reflecting estimated sales returns and reimbursements through these keg relief programs. Further, during 2020, we recognized charges of $12.1 million within cost of goods sold related to obsolete finished goods keg inventories that were not expected to be sold within our freshness specifications, as well as the costs to facilitate the above mentioned keg returns. Additionally, during 2020, we recorded charges of $15.5 million within cost of goods sold related to temporary "thank you" pay for certain essential Americas segment brewery employees.
In response to the ongoing impacts of the coronavirus pandemic, various governmental authorities globally announced relief programs, which among other items, provided temporary deferrals of non-income based tax payments, which positively impacted our operating cash flows in 2020. These temporary net tax payment deferrals of approximately $25 million and $130 million as of December 31, 2021 and December 31, 2020, respectively, were primarily included within accounts payable and other current liabilities on our audited consolidated balance sheets. Of the $130 million of temporary net tax payment deferrals as of December 31, 2020, approximately $105 million was repaid during the year ended December 31, 2021, with approximately $25 million outstanding as of December 31, 2021. The remaining was repaid during the year ended December 31, 2022.
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
Revitalization Plan
On October 28, 2019, we initiated a revitalization plan designed to allow us to invest across our portfolio to drive long-term, sustainable success. The revitalization plan established Chicago, Illinois as our Americas segment operational headquarters. We closed our office in Denver, Colorado and consolidated certain administrative functions into our other existing office locations. As of January 1, 2020, we changed our name to Molson Coors Beverage Company and changed our management structure to two segments - Americas and EMEA&APAC. We began to incur charges related to these restructuring activities during the fourth quarter of 2019 and we recognized severance and retention charges of $4.0 million and $35.6 million during the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the revitalization plan restructuring charges were substantially complete.
See Note 17, "Other Operating Income (Expense), net" for further discussion of the impacts of this plan.
Government Assistance
We receive government assistance in the form of tax credits and grants, including tax credits from government agencies in certain jurisdictions around job creation and retention, as well as capital investment initiatives. This includes, but is not limited to, refundable and non-refundable property and income tax credits in various state and other local jurisdictions. We recognize amounts received from government assistance programs, including tax credits and grants, as a reduction to MG&A expenses in our consolidated financial statements, when it is probable we will receive the funds and have met the conditions, if any, required by the government assistance program. If we receive the government assistance at a point in time for services to be completed over time, the cash received is initially recorded in our consolidated balance sheet as other liabilities, and amortized as an offset to MG&A expenses over the service period of the agreement. No programs are individually material nor are the programs material in the aggregate.
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
Revenue Recognition
Our net sales represent the sale of beer, malt beverages and other adjacencies, net of excise tax. Sales are stated net of incentives, discounts and returns. Sales of products are for cash or otherwise agreed upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Where our products are sold under consignment arrangements, revenue is not recognized until control has transferred, which is when the product is sold to the end customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The cost of various programs, such as price promotions, rebates and coupons, are treated as a reduction of sales. In certain of our markets where legally permitted, we make cash payments to customers such as slotting or listing fees, or payments for other marketing or promotional activities. These cash payments are recorded as a reduction of revenue unless we receive a distinct good or service. Specifically, a good or service is considered distinct when it is separately identifiable from other promises in the contract, we receive a benefit from the good or service and the benefit is separable from the sale of our product to the customer.
Certain payments made to customers are conditional on the achievement of volume targets, marketing commitments or both. If paid in advance, we record such payments as prepayments and amortize them over the relevant period to which the customer commitment is made (generally up to five years). When the payment is not for a distinct good or service, or fair value cannot be reasonably estimated, the amortization of the prepayment or the cost as incurred is recorded as a reduction of revenue. Where a distinct good or service is received and fair value can be reasonably estimated, the cost is included as MG&A expenses. The amounts deferred are reassessed regularly for recoverability over the contract period and are impaired where there is objective evidence that the benefits will not be realized or the asset is otherwise not recoverable. Separately, as discussed below, we analyze whether these advance payments contain a significant financing component for potential adjustment to the transaction price.
Our primary revenue generating activity represents the sale of beer and other malt beverages to customers, including both domestic and exported product sales. Our customer could be a distributor, retail or on-premise outlet, depending on the market. The majority of our revenues are generated from brands that we own and brew ourselves; however, we also import or brew and sell certain non-owned partner brands under licensing and related arrangements. In addition, primarily in the U.K., we sell other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business." Sales from this business are included in our net sales and cost of goods sold when ultimately sold. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, negotiate with the customers on pricing and invoice customers for the product and related costs of delivery. In addition, we incur the risk of loss when we are in possession of the inventory and for the receivables due from the customers. Revenues for owned brands, partner and imported brands, as well as factored brands are recognized at the point in time when control is transferred to the customer as discussed above.
Other Revenue Generating Activities
We contract manufacture for other brewers in some of our markets. These contractual agreements require us to brew, package and ship certain brands for these brewers, who then sell the products to their own customers in their respective markets. Revenues under contract brewing arrangements are recognized when our obligation related to the finished product is fulfilled and control of the product transfers to these other brewers.
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
Disaggregation of Revenue
We have evaluated our primary revenue generating activities under the disaggregation disclosure criteria outlined within the guidance and concluded that disclosure at the geographical segment level depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. We have also evaluated our other revenue generating activities and concluded that these activities are not material for separate disclosure. See Note 18, "Segment Reporting," for disclosure of revenues by geographic segment.
Variable Consideration
Our revenue generating activities include variable consideration which is recorded as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors' sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, and coupons and mail-in rebates offered to the end consumer. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recorded. We estimate this variable consideration, including analyzing for a potential constraint on variable consideration, by taking into account factors such as the nature of the promotional activity, historical information and current trends, availability of actual results and expectations of customer and consumer behavior.
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

For the years ended December 31, 2022, 2021 and 2020, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.
Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. No such arrangements existed during the years ended December 31, 2022, 2021 and 2020.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain and fulfill contracts are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2022 or December 31, 2021. Separately, trade accounts receivable, including affiliate receivables, approximates receivables from contracts with customers.
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
Excise Taxes
Excise taxes remitted to tax authorities are government-imposed excise taxes on beer. Excise taxes are shown in a separate line item in the consolidated statements of operations as a reduction of sales. In the consolidated balance sheets, excise taxes are generally recognized as a current liability within accounts payable and other current liabilities, with the liability subsequently reduced when the taxes are remitted to the tax authority. In cases where excise taxes are prepaid, they are recorded within other current assets.
Cost of Goods Sold
Our cost of goods sold includes costs we incur to make and ship beer and other beverages. These costs include brewing materials, such as barley, hops and various grains. Packaging materials, such as glass bottles, aluminum cans, cardboard and paperboard are also included in our cost of goods sold. Additionally, our cost of goods sold include both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, warehousing costs, purchasing and receiving costs, depreciation, promotional packaging, other manufacturing overheads and costs to purchase factored and other non-owned brands from suppliers, as well as the estimated cost to facilitate product returns.
Marketing, General and Administrative Expenses
Our MG&A expenses include marketing expenses, including the direct costs related to the selling of a product or brand, media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels within our operating segments. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are expensed when the advertising is first run. Included in MG&A is total marketing and advertising expenses which were approximately $1.0 billion, $1.1 billion and $0.9 billion in 2022, 2021 and 2020, respectively.
This classification also includes general and administrative costs for functions such as finance, legal, human resources and information technology. These costs primarily consist of labor and outside services, as well as bad debt expense related to our allowance for doubtful accounts. Unless capitalization is allowed or required by U.S. GAAP, legal costs are expensed when incurred. These costs also include our marketing and sales organizations, including labor and other overheads. This line item additionally includes amortization costs associated with intangible assets, as well as certain depreciation costs related to non-production equipment and share-based compensation.
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
Other Operating Income (Expense), net
Our other operating income (expense) items represent charges incurred or benefits realized that we believe are significant to our current operating results warranting separate classification; specifically, such items are considered to be one of the following:
•restructuring charges, including atypical employee-related charges, asset abandonment-related losses, fees on termination of significant operating agreements and other related exit or disposal charges;
•intangible and tangible asset impairments, excluding goodwill;
•gains and (losses) on disposal of investments; and
•other significant items deemed to warrant separate classification within operating income
These items classified as other operating income (expense) are not necessarily non-recurring, however, they are generally deemed to be incremental to income earned or costs incurred by us in conducting normal operations.
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
Other Non-Operating Income (Expense), net
Our other non-operating income (expense), net classification primarily includes gains and losses associated with activities not directly related to our operations. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from the remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets and the mark-to-market activity associated with warrants and other equity securities are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances related to financing and other treasury-related activities remain unallocated. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other non-operating income (expense), net.
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities and certain unrecognized gains and losses recorded in AOCI. We apply the intraperiod tax allocation rules to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income (loss), when we meet the criteria prescribed by U.S. GAAP.
The tax benefit from an uncertain tax position is recognized only if it is determined that the tax position will more likely than not be sustained based on its technical merits. We measure and record the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest, penalties and offsetting positions related to unrecognized tax benefits are recognized as a component of income tax expense with interest and penalties being recorded to the provision (benefit) for income taxes in our Consolidated Statement of Operations. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Other Comprehensive Income (Loss)
OCI represents income and losses for the reporting period, including the related tax impacts, which are excluded from net income (loss) and recognized directly within AOCI as a component of equity. OCI also includes amounts reclassified to income during the reporting period that were previously recognized within AOCI. Amounts remaining within AOCI are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than the USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow hedging relationships and derivative and non-derivative instruments designated in net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, when we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future, the remeasurement of these instruments is recorded as a component of foreign currency translation adjustments within OCI. We release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.
Earnings Per Share
Basic EPS is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted EPS includes the additional dilutive effect of our potentially dilutive securities, which include RSUs, DSUs, PSUs and stock options. The dilutive effects of our potentially dilutive securities are calculated using the treasury stock method. Our calculation of weighted-average shares includes Class A common stock and Class B common stock and Class A exchangeable shares and Class B exchangeable shares. All classes of stock have in effect the same dividend rights and share equitably in undistributed earnings. Holders of Class A common stock receive dividends only to the extent dividends are declared and paid to holders of Class B common stock. See Note 14, "Stockholders' Equity" for further discussion of the Class A common stock and Class B common stock and Class A exchangeable shares and Class B exchangeable shares. We have no unvested outstanding equity share awards that contain non-forfeitable rights to dividends.
Anti-dilutive securities excluded from the computation of diluted EPS for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were 3.1 million, 1.8 million and 2.7 million shares, respectively.
Dividends
On November 10, 2022, our Company's Board of Directors declared a cash dividend of $0.38 per share, paid on December 15, 2022, to shareholders of Class A and Class B common stock of record on December 2, 2022. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.50 per share. During the year ended December 31, 2022, dividends declared to eligible shareholders totaled $1.52 per share, with the CAD equivalent totaling CAD 1.95 per share.
In response to the global economic uncertainty created by the coronavirus pandemic, our Board of Directors suspended our regular quarterly dividend on our Class A and Class B common and exchangeable shares in May 2020. A quarterly dividend was reinstated during the third quarter of 2021. During the year ended December 31, 2021, dividends declared to eligible shareholders totaled $0.68 per share, with the CAD equivalent totaling CAD 0.84 per share. During the year ended December 31, 2020, dividends declared to eligible shareholders totaled $0.57 per share, with the CAD equivalent totaling CAD 0.75 per share.
Share Repurchase Program
On February 17, 2022, our Company's Board of Directors approved a share repurchase program up to an aggregate of $200 million of our Company's Class B common stock through March 31, 2026, with the program primarily intended to offset annual employee equity award grants. During the year ended December 31, 2022, we repurchased 995,000 shares under the share repurchase program at a weighted average price of $51.70 per share, including brokerage commissions, for an aggregate value of $51.5 million.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits are maintained with multiple, reputable financial institutions.
Non-Cash Activity
Non-cash investing activities includes movements in our guarantee of indebtedness of certain equity method investments of $2.3 million, $0.4 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 3, "Investments" for further discussion. We also had other non-cash activities related to capital expenditures incurred but not yet paid of $234.3 million, $206.6 million and $171.9 million during the years ended December 31, 2022, 2021 and 2020, respectively. In addition, we had non-cash activities related to our non-cash issuances of share-based awards. See Note 16, "Share-Based Payments" for further details.

In June 2021, we rolled forward our July 2021 $250.0 million forward starting interest rate swap to May 2022 through a cashless settlement. The unrealized loss on the 2021 forward starting interest rate swap at the time of the transaction was factored into the effective interest rate assigned to the new May 2022 forward starting interest rate swap. See Note 10, "Derivative Instruments and Hedging Activities" for further details.
As of December 31, 2022, we had a recorded non-cash transaction related to the establishment of an accrued liability of $56.6 million as the best estimate of the probable loss in the Keystone litigation case based on the jury verdict including associated interest. See Note 13, "Commitments and Contingencies" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 8, "Leases," there was no other significant non-cash activity in 2022, 2021 and 2020.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes apparent the product will not be sold within our freshness specifications. In addition, we reserve for those inventories associated with discontinued SKUs or instances where we change our packaging.
Other current assets
Other current assets include prepaid assets, implementation costs incurred on cloud computing arrangements, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are inventoried within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate. The allowance for obsolete supplies was $19.8 million and $18.3 million as of December 31, 2022, and December 31, 2021, respectively.
Properties
Properties are stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically and have the following ranges: buildings and improvements: 20-40 years; production and office equipment 3-25 years; and software: 3-5 years. Land is not depreciated and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. When property is sold or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in our consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable. Our asset groups are generally identified at the segment level with the exception of certain craft breweries or other locations which may operate on a more stand-alone basis, such as our Truss LP joint venture.
Returnable containers are recorded at acquisition cost and consist of returnable bottles, kegs, pallets and crates that are both in our direct control within our breweries, warehouses and distribution facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on our returnable containers in the market are recorded as deposit liabilities, included as current liabilities within accounts payable and other current liabilities in the consolidated balance sheets. We estimate that the loss, breakage and deterioration of our returnable containers is comparable to the depreciation calculated on an estimated useful life of up to 4 years for bottles, 5 years for pallets, 7 years for crates and 15 years for returnable kegs. We also own and maintain other equipment in the market related to delivery of our products to end consumers, for example on-premise dispense equipment and refrigeration units. This equipment is recorded at acquisition cost and depreciated over lives of up to 7 years, depending on the market, reflecting the use of the equipment, as well as the loss and deterioration of the asset.

The costs of acquiring or developing internal-use computer software, including directly-related payroll costs for internal resources, are capitalized and classified within properties. Software maintenance and training costs are expensed in the period incurred. Implementation costs incurred in hosting arrangements that are service contracts are capitalized within other assets and are not material.
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
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of the completion of our 2022 impairment testing, we have concluded that we have two reporting units, Americas and EMEA&APAC. See further discussion in Note 6, "Goodwill and Intangibles."
As required, we evaluate the carrying value of our goodwill at the reporting unit level and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. Our annual test is performed as of the first day of our fiscal fourth quarter, October 1. The testing of goodwill and indefinite-lived intangible assets uses estimates and assumptions affected by factors such as economic and industry conditions along with changes in operating performance. The evaluation involves comparing the reporting unit or indefinite-lived intangible asset's fair value to its carrying value. If the fair value exceeds its respective carrying value, then we conclude that no impairment has occurred. If the carrying value exceeds its fair value, we would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to that reporting unit or balance of the respective indefinite-lived intangible asset.
We continuously monitor the performance of our other definite-lived intangible assets and evaluate for impairment when evidence exists that certain triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangible assets are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets as this approximates the pattern in which the assets economic benefits are consumed.
Goodwill impairments are recorded to the "Goodwill impairment" line item on the consolidated statement of operations whereas impairments of intangible assets are recorded in the "Other operating income (expense), net" line item.
Equity Method Investments
We apply the equity method of accounting to investments that we do not control but where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investments. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. See Note 3, "Investments" for further information regarding our equity method investments. There are no related parties that own interests in our equity method investments as of December 31, 2022.
Derivative Hedging Instruments
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest rates, foreign currency exchange, commodity prices, production and packaging material costs and for other strategic purposes related to our core business. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize our derivatives on the consolidated balance sheets as assets or liabilities at fair value and classify them in either current or non-current assets or liabilities based on each contract's respective unrealized gain or loss position and each contract's respective maturity. Our policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. Further, our current derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross in our consolidated balance sheets.
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
Leases
We enter into contractual arrangements for the utilization of certain non-owned assets, primarily real estate and equipment, which are evaluated as finance or operating leases upon commencement and are accounted for accordingly. Specifically, under Accounting Standards Codification (“ASC”) Topic 842, Leases, a contract is or contains a lease when, (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is or contains a lease at inception of the contract. For all contractual arrangements deemed to be leases (other than short-term leases, which have a duration of one year or less), as of the lease commencement date, we recognize on the consolidated balance sheet a liability for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use.
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
Our leases have remaining lease terms of up to approximately 16 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the right-of-use ("ROU") asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including real estate strategies, the nature, length and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Based on these determinations, we generally conclude that the exercise of renewal options would not be reasonably certain in determining the lease term at commencement. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events requiring a lease modification. Additionally, for certain equipment leases involving groups of similar leased assets with similar lease terms, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
The discount rate used to calculate the present value of the future minimum lease payments is the rate implicit in the lease, when readily determinable. As the rate implicit in the lease is rarely readily determinable, we use our incremental borrowing rate relative to the leased asset in all other cases.
Certain of our leases include variable payments, primarily for items such as property taxes, insurance, maintenance and other operating expenses associated with leased assets. These variable payments are excluded from the measurement of our lease assets and liabilities and are recognized in the period in which the obligation for those payments is incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease-related expense is recorded within either cost of goods sold or MG&A expenses on the consolidated statements of operations, depending on the function of the underlying leased asset, with the exception of interest on finance lease liabilities, which is recorded within interest expense on the consolidated statements of operations.
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
We recognize the underfunded or overfunded status of a defined benefit pension and OPEB plan as an asset or liability in the consolidated balance sheets. The funded status of a plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, and the related net periodic pension cost are calculated using a number of significant actuarial assumptions. Changes in net periodic pension cost and funding status may occur in the future due to changes in these assumptions.
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
Fair Value Measurements
The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate fair value as recorded due to the short-term nature of these instruments. In addition, the carrying amounts of our trade loan receivables, net of allowances, approximate fair value. The fair value of derivatives is estimated by discounting the estimated future cash flows utilizing observable market interest, foreign exchange and commodity rates adjusted for non-performance credit risk associated with our counterparties (assets) or with MCBC (liabilities), as appropriate. See Note 10, "Derivative Instruments and Hedging Activities" for additional information. Based on current market rates for similar instruments, the fair value of long-term debt is presented in Note 9, "Debt."
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

Subsequent Events
On February 20, 2023, the Company's Board of Directors declared a quarterly dividend of $0.41 per share, to be paid on March 17, 2023, to shareholders of Class A and Class B common stock of record on March 3, 2023. Shareholders of exchangeable shares will receive the CAD equivalent of dividends declared on Class A and Class B common stock.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and was effective for all entities upon issuance on March 12, 2020 through December 31, 2022. Accounting Standards Update ("ASU") 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, defers the expiration date of Topic 848 to December 31, 2024 to realign with the revised cessation date for LIBOR. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. We have elected to adopt optional expedients impacting our derivative instruments with maturity dates extending beyond the expected discontinuance date of LIBOR. In addition, in October 2021, we amended our revolving credit facility to replace LIBOR with designated replacement rates for any future borrowings denominated in EUR or GBP. The partial adoption of, and future elections under ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, did not and are not expected to have a material impact on our accounting policies or consolidated financial statements. We will continue to evaluate the impact of reference rate reform on our other contracts and assess the impacts of adopting incremental portions of this guidance on our financial statements.
In November 2021, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures around government assistance by requiring disclosures of the type of government assistance, our method of accounting for the government assistance and the effect on our financial statements. We adopted this guidance in our annual report for the year ended December 31, 2022. None of the programs in which we receive government assistance are individually material nor are they material in the aggregate. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for additional information on our government assistance.
New Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures for a buyer in a supplier finance program by requiring disclosures of key program terms, the amount of obligations that have been confirmed as valid with the finance provider that are deemed outstanding as of the end of the period, a description of the financial line item in which this unpaid balance resides and a rollforward of the obligations including the amount of obligations confirmed and paid. This guidance, with the exception of the rollforward disclosure requirement, is effective for us starting with the first quarter of 2023 and is required to be applied retrospectively. The rollforward disclosure requirement is effective for us in our annual report for the year ending December 31, 2024 and is required to be applied prospectively. While early adoption of this guidance is permitted, we plan to adopt as required with all information except for the rollforward disclosure requirement to be disclosed starting with the first quarter of 2023. We expect the guidance to have an impact on disclosures only as the guidance does not impact recognition or measurement of such programs.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.
3. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. Our consolidated VIEs held $5.0 million of debt as of December 31, 2022 and none as of December 31, 2021. We have not provided any financial support to any of our VIEs during 2022 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable. See below under "Affiliate Transactions" for further details.
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
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $33.3 million and $38.1 million recorded as of December 31, 2022 and December 31, 2021, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
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
We have an obligation to proportionately fund BRI's operations. As a result of this obligation, we continue to record our proportional share of BRI's net income or loss and OCI activity, including when we have a negative equity method balance. As of December 31, 2022 and December 31, 2021, we had a positive equity method investment balance of $54.3 million and $43.9 million, respectively. See "Affiliate Transactions" below for BRI affiliate due to and due from balances as of December 31, 2022 and December 31, 2021, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
BDL
BDL is a distribution operation owned by Molson Canada 2005 and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share equal voting control of this business. We consider BDL an affiliate.
BDL charges the owners administrative fees that are designed so the entity operates at break-even profit levels. This administrative fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products. Our investment in BDL was $30.9 million and $33.2 million as of December 31, 2022 and December 31, 2021, respectively. See "Affiliate Transactions" section below for BDL affiliate due to and due from balances as of December 31, 2022 and December 31, 2021, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Other
In the third quarter of 2020, we formed TYC, a joint venture equally owned by MCBC and DGY West that, pursuant to an operating agreement, was formed to expand commercialization of Yuengling's brands for any new market expansion outside of Yuengling's then 22-state footprint and New England in the U.S. During the third quarter of 2021, TYC commenced retail operations with its first product sales in the state of Texas and in the fourth quarter of 2022, TYC announced that it will expand into three new markets consisting of Kansas, Oklahoma and Missouri. We have concluded that TYC is a VIE for which we are not the primary beneficiary and therefore is accounted for as an equity method investment.
We have certain other immaterial equity investments we enter into from time to time that align with our organizational strategies and growth initiatives.
Our equity method investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2022 or December 31, 2021, for any of these companies.

Affiliate Transactions
Amounts due from and due to affiliates as of December 31, 2022 and December 31, 2021, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
BRI	$4.7	$3.3	$(0.3)	$0.4
BDL	0.2	6.2	—	3.1
Other	5.4	6.7	1.3	0.6
Total	$10.3	$16.2	$1.0	$4.1
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
Rocky Mountain Bottle Company
RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc in which we hold a 50% interest. Our U.S. business has a supply agreement with RMBC under which we agree to purchase output approximating the agreed upon annual plant capacity of RMBC. RMBC manufactures bottles at our facilities, which RMBC is operating under a lease agreement. As RMBC is an LLC, the tax consequences flow to the joint venture partners.
Cobra U.K.
We hold a 50.1% interest in Cobra U.K., which owns the worldwide rights to the Cobra beer brand (with the exception of the Indian sub-continent, owned by Cobra India). The noncontrolling interest is held by the founder of the Cobra beer brand. We consolidate the results and financial position of Cobra U.K., and it is reported within our EMEA&APAC segment.
Truss
Truss is a joint venture with HEXO, created to pursue opportunities to develop, produce and market non-alcoholic, cannabis-infused beverages in Canada. Truss is structured as a standalone company with its own board of directors and an independent management team. We maintain a 57.5% controlling interest in Truss, which is a VIE that is consolidated. Truss subleased the location of its production facility in Belleville, Ontario from HEXO for a portion of the year ended December 31, 2022 and directly from a third party landlord for the remaining portion of the year.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2022		December 31, 2021
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$228.2	$21.2	$204.9	$19.1
Other	$43.3	$16.1	$70.8	$14.8

4. Inventories

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Finished goods	$269.1	$351.5
Work in process	71.9	71.8
Raw materials	290.4	271.2
Packaging materials	161.5	110.2
Inventories, net	$792.9	$804.7
5. Properties

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Land and improvements	$355.9	$355.9
Buildings and improvements	1,205.5	1,225.1
Production and office equipment	4,897.3	4,858.5
Software	533.3	507.1
Construction in progress	497.4	335.2
Other	395.3	417.8
Total properties cost	7,884.7	7,699.6
Less: accumulated depreciation	(3,661.9)	(3,507.2)
Properties, net	$4,222.8	$4,192.4
As of December 31, 2022, we modified the presentation of the subcategories of properties. The presentation of the subcategories of properties as of December 31, 2021 have been reclassified to conform to the presentation used as of December 31, 2022.
Depreciation expense was $476.7 million, $568.1 million and $702.0 million in the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. The decrease in depreciation expense for the year ended December 31, 2022 compared to 2021 was primarily due to assets becoming fully depreciated during the year, favorable impacts from foreign currency movements and a decrease in accelerated depreciation recorded as a result of certain facility closures.

6. Goodwill and Intangible Assets
The changes in the gross carrying value of goodwill and accumulated impairment losses are presented in the table below by segment.

	Americas	EMEA&APAC (1)	Consolidated
	(In millions)
Gross carrying value of goodwill	$6,846.4	$1,569.1	$8,415.5
Accumulated impairment losses	(695.4)	(1,569.1)	(2,264.5)
Balance as of December 31, 2020	$6,151.0	$—	$6,151.0

Foreign currency translation, net	1.6	—	1.6

Gross carrying value of goodwill	6,852.9	1,517.2	8,370.1
Accumulated impairment losses	(700.3)	(1,517.2)	(2,217.5)
Balance as of December 31, 2021	$6,152.6	$—	$6,152.6

Impairments	(845.0)	—	(845.0)
Foreign currency translation, net	(15.7)	—	(15.7)

Gross carrying value of goodwill	6,790.4	1,387.6	8,178.0
Accumulated impairment losses	(1,498.5)	(1,387.6)	(2,886.1)
Balance as of December 31, 2022	$5,291.9	$—	$5,291.9
(1)The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020. Subsequent changes in the gross carrying value of goodwill and accumulated impairment loss balances are due to fluctuations in foreign exchange rates, which are presented net in the table above, as well as an immaterial write-off related to the disposal of our India entity in 2022.
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2022:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,861.1	$(1,416.7)	$3,444.4
License agreements and distribution rights	15 - 20	200.0	(108.0)	92.0
Other	5 - 40	88.8	(27.7)	61.1
Intangible assets not subject to amortization
Brands	Indefinite	8,148.6	—	8,148.6
Distribution networks	Indefinite	746.4	—	746.4
Other	Indefinite	307.6	—	307.6
Total		$14,352.5	$(1,552.4)	$12,800.1

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2021:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,081.8	$(1,267.1)	$3,814.7
License agreements and distribution rights	15 - 20	206.8	(107.2)	99.6
Other	3 - 40	98.5	(32.0)	66.5
Intangible assets not subject to amortization
Brands	Indefinite	8,197.9	—	8,197.9
Distribution networks	Indefinite	800.5	—	800.5
Other	Indefinite	307.6	—	307.6
Total		$14,693.1	$(1,406.3)	$13,286.8
The changes in the gross carrying amounts of intangible assets from December 31, 2021 to December 31, 2022 are primarily due to the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of December 31, 2022, the estimated future amortization expense of intangible assets is as follows:

Year	Amount
(In millions)
2023	$204.1
2024	$202.7
2025	$202.7
2026	$184.2
2027	$119.8
Amortization expense of intangible assets was $208.1 million, $218.0 million and $220.0 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. This expense is primarily presented within MG&A in our consolidated statements of operations.
Annual 2022 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2022, the first day of our fourth quarter, using a combination of a discounted cash flow analysis and market approach in the determination of fair value and concluded that the carrying value of the Americas reporting unit was in excess of its fair value amount such that an impairment loss of $845.0 million was recorded to the "Goodwill impairment" line item on the consolidated statements of operations. Due to the partial impairment of the Americas reporting unit goodwill, the remaining goodwill balance related to this reporting unit is still considered to be at risk for future impairments as further discussed below. Prior to the quantitative goodwill impairment test, we tested the recoverability of the indefinite-lived and definite-lived intangible assets and other long-lived assets within our Americas reporting unit and concluded no impairments were noted.
The decline in the fair value of the Americas reporting unit in the current year was largely impacted by macroeconomic factors including an increase to the discount rate as a result of the recent rising interest rate environment as well as reductions in management forecasts and expectations due primarily to cost inflation pressures in the near to medium term and a softening beer market in certain markets in which we operate. Specifically, the discount rate used in developing our annual fair value estimates for the Americas reporting unit in the current year was 8.75% based on market-specific factors as compared to 8.25% used as of the October 1, 2021 annual testing date.
Due to the partial impairment charge, the reporting unit is still considered to be at risk of future impairment. We continue to focus on building on the strength of our iconic core brands, growing our above premium portfolio and expanding beyond the beer aisle. While progress has been made on this strategy, including the increasing proportion of our above premium portfolio over the last several years and the strengthening of our core brands, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. In addition, these growth targets have been adjusted to align with current expectations of the beer industry environment and broader macroeconomic conditions such as cost inflation for certain inputs, which could continue to put pressure on achieving key margin and cash flow projections into the future. Additionally, the fair value determinations are sensitive to further unfavorable changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses, including the ongoing impacts of cost inflation, further increases to interest rates, and other external industry factors impacting our business. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
The fair value of the Coors brands in the Americas, the Miller brands in the U.S., the Carling brands in the U.K. and Staropramen brands in EMEA&APAC all exceed their respective carrying values by over 15.0% as of the annual testing date and therefore are not considered at risk for potential future impairment.
We utilized Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets. An excess earnings approach is used to determine the fair values of these assets as of the testing date. The future cash flows used in the analysis are based on internal cash flow projections based on our long range plans and include significant assumptions by management as noted below.
Separately, we performed a qualitative assessment of our water rights indefinite-lived intangible assets in the U.S. to determine whether it was more likely than not that the fair values of these assets were greater than their respective carrying amounts. Based on this qualitative assessment, we determined that a full quantitative analysis was not necessary.
Key Assumptions
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future, and if our assumptions are not realized, it is possible that impairment charges may need to be recorded in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives or increase in costs driven by inflation or other factors that could significantly impact our immediate and long range results, a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, a continuation of the trend away from core brands in certain of our markets, especially in markets where our core brands represent a significant portion of the market, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as cost inflation and the lingering coronavirus pandemic and the potential impacts either may have on our immediate or long range results. We also continuously monitor the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Substantial changes in any of these inputs could lead to a material impairment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to inflation or the pandemic, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment.
Annual 2021 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment analysis as of October 1, 2021 and concluded that the fair value of the Americas reporting unit was determined to be in excess of its carrying amount and no goodwill impairment charge was required. While the Americas reporting unit did not have an impairment of goodwill, it was considered to be at risk for future impairments with only 6% cushion of fair value in excess of carrying value.
We also evaluated the indefinite-lived and definite-lived intangible assets within our Americas and EMEA&APAC reporting unit and concluded no impairments were required for our indefinite-lived assets or definite-lived intangible assets.

Definite-Lived Intangible Assets and Other Long-Lived Assets
Regarding definite-lived assets, we continuously monitor the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. As noted above, we tested the recoverability of the indefinite-lived and definite-lived intangible assets and other long-lived assets within our Americas reporting unit prior to the annual quantitative goodwill impairment test, with no impairment noted.
During the first quarter of 2022, we identified a triggering event related to the Truss joint venture asset group within our Americas segment and recognized an impairment loss of $28.6 million, of which $12.1 million was attributable to the noncontrolling interest. The asset group was measured at fair value primarily using a market approach with Level 3 inputs. See Note 17, "Other Operating Income (Expense), net" for further details on impairment losses recorded.
No other material triggering events were identified in either 2022 or 2021 related to definite-lived intangible assets or other long-lived assets.
7. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Accounts payable and accrued trade payables	$2,068.2	$2,098.1
Accrued compensation	249.2	243.7
Accrued excise and other non-income related taxes	239.9	242.6
Accrued interest	87.6	91.4
Returnable container deposit liabilities	116.8	114.9
Operating leases	44.7	45.4
Other(1)	171.9	271.2
Accounts payable and other current liabilities	$2,978.3	$3,107.3
(1)Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits, guarantee liabilities for some of our equity method investments and various other accrued expenses.
8. Leases
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, lease expense (including immaterial short-term and variable lease costs) was as follows.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Operating lease expense	$72.5	$73.2	$71.4
Finance lease expense	9.5	10.4	11.5
Total lease expense	$82.0	$83.6	$82.9

Supplemental cash flow information related to leases for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was as follows.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows for operating leases	$52.5	$56.8	$53.2
Operating cash flows for finance leases	$3.6	$4.5	$7.6
Financing cash flows for finance leases	$4.4	$3.6	$34.5
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$63.9	$34.0	$28.5
Finance leases	$3.8	$7.5	$5.4
Supplemental balance sheet information related to leases as of December 31, 2022 and December 31, 2021 was as follows:

		As of
		December 31, 2022	December 31, 2021
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$132.7	$119.1
Current operating lease liabilities	Accounts payable and other current liabilities	$44.7	$45.4
Non-current operating lease liabilities	Other liabilities	99.3	87.8
Total operating lease liabilities		$144.0	$133.2

Finance Leases
Finance lease right-of-use assets	Properties, net	$50.2	$61.5
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$5.3	$4.6
Non-current finance lease liabilities	Long-term debt	56.2	62.6
Total finance lease liabilities		$61.5	$67.2
The weighted-average remaining lease term and discount rate as of December 31, 2022 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	4.9	4.0%
Finance leases	10.8	6.3%

Based on foreign exchange rates as of December 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2023	$50.0	$8.6
2024	34.6	8.5
2025	26.6	8.1
2026	18.5	11.4
2027	8.2	5.1
Thereafter	21.1	45.1
Total lease payments	$159.0	$86.8
Less: interest	(15.0)	(25.3)
Present value of lease liabilities	$144.0	$61.5
Executed leases that have not yet commenced as of December 31, 2022 are not material except for master railcar leases with total undiscounted payments of $54.6 million expected to commence in 2023.
9. Debt
Debt Obligations

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Long-term debt
$500 million 3.5% notes due May 2022(1)(2)	$—	$500.9
CAD 500 million 2.84% notes due July 2023(3)(4)	368.9	395.7
EUR 800 million 1.25% notes due July 2024(3)	856.4	909.6
CAD 500 million 3.44% notes due July 2026(3)(4)	368.9	395.7
$2.0 billion 3.0% notes due July 2026(3)	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042(2)	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046(3)	1,800.0	1,800.0
Finance leases	61.5	67.2
Other	25.4	30.7
Less: unamortized debt discounts and debt issuance costs	(39.7)	(44.6)
Total long-term debt (including current portion)	6,541.4	7,155.2
Less: current portion of long-term debt	(376.2)	(508.0)
Total long-term debt	$6,165.2	$6,647.2

Short-term borrowings
Short-term borrowings(5)	20.9	6.9
Current portion of long-term debt	376.2	508.0
Current portion of long-term debt and short-term borrowings	$397.1	$514.9
(1)We repaid our $500 million 3.5% USD notes upon maturity on May 1, 2022 using a combination of commercial paper borrowings and cash on hand.
(2)On May 3, 2012, we issued approximately $1.9 billion of senior notes with portions maturing in 2017, 2022 and 2042. The issuance resulted in total proceeds, before expenses, of approximately $1.9 billion, net of underwriting fees and discounts of $14.7 million and $4.6 million, respectively. Approximately $1.1 billion of senior notes remained outstanding as of December 31, 2022, and the total remaining debt issuance costs capitalized in connection with these notes, including the underwriting fees and discounts, were $8.7 million and are being amortized over the term of the 2042 notes.

(3)On July 7, 2016, MCBC issued approximately $5.3 billion senior notes with portions maturing from July 15, 2019 through July 15, 2046 ("2016 USD Notes"). Approximately $3.8 billion remained outstanding as of December 31, 2022. At the same time in 2016, MCBC also issued EUR 800 million senior notes maturing July 15, 2024 ("2016 EUR Notes"), and Molson Coors International L.P., completed a private placement of CAD 1.0 billion senior notes maturing July 15, 2023 and July 15, 2026 ("2016 CAD Notes"). All senior notes were issued in order to partially fund the financing of the Acquisition (2016 USD Notes, 2016 EUR Notes and 2016 CAD Notes, collectively, the "2016 Notes"). Debt issuance costs capitalized in connection with these notes including underwriting fees, discounts and other financing related costs, were $31 million as of December 31, 2022 and are being amortized over the respective and remaining terms of the 2016 Notes.
(4)We entered into forward starting interest rate swap agreements to hedge interest rate volatility for a 10-year period until they were settled on September 18, 2015. We are amortizing a portion of the resulting loss from AOCI to interest expense over the remaining term of the 2016 CAD Notes, as defined above, up to the full 10-year term of the interest rate swap agreements. The amortizing loss resulted in an increase in our effective cost of borrowing compared to the stated coupon rates by 0.6% on the 2016 CAD Notes. See Note 10, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.
(5) As of December 31, 2022, we had $15.9 million in bank overdrafts and $49.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $33.8 million. As of December 31, 2021, we had $3.0 million in bank overdrafts and $123.1 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $120.1 million.
The JPY facilities were early terminated in the first quarter of 2022. As of December 31, 2021, we had $3.9 million of outstanding borrowings under our JPY facilities. In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of December 31, 2022 or December 31, 2021.
A summary of our short-term facility availability is presented below. See Note 13, "Commitments and Contingencies" for further discussion related to letters of credit.
•CAD unlimited overdraft facility at CAD Prime plus 0.50%
•GBP 10 million overdraft facility at GBP base rate plus 2.25%
•USD 10 million overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2022 and December 31, 2021, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $5.9 billion and $7.7 billion, respectively. The decline in the fair value of our debt was primarily driven by rising interest rates, lower notional outstanding and foreign currency impacts. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024 that also allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or make other borrowings at any time at variable interest rates. We use this financing from time to time to leverage cash needs including debt repayments. During 2022, we utilized borrowings from this facility in order to fund the repayment of debt upon maturity, for working capital and for general purposes. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2022 and December 31, 2021.
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

The maximum leverage ratio as of December 31, 2022 is 4.00x net debt to EBITDA (as defined in the revolving credit facility agreement), through maturity of the credit facility. As of December 31, 2022 and December 31, 2021, we were in compliance with all of these restrictions and covenants, have met such financial ratios, and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2022 rank pari-passu.
As of December 31, 2022, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates as of December 31, 2022, for the next 5 years are as follows:

Year	Amount
(In millions)
2023	$389.8
2024	856.4
2025	—
2026	2,368.9
2027	—
Thereafter	2,900.0
Total	$6,515.1
The aggregate principal debt maturities in the table above excludes Other and Finance leases. The future maturities of finance leases are disclosed in Note 8, "Leases."
Interest

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Interest incurred	$257.4	$269.1	$282.3
Interest capitalized	(6.8)	(8.8)	(7.7)
Interest expensed	$250.6	$260.3	$274.6
10. Derivative Instruments and Hedging Activities
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
We have established a counterparty credit policy and guidelines that are monitored and reported to management to assist in managing this risk. As an additional measure, we utilize a portfolio of institutions either headquartered or operating in the same countries that we conduct our business. In calculating the fair value of our derivative balances, we also record an adjustment to recognize the risk of counterparty credit and our own non-performance risk, as appropriate.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2022, we did not have any collateral posted with any of our counterparties.
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

Significant Derivative/Hedge Positions
Net Investment Hedges
Foreign Denominated Debt
In 2016, we issued EUR 800 million senior notes maturing July 15, 2024 to partially fund the Acquisition. Concurrent with the issuance of these notes, we simultaneously designated the principals as net investment hedges of our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts and, accordingly, record the changes in the carrying value due to fluctuations in the spot rate to AOCI. See Note 9, "Debt" for further discussion.
Cross Currency Swaps
In 2019, we entered into cross currency swap agreements having a total notional value of approximately EUR 353 million ($400 million upon execution) in order to hedge a portion of the foreign currency translational impacts of our European investment. Upon repayment of the $1.0 billion 2.1% senior notes at maturity in July 2021, we settled the associated cross currency swap resulting in a net cash payment of $12.7 million, consisting of the final loss on the cross currency swap of $17.6 million partially offset by the final interest received. The settlement of these cross currency swaps were classified as investing activities in our consolidated statement of cash flows.
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
Forward Starting Interest Rate Swaps
During 2018, we entered into forward starting interest rate swaps with a notional amount totaling 1.5 billion with termination dates of July 2021, May 2022 and July 2026. The swaps had effective dates mirroring the terms of the forecasted debt issuances. Under the agreements, we are required to early terminate these swaps at the time we expect to issue the related forecasted debt. We have designated these contracts as cash flow hedges. As a result, the unrealized mark-to-market gains or losses are recorded to AOCI until termination at which point the realized gain or loss of these swaps at issuance of the hedged debt are reclassified from AOCI and amortized to interest expense over the term of the hedged debt.
In June 2021, we early terminated our $250.0 million forward starting interest rate swap that was originally set to terminate in July 2021. This forward starting interest rate swap was rolled forward to May 2022 through a cashless settlement. The new May 2022 forward starting interest rate swap was incremental to our existing May 2022 forward starting interest rate swap that was executed in 2018, both of which were hedging our forecasted debt issuance expected to occur during 2022. In late April 2022, the forward starting interest rate swaps associated with the $500 million 3.5% notes that we repaid upon maturity on May 1, 2022 were terminated and settled. The immaterial loss on settlement of the swaps was recorded through interest expense during the second quarter of 2022.
In 2015 we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted CAD debt issuances, which ultimately became the 2015 Notes and a portion of the 2016 Notes. The swaps had an effective date of September 2015 and a termination date of September 2025 mirroring the terms of the initially forecasted CAD debt issuance. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these contracts as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the forward starting interest rate swaps is being reclassified from AOCI and amortized to interest expense over the remaining term of the 2015 Notes, repaid in September 2020, and over portions of the 2016 CAD Notes up to the full 10-year term of the interest rate swap agreements. The remaining unamortized portion of the loss in AOCI as of December 31, 2022 was $10.9 million.
Foreign Currency Forwards
We have financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the functional entity's local currency and other foreign exchanges exposures. These contracts have been designated as cash flow hedges of forecasted foreign currency transactions. We use foreign currency forward contracts to hedge these future forecasted transactions up to a 60 month horizon.

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
Warrants
In the fourth quarter of 2018, in connection with the formation of the Truss joint venture, as discussed further in Note 3, "Investments," our joint venture partner, HEXO, issued to our Canadian subsidiary warrants to purchase common shares of HEXO at any time during the three year period following the formation of the joint venture. The warrants to acquire common shares of HEXO expired unexercised on October 4, 2021. All changes in the fair value of the warrants subsequent to issuance and until expiration were recorded in other non-operating income (expense), net on the consolidated statements of operations.
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
The tables below summarize our derivative assets and (liabilities) that were measured at fair value as of December 31, 2022 and December 31, 2021. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments.

		Fair Value Measurements as of December 31, 2022
	Total as of December 31, 2022	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Interest rate swaps	$40.0	$—	$40.0	$—
Foreign currency forwards	7.6	—	7.6	—
Commodity swaps and options	69.0	—	69.0	—
Total	$116.6	$—	$116.6	$—

		Fair Value Measurements as of December 31, 2021
	Total as of December 31, 2021	Quoted prices in active markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Interest rate swaps	(170.8)	—	(170.8)	—
Foreign currency forwards	(1.5)	—	(1.5)	—
Commodity swaps and options	300.9	—	300.9	—
Total	$128.6	$—	$128.6	$—

As of December 31, 2022 and December 31, 2021, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2022 were all included in Level 2.

Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2022 and December 31, 2021, and our consolidated statements of operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions)

	December 31, 2022
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000.0	Other non-current assets	40.0	Other liabilities	—
Foreign currency forwards	$176.6	Other current assets	6.2	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	1.6	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$47.8		$(0.2)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$525.2	Other current assets	$86.1	Accounts payable and other current liabilities	$(14.1)
		Other non-current assets	7.4	Other liabilities	(10.4)
Commodity options(1)	$19.7	Other current assets	0.8	Accounts payable and other current liabilities	(0.8)
Total derivatives not designated as hedging instruments			$94.3		$(25.3)

	December 31, 2021
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Interest rate swaps	$1,500.0	Other current assets	$—	Accounts payable and other current liabilities	$(67.7)
		Other non-current assets	—	Other liabilities	(103.1)
Foreign currency forwards	$170.8	Other current assets	0.5	Accounts payable and other current liabilities	(2.4)
		Other non-current assets	0.6	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$1.1		$(173.4)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$722.1	Other current assets	$225.1	Accounts payable and other current liabilities	$(1.1)
		Other non-current assets	77.1	Other liabilities	(0.3)
Commodity options(1)	$68.2	Other current assets	1.0	Accounts payable and other current liabilities	(0.9)
Total derivatives not designated as hedging instruments			$303.2		$(2.3)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss), and Income (Loss) (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
For the year ended December 31, 2022
Forward starting interest rate swaps	$198.9	Interest income (expense), net	$(14.3)
Foreign currency forwards	10.8	Cost of goods sold	1.8
		Other non-operating income (expense), net	(0.4)
Total	$209.7		$(12.9)
For the year ended December 31, 2021
Forward starting interest rate swaps	$50.7	Interest income (expense), net	$(4.8)
Foreign currency forwards	0.4	Cost of goods sold	(3.5)
		Other non-operating income (expense), net	0.8
Total	$51.1		$(7.5)
For the year ended December 31, 2020
Forward starting interest rate swaps	$(110.0)	Interest income (expense), net	$(2.9)
Foreign currency forwards	(3.5)	Cost of goods sold	4.6
		Other non-operating income (expense), net	(1.2)
Total	$(113.5)		$0.5
The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions)

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)(1)
For the year ended December 31, 2022
EUR 800 million notes due 2024	53.2	Other non-operating income (expense), net	—
Total	$53.2		$—
For the year ended December 31, 2021
Cross currency swaps	$8.8	Interest income (expense), net	$6.1
EUR 800 million notes due 2024	67.7	Other non-operating income (expense), net	—
Total	$76.5		$6.1
For the year ended December 31, 2020
Cross currency swaps	$(33.2)	Interest income (expense), net	$14.2
EUR 800 million notes due 2024	(80.3)	Other non-operating income (expense), net	—
Total	$(113.5)		$14.2
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.
We expect net gains of approximately $2 million (pretax) recorded in AOCI as of December 31, 2022 will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of December 31, 2022 is approximately 3 years, as well as those related to our forecasted debt issuances in 2026.

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
For the year ended December 31, 2022
Commodity swaps	Cost of goods sold	$42.6
Total		$42.6
For the year ended December 31, 2021
Commodity swaps	Cost of goods sold	$403.4
Commodity options	Cost of goods sold	0.1
Warrants	Other non-operating income (expense), net	(0.3)
Total		$403.2
For the year ended December 31, 2020
Commodity swaps	Cost of goods sold	$28.5
Warrants	Other non-operating income (expense), net	(2.4)
Total		$26.1
11. Employee Retirement Plans and Postretirement Benefits
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
In the U.S., we participate in and makes contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $3.6 million, $7.1 million and $8.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under our postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $33.0 million, $33.8 million and $33.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. There were no subsidies received for the years ended December 31, 2022 and 2021, and immaterial subsidies received for the year ended December 31, 2020.
Defined Benefit and OPEB Plans
Current Year Pension Transactions
Purchase of an Annuity Contract in Canada
During December 2022, we purchased an annuity contract to transfer all of the pension plan liabilities, approximately $185 million of projected benefit obligations as of December 31, 2021, of a certain pension plan and the associated administration of benefits to an insurance company using that plan's assets. This transaction had no impact on the amount, timing or form of the retirement benefit payments to the affected retirees and beneficiaries. Because approximately ninety-three percent of plan participants reside in jurisdictions allowing a company to discharge its pension liability, approximately ninety-three percent of the plan's liabilities and associated assets were written off. The remaining portion of plan assets and plan liabilities are recorded on our balance sheet as a buy-in transaction. Due to the close proximity to year end, the remaining pension plan assets and liabilities of the plan not discharged were remeasured using updated actuarial assumptions in conjunction with the year-end pension valuation.
Purchase of an Annuity Contract in the United States
During the third quarter of 2022, we purchased an annuity contract to transfer approximately $340 million, or approximately twenty percent, of U.S. qualified pension plan liabilities and the associated administration of benefits to an insurance company using U.S. qualified pension plan assets. This transaction had no impact on the amount, timing or form of the retirement benefit payments to the affected retirees and beneficiaries. As a result of the transaction, we reduced our U.S. qualified pension plan liabilities and assets, and remeasured the remaining pension plan assets and obligations using updated actuarial assumptions.
Longevity Swap Insurance Contract
During the second quarter of 2022, the trustees of the Molson Coors U.K. Pension Plan ("U.K. Pension Plan") entered into a longevity swap insurance contract with an insurer to alleviate risk in the U.K. Pension Plan from potential fluctuations in estimated life expectancy of covered participants who made up approximately 950 million GBP, or over fifty percent of the U.K. Pension Plan obligation as of December 31, 2021. Under the swap, the U.K. Pension Plan will be responsible for fixed payments to the insurer based on the assumptions outlined at the execution of the swap related to the estimated life expectancy of the covered participants while the insurer will be responsible for floating payments to the U.K. Pension Plan based on actual mortality experience of the covered participants. The longevity swap is accounted for as an asset of the U.K. Pension Plan and is valued at fair value in conjunction with the annual plan remeasurement on December 31 of each fiscal year. At execution of the swap, there was no value assigned to the swap due to the longevity swap insurance contract being entered into at market terms. In addition, no plan remeasurement was triggered at the execution of the contract as the swap does not relieve the U.K. Pension Plan of primary responsibility for the pension benefit obligation. As of December 31, 2022, the annual plan remeasurement resulted in an immaterial value of the swap. We will continue to revalue the swap annually as part of each year-end remeasurement. Benefit payments to the covered participants will continue to be paid from the U.K. Pension Plan, and there is no change to any contractual benefits owed to the covered participants by the U.K. Pension Plan.
Net Periodic Pension and OPEB (Benefit) Cost

	For the years ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost
Service cost	$1.3	$5.5	$6.8	$2.7	$6.0	$8.7	$2.7	$6.0	$8.7
Other pension and postretirement (benefit) cost, net
Interest cost	103.9	16.1	120.0	93.9	14.6	108.5	120.5	18.8	139.3
Expected return on plan assets, net of expenses	(154.2)	—	(154.2)	(161.6)	—	(161.6)	(161.8)	0.2	(161.6)
Amortization of prior service (benefit) cost	0.3	(0.7)	(0.4)	0.4	(0.7)	(0.3)	0.3	(0.7)	(0.4)
Amortization of net actuarial (gain) loss	5.6	(10.2)	(4.6)	8.7	(6.7)	2.0	7.3	(14.5)	(7.2)
Curtailment, settlement or special termination benefit (gain) loss(1)	2.9	—	2.9	5.4	—	5.4	—	—	—
Expected participant contributions	(0.3)	—	(0.3)	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Total other pension and postretirement (benefit) cost, net	(41.8)	5.2	(36.6)	(53.6)	7.2	(46.4)	(34.1)	3.8	(30.3)
Net periodic pension and OPEB (benefit) cost	$(40.5)	$10.7	$(29.8)	$(50.9)	$13.2	$(37.7)	$(31.4)	$9.8	$(21.6)
(1)The pension settlement charge recognized for the year ended December 31, 2022 primarily consisted of a settlement loss of $8.0 million that was recorded as a result of the annuity purchase for a certain Canadian pension plan described above, partially offset by a settlement gain of $5.3 million that was recorded as a result of the annuity purchase for a portion of our U.S. qualified pension plan described above.
The pension settlement charge recognized for the year ended December 31, 2021 was due to lump sum distributions allowed for under the U.K. pension plan being in excess of interest cost for the year ended December 31, 2021. Lower interest cost was primarily a result of lower interest rates as of December 31, 2020, which were used to establish the 2021 periodic pension cost, compared to prior years.

Obligations and Changes in Funded Status

	For the year ended December 31, 2022			For the year ended December 31, 2021
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Change in benefit obligation
Prior year benefit obligation	$5,095.8	$648.7	$5,744.5	$5,571.5	$704.7	$6,276.2
Service cost, net of expected employee contributions	1.0	5.5	6.5	2.3	6.0	8.3
Interest cost	103.9	16.1	120.0	93.9	14.6	108.5
Actual employee contributions	0.3	—	0.3	0.4	—	0.4
Actuarial (gain) loss	(1,181.0)	(144.6)	(1,325.6)	(227.4)	(37.3)	(264.7)
Plan amendments	—	(0.1)	(0.1)	—	—	—
Benefits paid	(263.8)	(38.7)	(302.5)	(293.1)	(40.3)	(333.4)
Curtailment, settlement and special termination	(460.6)	0.2	(460.4)	(35.4)	—	(35.4)
Foreign currency exchange rate change	(317.6)	(8.8)	(326.4)	(16.4)	1.0	(15.4)
Benefit obligation at end of year	$2,978.0	$478.3	$3,456.3	$5,095.8	$648.7	$5,744.5
Change in plan assets
Prior year fair value of assets	$5,667.5	$—	$5,667.5	$5,958.4	$—	$5,958.4
Actual return on plan assets	(1,272.9)	—	(1,272.9)	55.5	—	55.5
Employer contributions	(0.5)	38.7	38.2	2.2	40.3	42.5
Actual employee contributions	0.3	—	0.3	0.4	—	0.4
Curtailment, settlement and special termination	(460.6)	—	(460.6)	(35.4)	—	(35.4)
Benefits and plan expenses paid	(263.8)	(38.7)	(302.5)	(293.1)	(40.3)	(333.4)
Foreign currency exchange rate change	(333.2)	—	(333.2)	(20.5)	—	(20.5)
Fair value of plan assets at end of year	$3,336.8	$—	$3,336.8	$5,667.5	$—	$5,667.5
Funded (underfunded) status	$358.8	$(478.3)	$(119.5)	$571.7	$(648.7)	$(77.0)
Amounts recognized in the Consolidated Balance Sheets
Other non-current assets	$397.2	$—	$397.2	$622.9	$—	$622.9
Accounts payable and other current liabilities	(3.9)	(39.5)	(43.4)	(4.1)	(41.4)	(45.5)
Pension and postretirement benefits	(34.5)	(438.8)	(473.3)	(47.1)	(607.3)	(654.4)
Net amounts recognized	$358.8	$(478.3)	$(119.5)	$571.7	$(648.7)	$(77.0)
The accumulated benefit obligation for our defined benefit pension plans was approximately $3.0 billion and $5.1 billion as of December 31, 2022 and December 31, 2021, respectively. The $42.5 million increase in our underfunded status of our aggregate pension and OPEB plans from December 31, 2021 to December 31, 2022 was primarily due to the increase in discount rates from the prior year and the unfavorable asset returns experienced by our funded plans.
As of December 31, 2022 and December 31, 2021, certain defined benefit pension plans in the U.S., Canada and the U.K. were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Accumulated benefit obligation	$38.4	$51.2
Projected benefit obligation	$38.4	$51.2
Fair value of plan assets	$—	$—
Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows:

	As of December 31, 2022			As of December 31, 2021
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Net actuarial (gain) loss	$766.4	$(278.2)	$488.2	$553.4	$(142.3)	$411.1
Net prior service (benefit) cost	9.7	(0.8)	8.9	10.1	(3.2)	6.9
Total not yet recognized	$776.1	$(279.0)	$497.1	$563.5	$(145.5)	$418.0
Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available and assumptions made at the beginning of each year. Assumptions used in the calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the fiscal years 2022, 2021 and 2020 were as follows:

	For the years ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Discount rate	2.27%	2.59%	1.84%	2.10%	2.55%	2.91%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets	3.11%	N/A	3.03%	N/A	3.24%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.00% in 2022 to 3.57% in 2040	N/A	Ranging ratably from 6.00% in 2021 to 3.57% in 2040	N/A	Ranging ratably from 6.25% in 2020 to 3.57% in 2040
Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and heath care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2022 and December 31, 2021, were as follows.

	As of December 31, 2022		As of December 31, 2021
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions
Discount rate	5.01%	4.90%	2.27%	2.59%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.50% in 2023 to 3.57% in 2040	N/A	Ranging ratably from 6.00% in 2022 to 3.57% in 2040
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans as of December 31, 2022 from December 31, 2021, is primarily due to increasing interest rates in 2022 across all plans, with the most significant increase seen in the U.K. pension plan.
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
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2022. While the actual allocations show a temporary shift away from fixed income securities due to the rising rate environment, the actual allocations remain within our Company defined tolerance levels.

	Target allocations	Actual allocations
Equities	7.9%	12.5%
Fixed income	69.4%	65.2%
Real estate	5.4%	5.3%
Annuities and longevity swap	13.8%	13.8%
Other	3.5%	3.2%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2022, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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

Major Categories of Plan Assets
As of December 31, 2022, our major categories of plan assets included the following:
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
•Annuities and Longevity Swap—Includes assets to mitigate risks of certain plans including buy-in annuities and longevity swap insurance contracts. Non-participating annuity buy-in insurance policies are purchased to mitigate volatility in cash flows associated with a portion of covered plan members. The fair value of non-participating contracts fluctuate based on changes in the obligation associated with covered plan members. The longevity swap insurance contract alleviates risk from fluctuations in estimated life expectancy of covered participants. The fair value of the longevity swap insurance contract is calculated by taking the present value of the expected cash flows from the floating leg on a prevailing market best estimate of mortality, including market views of fees, less the present value of the fixed leg payments that the plan is required to make under the contract including the contractual fees. The prevailing market best estimate of mortality is determined based on the effect of actual plan mortality experience of covered participants, a revised view on future improvements in mortality rates and a view on how risk fees have changed for this type of contract since inception. These values are considered Level 3 due to the use of the significant unobservable inputs used in deriving the asset's fair value.
•Other—Includes derivatives, repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan and private equity. Derivatives are priced using observable inputs including yields, interest rate curves and spreads. Exchange traded derivatives are typically priced using the last trade price. Repurchase agreements are agreements where our plan has created an asset exposure using borrowed assets, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement and equity options are included in the other category in the fair value hierarchy, and the corresponding repurchase agreement liability is classified as Level 1 in the hierarchy, as the liability is valued using quoted prices in active markets. When determining the presentation of our target and asset allocations for repurchase agreements, we are viewing the asset type, as opposed to the investment vehicle, and accordingly include the associated assets within fixed income, specifically interest and inflation linked assets. We include recoverable tax items in Level 1 of this hierarchy, as these are cash receivables and the values are derived from quoted prices in active markets. Private equity is included in Level 3 as the values are based upon the use of unobservable inputs.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2022
	Total as of December 31, 2022	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$99.3	$99.3	$—	$—
Trades awaiting settlement	32.7	32.7	—	—
Bank deposits, short-term bills and notes	7.0	—	7.0	—
Debt
Government debt securities	422.6	—	422.6	—
Corporate debt securities	89.1	—	89.1	—
Interest and inflation linked assets	420.6	—	408.0	12.6
Collateralized debt securities	0.2	—	—	0.2
Annuities and Longevity Swap
Buy-in annuities and longevity swap	461.8	—	—	461.8
Other
Repurchase agreements	(281.2)	(281.2)	—	—
Recoverable taxes	0.1	0.1	—	—
Private equity	12.4	—	—	12.4
Total fair value of investments excluding NAV per share practical expedient	$1,264.6	$(149.1)	$926.7	$487.0
The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2022
(In millions)
Fair value of investments excluding NAV per share practical expedient	$1,264.6
Fair value of investments using NAV per share practical expedient
Debt funds	1,355.7
Equity funds	417.4
Real estate funds	130.9
Private equity funds	44.7
Hedge funds	123.5
Total fair value of plan assets	$3,336.8

The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2021
	Total as of December 31, 2021	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$198.4	$198.4	$—	$—
Trades awaiting settlement	2.1	2.1	—	—
Bank deposits, short-term bills and notes	25.5	—	25.5	—
Debt
Government securities	751.0	—	751.0	—
Corporate debt securities	142.0	—	142.0	—
Interest and inflation linked assets	1,029.7	—	1,013.8	15.9
Annuities
Buy-in annuities	708.9	—	—	708.9
Other
Repurchase agreements	(477.4)	(477.4)	—	—
Recoverable taxes	0.2	0.2	—	—
Private equity	29.7	—	—	29.7
Total fair value of investments excluding NAV per share practical expedient	$2,410.1	$(276.7)	$1,932.3	$754.5

The following presents our fair value hierarchy including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2021
(In millions)
Fair value of investments excluding NAV per share practical expedient	$2,410.1
Fair value of investments using NAV per share practical expedient
Debt funds	2,034.2
Equity funds	732.1
Real estate funds	285.0
Private equity funds	65.8
Hedge funds	140.3
Total fair value of plan assets	$5,667.5

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance as of December 31, 2020	$856.3
Total gain or loss (realized/unrealized)
Realized gain (loss)	0.9
Unrealized gain (loss) included in AOCI	(63.3)
Purchases, issuances, settlements	(32.8)
Foreign exchange translation (loss)/gain	(6.6)
Balance as of December 31, 2021	$754.5
Total gain or loss (realized/unrealized)
Realized gain (loss)	(1.9)
Unrealized gain (loss) included in AOCI	(183.5)
Purchases, issuances, settlements	(6.6)
Foreign exchange translation (loss)/gain	(75.5)
Balance as of December 31, 2022	$487.0
Expected Cash Flows
Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We took and continue to take steps to reduce our exposure to our pension obligations. Such steps include the closure of the U.K. and U.S. pension plans to future earnings of service credit, benefit modifications in certain Canada plans and the entering into of buy-in and buy-out contracts for certain plans. We may also voluntarily increase funding levels to meet financial goals. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2022 indicated that the plan does not have a funding deficit relative to the plan's statutory funding objective, and therefore, no MCBC contributions are currently required.
For the year ended December 31, 2023, we expect to make contributions to our defined benefit pension plans of approximately $4 million and benefit payments under our OPEB plans of approximately $39 million based on foreign exchange rates as of December 31, 2022. Additionally, we anticipate utilizing approximately $5 million of surplus from certain Canadian defined benefit pension plans to fund employer contributions to certain Canadian defined contribution plans. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans, based on foreign exchange rates as of December 31, 2022, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2023	$251.4	$39.5
2024	$242.2	$39.1
2025	$243.9	$38.6
2026	$244.4	$38.3
2027	$244.8	$38.0
2028-2032	$1,228.6	$184.2
Defined Contribution Plans
We offer defined contribution plans for the majority of our U.S., Canadian and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant from the options we have made available as the plan sponsor. U.S. non-union employees are eligible to participate in qualified defined contribution plans which provide for employer contributions ranging from 5% to 11% of eligible compensation (certain employees were also eligible for additional employer contributions). In addition, U.S. union employees are eligible to participate in a qualified defined contribution plan which provides for employer contributions based on factors associated with various collective bargaining agreements. The employer contributions to the U.K. plans can range up to 10% of employee compensation and in Canada plans range from 4% to 8.5%. Both employee and employer contributions are made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $73.0 million, $77.8 million and $75.5 million in 2022, 2021 and 2020, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2022, and December 31, 2021, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
12. Income Tax
Our income (loss) before income taxes on which the provision for income taxes was computed is as follows:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Domestic	$228.4	$1,307.5	$1,151.7
Foreign	(290.9)	(68.5)	(1,795.6)
Total	$(62.5)	$1,239.0	$(643.9)
The components of the provision for income taxes are as follows:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Current
Federal	$146.1	$43.5	$79.0
State	22.3	7.1	5.2
Foreign	(17.2)	(1.0)	111.4
Total current tax (benefit) expense	$151.2	$49.6	$195.6
Deferred
Federal	$56.4	$163.5	$101.9
State	(26.2)	70.4	19.5
Foreign	(57.4)	(53.0)	(15.2)
Total deferred tax (benefit) expense	$(27.2)	$180.9	$106.2
Total income tax (benefit) expense	$124.0	$230.5	$301.8

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	For the years ended
	December 31, 2022		December 31, 2021		December 31, 2020
	($ in millions)
Statutory federal income tax rate	21.0%	$(13.1)	21.0%	$260.2	21.0%	$(135.2)
State income taxes, net of federal benefits	6.1%	(3.8)	4.7%	57.8	(1.7)%	11.0
Effect of foreign tax rates	92.6%	(57.9)	(5.5)%	(68.3)	3.5%	(22.3)
Effect of foreign tax law and rate changes	(0.8)%	0.5	1.6%	19.6	(0.9)%	6.0
Effect of unrecognized tax benefits	(20.5)%	12.8	(6.2)%	(76.3)	(26.1)%	167.9
Change in valuation allowance	1.1%	(0.7)	(0.1)%	(1.1)	1.3%	(8.4)
Goodwill impairment	(287.0)%	179.3	(0.2)%	(2.9)	(41.4)%	266.8
Other, net	(10.9)%	6.9	3.3%	41.5	(2.6)%	16.0
Effective tax rate / Tax (benefit) expense	(198.4)%	$124.0	18.6%	$230.5	(46.9)%	$301.8
The decrease in the effective tax rate for fiscal year 2022 when compared to the statutory rate was primarily due to the impact of the $845 million partial goodwill impairment, recorded within our Americas segment in the fourth quarter of 2022, which related to goodwill not deductible for tax purposes.
The decrease to the effective tax rate for fiscal year 2021 when compared to the statutory rate was primarily due to the release of $73 million of reserves for unrecognized tax benefit positions recognized in the third quarter of 2021. The reserve release included amounts for an income tax audit settlement, net of changes in estimates associated with prior period uncertain tax positions, as well as amounts for the expiration of statutes of limitations. Additionally, during the second quarter of 2021, the U.K. government enacted, and royal assent was received for, legislation to increase the corporate income tax rate from 19% to 25%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $18 million in the second quarter of 2021.
The decrease to the effective tax rate for fiscal year 2020 when compared to the statutory rate was primarily due to the impact of the $1,484.3 million goodwill impairment, recorded within our EMEA&APAC segment in the fourth quarter of 2020, of which a majority related to nondeductible goodwill. Additionally, during the second quarter of 2020, we recognized approximately $135 million of tax expense following the enactment of the final U.S. tax hybrid regulations.
Additionally, our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. Federal statutory rate. Specifically, the statutory income tax rates in the countries in Europe in which we operate range from 9% to 25.8%, and Canada has a combined federal and provincial statutory income tax rate of approximately 26%.

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Deferred tax assets
Compensation-related obligations	$44.7	$54.8
Pension and postretirement benefits	33.7	24.5
Tax credit carryforwards	39.0	38.3
Tax loss carryforwards	291.1	359.0
Accrued liabilities and other	149.0	97.7
Valuation allowance	(57.2)	(60.7)
Deferred tax assets	$500.3	$513.6
Deferred tax liabilities
Fixed assets	358.9	422.4
Partnerships and investments	33.2	29.7
Intangible assets	2,563.2	2,539.7
Derivative instruments	31.5	19.5
Deferred tax liabilities	$2,986.8	$3,011.3
Net deferred tax liabilities	$2,486.5	$2,497.7

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
We have deferred tax assets for U.S. tax loss and credit carryforwards that expire between 2023 and 2042 of $70.9 million and U.S. tax losses that may be carried forward indefinitely of $19.6 million. We have foreign tax loss and credit carryforwards that expire between 2023 and 2042 of $196.0 million and foreign tax losses that may be carried forward indefinitely of $38.3 million.
The following table presents our net deferred tax liabilities as of December 31, 2022 and December 31, 2021.

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Domestic deferred tax liabilities	$1,927.7	$1,825.9
Foreign deferred tax assets	125.8	180.2
Foreign deferred tax liabilities	684.6	852.0
Net deferred tax liabilities	$2,486.5	$2,497.7
The total foreign deferred tax assets above are presented within other assets on the consolidated balance sheets and domestic and foreign deferred tax liabilities above are presented within deferred tax liabilities on the consolidated balance sheets. The deferred tax liability amounts as of December 31, 2022 and December 31, 2021 excluded $34.0 million and $26.7 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of deferred tax assets, which is presented within deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Balance at beginning of year	$28.0	$235.7	$72.4
Additions for tax positions related to the current year	15.9	28.6	22.8
Additions for tax positions of prior years	1.9	—	132.1
Reductions for tax positions related to the current year	—	(24.1)	—
Reductions for tax positions of prior years	—	(48.9)	(1.6)
Settlements	(3.7)	(161.8)	(0.4)
Release due to statute expirations	(1.3)	(3.4)	—
Foreign currency adjustment	(1.5)	1.9	10.4
Balance at end of year	$39.3	$28.0	$235.7
Our remaining unrecognized tax benefits as of December 31, 2022, relate to tax years that are currently open to examination. As of December 31, 2022 and December 31, 2021, we have remaining unrecognized tax benefits recorded within other liabilities in our consolidated balance sheets of $5.4 million and $1.4 million, respectively. The remaining balance of our unrecognized tax benefits is recorded within deferred tax liabilities in our consolidated balance sheets. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes on our consolidated statements of operation. Expense (benefit) recognized on interest and penalties related to unrecognized tax benefits as of December 31, 2022, December 31, 2021, and December 31, 2020 was $(5.9) million, $1.4 million and $8.5 million, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual, inclusive of interest and penalties, would result in a benefit of $31.5 million.

During the third quarter of 2021, an income tax audit settlement, which included the resolution of the impact of the final hybrid regulations recorded in the second quarter of 2020, was reached with taxing authorities. The settlement, along with changes to other unrecognized positions resulted in the net reduction of our unrecognized tax benefit position by approximately $250 million, including interest, in the third quarter of 2021. The cash tax payment associated with the settlement, after application of available net operating losses, was made in the fourth quarter of 2021 which totaled approximately $125 million. As of the fourth quarter of 2022, we do not anticipate material changes to our remaining unrecognized tax benefit position within the next 12 months.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through 2017 are closed or have been settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2014. Tax years through 2014 are closed for most European jurisdictions in which we operate, with statutes of limitations varying from 3 to 7 years for most jurisdictions.
When cash is available after satisfying working capital needs and all other business obligations, we may distribute current earnings and the associated cash from a foreign subsidiary to its U.S. parent, and record the tax impact associated with the distribution. However, to the extent current earnings of our foreign operations exist and are not otherwise distributed or planned to be distributed, such earnings accumulate. These accumulated earnings are not considered permanently reinvested in our foreign operations. The taxes associated with any future repatriation of undistributed earnings are anticipated to be insignificant.
13. Commitments and Contingencies
Letters of Credit
As of December 31, 2022, we had $54 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2023 and $15 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes and are not included on our consolidated balance sheets.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2022 and December 31, 2021, the consolidated balance sheets include liabilities related to these guarantees of $33.3 million and $38.1 million, respectively. See Note 3, "Investments" for further detail.
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits was $66.2 million as of December 31, 2022. Our total estimate of the indemnity liability as of December 31, 2022 was $7.6 million which is classified as non-current.
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
Additionally, we also provided FEMSA with indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil and labor indemnity liability was $3.2 million as of December 31, 2022, which was classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. The sale agreement requires annual cash settlements relating to the tax, civil and labor indemnities. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore, subject to foreign exchange gains or losses. As a result, these foreign exchange gains and losses are the only impacts recorded within other non-operating income (expense), net.
The table below provides a summary of reserves associated with the Kaiser indemnity obligations from December 31, 2019 through December 31, 2022:

Total indemnity reserves
(In millions)
Balance as of December 31, 2019	$14.2
Foreign exchange impacts	(3.2)
Balance as of December 31, 2020	$11.0
Foreign exchange impacts	(0.8)
Balance as of December 31, 2021	$10.2
Foreign exchange impacts	0.6
Balance as of December 31, 2022	$10.8
Purchase Obligations
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. The supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, we have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2022. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(Amounts in millions)
2023	$292.3	$161.6
2024	196.4	158.7
2025	184.7	126.2
2026	144.9	94.7
2027	138.2	70.7
Thereafter	216.0	177.3
Total	$1,172.5	$789.2
Total purchases under our long-term unconditional, non-cancellable supply and distribution contracts in 2022, 2021 and 2020 were approximately $0.4 billion, $0.4 billion and $0.5 billion, respectively.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $77.0 million and $11.3 million as of December 31, 2022 and December 31, 2021, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our audited consolidated financial statements.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company sought treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial began on March 7, 2022. The jury returned a verdict in which it concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. The jury also found that no "willful" trademark infringement had occurred. The trial court subsequently denied Stone Brewing Company’s motion for permanent injunction, motion for disgorgement of profits and motion for treble damages. Judgment was entered on September 8, 2022. Both parties filed post-trial motions, including MCBC USA’s renewed motion for judgment as a matter of law or, in the alternative, a new trial and/or remittitur and Stone Brewing Company’s motion for partial new trial of equitable issues. The court has taken those issues under advisement. Resolution of the remaining post-trial issues could alter or nullify the judgment. At the conclusion of these issues, either or both parties could appeal the case to the applicable federal appellate court. As of December 31, 2022, the Company had a recorded accrued liability of $56.6 million within other liabilities on our consolidated balance sheets reflecting the best estimate of probable loss in this case based on the judgment plus associated post-judgment interest. However, it is reasonably possible that the estimate of the loss could change in the near term based on the progression of the case, including any potential impact of the resolution of remaining post-trial issues, as well as any appeals process. We will continue to monitor the status of the case and will adjust the accrual in the period in which any significant change occurs which could impact the estimate of the loss for this matter.
Regulatory Contingencies
In June 2019, the Ontario government adopted a bill that, if enacted, would terminate a 10-year Master Framework Agreement that was originally signed in 2015 between the previous government administration and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd., and Brewers Retail Inc. and dictates the terms of the beer distribution and retail systems in Ontario through 2025. The government has not proclaimed the bill as law and the impacts of the potential legislative changes are unknown at this time but could have a negative impact on the results of operations, cash flows and financial position of the Americas segment. Molson Canada 2005 and the other Master Framework Agreement signatories are prepared to vigorously defend our rights and pursue legal recourse, should the Master Framework Agreement be unilaterally terminated by the enactment of the 2019 legislation. The initial term of the Master Framework Agreement does not expire until December 31, 2025, and the Master Framework Agreement contains a provision requiring two-year advance notice of the government's intention to not renew the Master Framework Agreement.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized for 2022, 2021 and 2020 were immaterial to our consolidated financial statements.
Americas
Our Canada brewing operations are subject to provincial environmental regulations and local permit requirements. Our Longueuil, Chilliwack and Toronto breweries have water treatment facilities to pre-treat waste water before it goes to the respective local governmental facility for final treatment. We have environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training and corrective action.

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
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2022 are approximately $5 million and $7 million, respectively. Cost estimates were discounted using a 3.88% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability and none are expected.
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
EMEA&APAC
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2022 capital expenditures, results of operations or our financial or competitive position, and we do not currently anticipate that they will do so in 2023.

14. Stockholders' Equity
Changes to the number of shares of capital stock issued were as follows:

	Common stock issued		Exchangeable shares issued
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balance as of December 31, 2019	2.6	205.7	2.7	14.8
Shares issued under equity compensation plans	—	0.4	—	—
Shares exchanged for common stock	—	3.7	—	(3.7)
Balance as of December 31, 2020	2.6	209.8	2.7	11.1
Shares issued under equity compensation plans	—	0.3	—	—
Balance as of December 31, 2021	2.6	210.1	2.7	11.1
Shares issued under equity compensation plans	—	0.3	—	—
Shares exchanged for common stock	—	0.1	—	(0.1)
Balance as of December 31, 2022	2.6	210.5	2.7	11.0
Exchangeable Shares
The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc., a wholly-owned subsidiary of our Company. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson shareholder would have received in the merger of Adolph Coors Company with Molson Inc. in February 2005, if the holder had elected to receive shares of Molson Coors common stock. Exchangeable shareholders receive the CAD equivalent of dividends declared on Class A and B common stock on the date of declaration. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.
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

15. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2019	$(652.5)	$(87.8)	$(351.0)	$(70.9)	$(1,162.2)
Foreign currency translation adjustments	196.0	—	(1.6)	—	194.4
Gain (loss) on net investment hedges	(113.5)	—	—	—	(113.5)
Unrealized gain (loss) on derivative instruments	—	(113.5)	—	—	(113.5)
Reclassification of derivative (gain) loss to income (loss)	—	(0.5)	—	—	(0.5)
Net change in pension and other postretirement benefit assets and liabilities	—	—	(52.9)	—	(52.9)
Pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	—	—	(7.6)	—	(7.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	19.4	19.4
Tax benefit (expense)	30.5	27.9	15.4	(5.2)	68.6
As of December 31, 2020	$(539.5)	$(173.9)	$(397.7)	$(56.7)	$(1,167.8)
Foreign currency translation adjustments	(85.6)	—	(1.2)	—	(86.8)
Reclassification of cumulative translation adjustment(1)	7.5	—	—	—	7.5
Gain (loss) on net investment hedges	76.5	—	—	—	76.5
Unrealized gain (loss) on derivative instruments	—	51.1	—	—	51.1
Reclassification of derivative (gain) loss to income (loss)	—	7.5	—	—	7.5
Net change in pension and other postretirement benefit assets and liabilities	—	—	158.6	—	158.6
Pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	—	—	7.1	—	7.1
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	20.8	20.8
Tax benefit (expense)	(17.6)	(15.7)	(41.9)	(5.3)	(80.5)
As of December 31, 2021	$(558.7)	$(131.0)	$(275.1)	$(41.2)	$(1,006.0)
Foreign currency translation adjustments	(356.1)	—	1.2	—	(354.9)
Reclassification of cumulative translation adjustment (1)	12.1	—	—	—	12.1
Gain (loss) on net investment hedges	53.2	—	—	—	53.2
Unrealized gain (loss) on derivative instruments	—	209.7	—	—	209.7
Reclassification of derivative (gain) loss to income (loss)	—	12.9	—	—	12.9
Net change in pension and other postretirement benefit assets and liabilities	—	—	(78.2)	—	(78.2)
Pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	—	—	(2.1)	—	(2.1)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	18.7	18.7
Tax benefit (expense)	(25.7)	(59.4)	19.1	(4.9)	(70.9)
As of December 31, 2022	$(875.2)	$32.2	$(335.1)	$(27.4)	$(1,205.5)
(1)As a result of the sale of a disposal group within our India business for the year ended December 31, 2021, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within other operating income (expense), net. As a result of the completion of the sale of our non-operating India entity during 2022, the associated cumulative foreign currency translation adjustment was reclassified from AOCI and recognized within other operating income (expense), net.
We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation adjustment losses during 2022 were primarily due to the weakening of the CAD, GBP, EUR and certain other currencies of our Europe operations versus the USD. The foreign currency translation losses recognized during 2021 were primarily due to the weakening of the GBP, EUR and certain other currencies of our Europe operations versus the USD. The foreign currency translation adjustment gains during 2020 were primarily due to the strengthening of the CAD, GBP and certain other currencies of our Europe operations versus the USD.
Reclassifications from AOCI to income

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	Reclassifications from AOCI			Location of gain (loss) recognized in income
	(In millions)
Gain/(loss) on cash flow hedges
Forward starting interest rate swaps	$(14.3)	$(4.8)	$(2.9)	Interest expense, net
Foreign currency forwards	1.8	(3.5)	4.6	Cost of goods sold
Foreign currency forwards	(0.4)	0.8	(1.2)	Other non-operating income (expense), net
Total income (loss) reclassified, before tax	(12.9)	(7.5)	0.5
Income tax benefit (expense)	3.5	2.0	(0.1)
Net income (loss) reclassified, net of tax	$(9.4)	$(5.5)	$0.4

Amortization of defined benefit pension and other postretirement benefit plan items
Prior service benefit (cost)	$0.4	$0.3	$0.4	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	1.7	(7.4)	7.2	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	2.1	(7.1)	7.6
Income tax benefit (expense)	(0.5)	1.7	(2.4)
Net income (loss) reclassified, net of tax	$1.6	$(5.4)	$5.2

Other reclassifications from AOCI to Income
India cumulative translation adjustment resulting from sale of disposal group	$(12.1)	$(7.5)	$—	Other operating income (expense), net
Net income (loss) reclassified, net of tax	$(12.1)	$(7.5)	$—

Total income (loss) reclassified, net of tax	$(19.9)	$(18.4)	$5.6
16. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2022 and all outstanding awards fall under this plan.
Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs and stock options.
RSU awards are issued based upon the market value equal to the price of our stock at the date of the grant and generally vest over a period of three years. In 2022, 2021 and 2020, we granted 0.5 million, 0.6 million and 0.5 million RSUs, respectively, with a weighted-average market value of $52.05, $45.84 and $48.99 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The DSU awards are issued at the market value equal to the price of our stock at the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. In 2022, 2021 and 2020, we granted a small number of DSUs with a weighted-average market value of $51.80, $49.33 and $37.53 per share, respectively.
PSU awards are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the stock market index defined by each award and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on fair values assigned to the market and performance metrics upon grant. The market metric is based upon a Monte Carlo model, with the market metric remaining constant throughout the vesting period of three years. The performance metric is based upon the market value equal to the price of our stock at the date of the grant for the 2022 award and a Monte Carlo model for all previous awards, varying based on a multiplier determined based on changing estimates of the performance metric projected attainment. During 2022, 2021 and 2020, we granted 0.3 million, 0.4 million and 0.3 million PSUs, respectively, each with a weighted-average fair value of $62.98, $45.71 and $52.60, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During 2022, 2021 and 2020, we granted 0.3 million, 0.3 million and 0.4 million options, respectively, each with a weighted-average fair value of $12.16, $10.06 and $6.70, respectively.
Certain RSU and PSU awards granted in 2020 and beyond entitle participants to receive dividends earned during the vesting period, subject to the performance, vesting and other conditions, including forfeiture, applicable to the respective awards.
The following table presents the pre-tax and after-tax share based compensation expense.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Pre-tax share-based compensation expense	$33.6	$32.1	$24.2
Tax benefit	(5.9)	(5.5)	(4.3)
After-tax share-based compensation expense	$27.7	$26.6	$19.9
As of December 31, 2022, there was $41.6 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2021	1.3	$49.23	0.8	$49.47
Granted	0.5	$52.03	0.3	$62.98
Vested	(0.4)	$53.91	—	$—
Forfeited	(0.1)	$49.14	—	$—
Adjustment for performance results achieved	—	$—	(0.2)	$51.80
Non-vested as of December 31, 2022	1.3	$49.07	0.9	$53.54
The total intrinsic values of RSUs and DSUs vested during 2022, 2021 and 2020 were $17.2 million, $12.7 million and $14.8 million, respectively.

	Stock options
	Awards	Weighted- average exercise price per unit	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2021	1.9	$63.15	4.8	$0.6
Granted	0.3	$52.18
Exercised	(0.1)	$44.12
Expired	(0.6)	$75.38
Outstanding as of December 31, 2022	1.5	$57.14	6.6	$2.1
Expected to vest as of December 31, 2022	0.6	$49.49	8.1	$1.4
Exercisable as of December 31, 2022	0.9	$62.43	5.5	$0.7
The total intrinsic values of exercises during 2022, 2021 and 2020 were $0.7 million, $0.9 million and $0.8 million, respectively. Total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised during 2022, 2021 and 2020 was $2.9 million, $2.0 million and $3.1 million, respectively.
The shares of Class B common stock to be issued under our equity plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2022, there were 4.9 million shares of MCBC Class B common stock available for issuance under the Incentive Compensation Plan.
The fair value of each option granted in 2022, 2021 and 2020 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Risk-free interest rate	1.88%	0.79%	0.91%
Dividend yield	2.86%	3.11%	4.40%
Volatility range	30.91% - 33.85%	30.84% - 42.44%	25.09% - 26.31%
Weighted-average volatility	31.65%	33.74%	25.40%
Expected term (years)	5.7	5.6	5.5
Weighted-average fair value	$12.16	$10.06	$6.70
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
The fair values of the market metric for each PSU granted in 2022, 2021 and 2020 and the performance metric for each PSU granted in 2021 and 2020 was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
Risk-free interest rate	1.58%	0.24%	0.84%
Volatility range	22.65% - 45.30%	23.00% - 44.71%	15.21% - 45.75%
Weighted-average volatility	35.93%	35.46%	26.02%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$62.98	$45.71	$52.60
The risk-free interest rates utilized for periods throughout the expected term of the PSUs are based on a zero-coupon U.S. Department of Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock as well as the stock of our peer firms, as shown within the volatility range above, for a period from the grant date consistent with the expected term. The expected term of PSUs is calculated based on the grant date to the end of the performance period. No dividend yield is utilized in the model as participants are entitled to dividends earned during the vesting period of each respective award.
17. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net.
As of December 31, 2022, we modified our presentation of the consolidated statements of operations to replace the former "Special items, net" line item with "Other operating income (expense), net." In addition, goodwill impairment, which had previously been included in "Special items, net," has been reclassified to a separate line titled "Goodwill impairment." The consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020 were reclassified to reflect this change in presentation only.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Restructuring
Employee-related charges(1)	$(6.0)	$(11.7)	$(67.6)
Asset abandonment and other restructuring costs(2)(3)	(3.1)	(25.9)	(119.5)

Intangible and tangible asset impairments, excluding goodwill(4)	(36.3)	(13.5)	(71.5)

Gains and (losses) on other disposals(5)	6.8	6.6	2.7

Other operating income (expense), net	$(38.6)	$(44.5)	$(255.9)
(1)See the restructuring section within this footnote for a summary of our restructuring activities.
(2)A significant portion of asset abandonment and other restructuring costs consists of accelerated depreciation, which is in excess of normal depreciation. There was no accelerated depreciation recorded to Other operating income (expense), net for the year ended December 31, 2022 and $15.4 million and $112.3 million recorded to Other operating income (expense), net for the years ended December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021 and December 31, 2020, we incurred accelerated depreciation related to the Montreal brewery closure which occurred during the fourth quarter of 2021. In addition, during the year ended December 31, 2021, we incurred accelerated depreciation for our Burtonwood and Japan locations and during the year ended December 31, 2020, we incurred accelerated depreciation for our Irwindale brewery.
(3)In January 2020, we announced plans to cease production at our Irwindale, California brewery. On May 4, 2020, Pabst exercised its option to purchase the Irwindale brewery, including plant, equipment and machinery and the underlying land for $150 million and the transaction was completed in the fourth quarter of 2020. Charges associated with the brewery closure for the year ended December 31, 2020 totaled $117.7 million, excluding the fourth quarter of 2020 gain on sale of the brewery of $2.1 million. The charges for the year ended December 31, 2020 primarily consisted of accelerated depreciation, of $96.0 million and employee related costs of retention and severance of $16.5 million.
(4)During the year ended December 31, 2022, we identified a triggering event related to the Truss joint venture asset group within our Americas segment and recognized an impairment loss of $28.6 million, of which $12.1 million was attributable to the noncontrolling interest. The asset group was measured at fair value primarily using a market approach with Level 3 inputs.
During the year ended December 31, 2021, we recognized an impairment loss of $13.5 million related to the held for sale classification of the remaining portion of our India business.
During the year ended December 31, 2020, we recorded aggregate impairment losses of $17.0 million related to certain regional craft brand definite-lived intangible assets and aggregate impairment losses of $22.6 million related to those regional craft brand definite-lived tangible assets in our Americas segment. The estimates and assumptions used to determine the fair value represent Level 3 measurements. In addition, we recognized an impairment loss of $30.0 million related to the held for sale classification of a disposal group within our India business, representing an insignificant part of our EMEA&APAC segment. The held for sale disposal group was measured at fair value on a nonrecurring basis using Level 3 inputs. The estimated fair value less cost to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group. Also in our EMEA&APAC segment, we incurred impairment losses as a result of small brewery closures in Europe as a result of the ongoing impact of the coronavirus pandemic. See Note 6, "Goodwill and Intangible Assets" for further discussion.
(5)The former Alton brewery site in the U.K. was divided into tranches with one tranche selling in the third quarter of 2021, resulting in a gain of $11.4 million and another tranche selling in the third quarter of 2022 resulting in a gain of $4.9 million.
In addition, in 2021 we recognized a loss of $2.7 million on the sale of a disposal group within our India business. The loss included the reclassification of the associated cumulative foreign currency translation adjustment losses from AOCI into other operating income (expense), net at the time of sale. See Note 15, "Accumulated Other Comprehensive Income (Loss)" for further details.
Restructuring Activities
During the fourth quarter of 2019, as part of our revitalization plan, we made the determination to establish Chicago, Illinois as our Americas segment operational headquarters, close our office in Denver, Colorado and consolidate certain administrative functions into our other existing office locations. The restructuring actions related to the revitalization plan were substantially complete as of December 31, 2021. After taking into account all changes in each of the business units, including the EMEA&APAC segment, the revitalization plan has reduced employment levels, in aggregate, by approximately 600 employees globally.
In connection with these consolidation activities, we incurred cash and non-cash restructuring charges related to severance, retention and transition costs, employee relocation, non-cash asset related costs, lease impairment and exit costs in connection with our office lease in Denver, Colorado, and other transition activities, the majority of which were cash charges that we began recognizing in the fourth quarter of 2019. During 2021 and 2020, we recognized severance and retention cash charges of $4.0 million and $35.6 million, respectively, bringing the aggregate of such charges to approximately $81 million in total since the plan was initiated. Employee relocation charges were recognized in the period incurred and totaled $3.4 million and $11.0 million in 2021 and 2020, respectively. Additionally, during 2020, we recognized aggregate impairment losses of $7.6 million, related to the closure of the office facility in Denver, Colorado, including our lease right-of-use asset, in light of the sublease market outlook during such periods as a result of the coronavirus pandemic. No further impairment was recorded as a result of signing the sublease agreements during the second quarter of 2021.
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
The accrued restructuring balances as of December 31, 2022 represent expected future cash payments required to satisfy our remaining obligations, the majority of which we expect to be paid in the next 12 months.

	Americas	EMEA&APAC	Total
	(In millions)
Balance as of December 31, 2019	$42.6	$4.5	$47.1
Charges incurred and changes in estimates	59.1	8.5	67.6
Payments made	(77.3)	(11.1)	(88.4)
Foreign currency and other adjustments	0.1	0.1	0.2
Balance as of December 31, 2020	$24.5	$2.0	$26.5
Charges incurred and changes in estimates	10.1	1.6	11.7
Payments made	(23.7)	(2.0)	(25.7)
Foreign currency and other adjustments	—	(0.1)	(0.1)
Balance as of December 31, 2021	$10.9	$1.5	$12.4
Charges incurred and changes in estimates	(0.5)	6.0	5.5
Payments made	(6.5)	(1.3)	(7.8)
Foreign currency and other adjustments	(0.3)	0.2	(0.1)
Balance as of December 31, 2022	$3.6	$6.4	$10.0

The charges recognized in the above rollforward of our reserves for restructuring do not include items charged directly to expense such as accelerated depreciation and accelerated amortization and periodic exit costs that are recognized as incurred as they are not reflected in our restructuring and exit cost reserves on our consolidated balance sheets.
18. Segment Reporting
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
Reporting Segments
Americas
The Americas segment consists of our production, marketing and sales of our brands and other owned and licensed brands in the U.S., Canada and various countries in the Caribbean, Latin and South America. We have contract brewing agreements to brew, package, market, distribute and/or sell certain products in the Americas as well as joint venture arrangements in Canada to distribute and sell beer in Ontario and the western provinces of Canada.
EMEA&APAC
The EMEA&APAC segment consists of our production, marketing and sales of our primary brands as well as other owned and licensed brands in the U.K., Central Europe and various other European countries, along with certain countries within the Middle East, Africa and Asia Pacific. In our EMEA&APAC segment, we also have licensing agreements and distribution agreements with various other brewers.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales in 2022, 2021 or 2020. Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment royalties received from, and sales to the EMEA&APAC segment.

The following tables represent net sales, equity income (loss), interest expense, interest income and reconciliations of amounts shown as income (loss) before income taxes to income (loss) attributable to MCBC.

	Year ended December 31, 2022
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,711.5	$2,005.2	$—	$(15.7)	$10,701.0
Equity income (loss)	4.7	—	—	—	4.7
Interest expense	(1.5)	(5.1)	(244.0)	—	(250.6)
Interest income	0.2	0.2	3.9	—	4.3
Income (loss) before income taxes	$312.9	$61.0	$(436.4)	$—	$(62.5)
Income tax benefit (expense)					(124.0)
Net income (loss)					(186.5)
Net (income) loss attributable to noncontrolling interests					11.2
Net income (loss) attributable to MCBC					$(175.3)

	Year ended December 31, 2021
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,485.0	$1,802.3	$—	$(7.6)	$10,279.7
Interest expense	(1.4)	(5.8)	(253.1)	—	(260.3)
Interest income	—	0.2	1.8	—	2.0
Income (loss) before income taxes	$1,176.5	$32.9	$29.6	$—	$1,239.0
Income tax benefit (expense)					(230.5)
Net income (loss)					1,008.5
Net (income) loss attributable to noncontrolling interests					(2.8)
Net income (loss) attributable to MCBC					$1,005.7

	Year ended December 31, 2020
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,237.0	$1,431.9	$—	$(14.9)	$9,654.0
Interest expense	(2.6)	(5.7)	(266.3)	—	(274.6)
Interest income	0.2	0.3	2.8	—	3.3
Income (loss) before income taxes	$1,080.5	$(1,603.7)	$(120.7)	$—	$(643.9)
Income tax benefit (expense)					(301.8)
Net income (loss)					(945.7)
Net (income) loss attributable to noncontrolling interests					(3.3)
Net income (loss) attributable to MCBC					$(949.0)

The following table presents total assets and select cash flow information by segment.

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2022	2021	2022	2021	2020	2022	2021	2020
	(In millions)
Americas	$22,242.7	$23,653.5	$526.9	$601.4	$743.0	$483.5	$405.0	$461.4
EMEA&APAC	3,625.6	3,965.5	157.9	184.7	179.0	177.9	117.6	113.4
Consolidated	$25,868.3	$27,619.0	$684.8	$786.1	$922.0	$661.4	$522.6	$574.8
The following table presents net sales by geography, based on the location of the customer.

	For the years ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Net sales to unaffiliated customers
United States and its territories	$7,405.6	$7,168.7	$7,016.1
Canada	1,165.3	1,188.4	1,111.6
United Kingdom	1,166.3	959.1	663.7
Other foreign countries(1)	963.8	963.5	862.6
Consolidated net sales	$10,701.0	$10,279.7	$9,654.0
(1)Reflects net sales within certain countries in Europe, Latin America, South America, the Middle East, Africa and Asia. No individual country has total net sales exceeding 10% of total consolidated net sales.
The following table presents net properties and operating ROU assets by geographic location. See Note 8, "Leases" for further information on our operating ROU assets and Note 5, "Properties" for further information on our net properties.

	As of
	December 31, 2022	December 31, 2021
	(In millions)
Net properties and operating ROU assets
United States and its territories	$2,444.6	$2,294.1
Canada	1,050.6	1,114.6
United Kingdom	365.4	383.2
Other foreign countries(1)	494.9	519.6
Consolidated net properties and operating ROU assets	$4,355.5	$4,311.5
(1)Reflects net properties and operating ROU assets within certain countries in Europe, Latin America, South America, Africa and Asia. No individual country has total net properties or operating ROU assets exceeding 10% of total consolidated net properties or operating ROU assets, respectively.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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
Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022.

Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2022. All outstanding awards shown in the table below relate to our Class B common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	3,684,753	$57.14	4,884,400
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,684,753	$57.14	4,884,400
(1)Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. The number of securities to be issued upon exercise of outstanding awards includes 1,299,571 RSUs and DSUs, 904,290 PSUs (assuming the target award is met) and 1,480,892 options outstanding as of December 31, 2022. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Share-Based Payments" for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2022.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:
(1)Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
Notes to Consolidated Financial Statements
(2)Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, December 31, 2021 and December 31, 2020
(3)Exhibit list

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Beverage Company, as amended to date.	10-K	3.1	February 12, 2020
3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company.	8-K	3.1	May 23, 2022
4.1.1	Specimen Class A Common Stock Certificate	10-K	4.1.1	February 12, 2020
4.1.2	Specimen Class B Common Stock Certificate	10-K	4.1.2	February 12, 2020
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.2.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.2.9	Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated May 3, 2012, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	October 29, 2020
4.3	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.4	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.5.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.5.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.5.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.5.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.5.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.5.6	Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.5.7	Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.5.8	Seventh Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.3	October 29, 2020
4.6	Form of 1.250% Senior Notes due 2024.	8-K	4.2	July 7, 2016
4.7	Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.8	Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.9.1	Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.9.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.9.3	Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.9.4		Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.9.5		Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.9.6		Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018
4.9.7		Sixth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	October 29, 2020
4.10		Form of 2.840% Senior Notes due 2023.	8-K	4.10	July 7, 2016
4.11		Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.12		Description of Registrant's Securities.	10-K	4.18	February 12, 2020
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1	*	Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan.	8-K	10.1	May 28, 2021
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-K	10.2.2	February 14, 2017
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-K	10.2.3	February 14, 2017
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.2.7	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.7	February 23, 2022
10.2.8	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.8	February 23, 2022

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.2.9	*	Form of Director Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.9	February 23, 2022
10.2.10	*	Form of Nonqualified Stock Option pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.10	February 23, 2022
10.2.11	*	Form of Cash-Settled Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.11	February 23, 2022
10.2.12	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022.	10-Q	10.1	May 3, 2022
10.2.13	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.2	May 3, 2022
10.2.14	*	Form of Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.3	May 3, 2022
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
10.5	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019.	8-K	10.1	July 24, 2019
10.6	*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.7	*	Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin D.K. Hattersley.	8-K	10.1	July 31, 2019
10.8	*	Executive Employment Offer Letters, dated November 17, 2019 and January 12, 2019, by and between Molson Coors Brewing Company and Michelle St. Jacques.	10-Q	10.3	April 30, 2020
10.9	*	Offer Letter, dated as of November 17, 2019, by and between Molson Coors Beverage Company and Pete Marino.	10-Q	10.4	May 3, 2022
10.10.1		Credit Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the borrowing subsidiaries party thereto, CitiBank, N.A., as administrative agent and a U.S. issuing bank, Bank of America, N.A., as a U.S. issuing bank, The Bank of Tokyo Mitsubishi UFJ, LTD. as a U.S. issuing bank, Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and The Bank of Tokyo Mitsubishi UFJ, Ltd. as joint lead arrangers and joint bookrunners, and Bank of America, N.A. and The Bank of Tokyo Mitsubishi UFJ, Ltd. as Co-Syndication Agents.	8-K	10.1	July 13, 2017

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.10.2		Amendment No. 1 and Extension Agreement, dated as of July 19, 2018, by and among Molson Coors Brewing Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	July 19, 2018
10.10.3		Extension Agreement, dated as of July 7, 2019, by and among Molson Coors Brewing Company, the Lenders party thereto, and Citibank, N.A., as Administrative Agent.	8-K	10.1	July 8, 2019
10.10.4		Amendment No. 2, dated as of June 19, 2020, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc. and Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	June 22, 2020
10.10.5		Amendment No. 3 to the Credit Agreement, dated as of October 5, 2021, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada, Inc., Molson Coors International LP and Citibank, N.A., as administrative agent.	8-K	10.1	October 7, 2021
10.10.6		Subsidiary Guarantee Agreement, dated as of July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	July 13, 2017
10.10.7		Supplement No. 1, dated as of January 11, 2018, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.8.3	February 14, 2018
10.10.8		Supplement No. 2, dated as of January 14, 2019, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Brewing Company, the subsidiaries named on Schedule I thereto, and Citibank, N.A., as administrative agent.	10-K	10.7.5	February 12, 2019
10.10.9		Supplement No. 3, dated as of August 31, 2020, to the Subsidiary Guarantee Agreement, dated July 7, 2017, by and among Molson Coors Beverage Company, the subsidiaries named on Schedule I thereto, and Citibank N.A., as administrative agent.	10-Q	10.1	October 29, 2020
10.11		Form of Commercial Paper Dealer Agreement	8-K	10.3	July 13, 2017
10.12		Form of Amendment to Commercial Paper Dealer Agreement				X
21		Subsidiaries of the Registrant.				X
22		Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.				X
23		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				XX
101.INS	**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**				X
101.SCH	**	XBRL Taxonomy Extension Schema Document				X

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

X Filed herewith
XX Furnished herewith
(b)Exhibits
The exhibits included in Item 15(a)(3) above are filed or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.
(c)Other Financial Statement Schedules
SCHEDULE II
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange impact	Balance at end of year
Allowance for obsolete supplies and inventory
Year ended:
December 31, 2022	$44.1	$169.9	$(151.6)	$(1.5)	$60.9
December 31, 2021	$38.4	$109.9	$(103.8)	$(0.4)	$44.1
December 31, 2020	$22.2	$70.6	$(54.3)	$(0.1)	$38.4
Deferred tax valuation account
Year ended:
December 31, 2022	$60.7	$20.6	$(23.0)	$(1.1)	$57.2
December 31, 2021	$62.2	$14.8	$(16.2)	$(0.1)	$60.7
December 31, 2020	$73.8	$31.8	$(43.4)	$—	$62.2
Deduction amounts related to inventories are write-offs of obsolete inventories and supplies. Deduction amounts related to the deferred tax valuation allowance are primarily due to the utilization of capital loss and operating loss carryforwards and re-evaluations of deferred tax assets.
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
February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GAVIN D.K. HATTERSLEY	President, Chief Executive Officer and Director (Principal Executive Officer)
Gavin D.K. Hattersley
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ ROXANNE M. STELTER	Vice President and Controller (Principal Accounting Officer)
Roxanne M. Stelter
By	/s/ PETER H. COORS	Chairman
Peter H. Coors
By	/s/ ANDREW T. MOLSON	Vice Chairman
Andrew T. Molson
By	/s/ JULIA M. BROWN	Director
Julia M. Brown
By	/s/ DAVID S. COORS	Director
David S. Coors
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ GEOFFREY E. MOLSON	Director
Geoffrey E. Molson
By	/s/ NESSA O'SULLIVAN	Director
Nessa O'Sullivan
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ LEROY J. WILLIAMS, JR.	Director
Leroy J. Williams, Jr.
By	/s/ LOUIS VACHON	Director
Louis Vachon
By	/s/ JAMES A. WINNEFELD, JR.	Director
James A. Winnefeld, Jr.
February 21, 2023