Form 10-Q
period 2023-03-31
MOLSON COORS BEVERAGE CO
filed 2023-05-02
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of April 25, 2023:
Class A Common Stock — 2,562,506 shares
Class B Common Stock — 200,383,830 shares
Exchangeable shares:
As of April 25, 2023, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,717,367 shares
Class B Exchangeable shares — 10,570,654 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian Dollar
COGS	Cost of goods sold
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
LIBOR	London Interbank Offered Rate
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PSUs	Performance share units
RON	Romanian leu
RSD	Serbian Dinar
RSUs	Restricted stock units
SEC	U.S. Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STWs	Sales-to-wholesalers
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. Dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading "Items Affecting Reported Results", with respect to expectations of cost inflation, limited consumer disposable income, consumer preferences, overall volume trends, pricing trends, industry forces, cost reduction strategies, shipment levels and profitability, the sufficiency of capital resources, anticipated results, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, market share and expectations regarding future dividends. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part II.— Item IA. "Risk Factors" in this report and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2022 ("Annual Report"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Sales	$2,774.8	$2,643.3
Excise taxes	(428.5)	(428.7)
Net sales	2,346.3	2,214.6
Cost of goods sold	(1,575.6)	(1,286.8)
Gross profit	770.7	927.8
Marketing, general and administrative expenses	(615.0)	(675.7)
Other operating income (expense), net	(0.5)	(27.6)
Equity income (loss)	3.0	(0.1)
Operating income (loss)	158.2	224.4
Interest income (expense), net	(59.1)	(63.3)
Other pension and postretirement benefits (costs), net	2.6	10.6
Other non-operating income (expense), net	0.2	2.0
Income (loss) before income taxes	101.9	173.7
Income tax benefit (expense)	(28.7)	(36.4)
Net income (loss)	73.2	137.3
Net (income) loss attributable to noncontrolling interests	(0.7)	14.2
Net income (loss) attributable to Molson Coors Beverage Company	$72.5	$151.5

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$0.33	$0.70
Diluted	$0.33	$0.70

Weighted-average shares outstanding
Basic	216.5	217.2
Dilutive effect of share-based awards	0.8	0.6
Diluted	217.3	217.8

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss) including noncontrolling interests	$73.2	$137.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	54.2	(10.2)
Reclassification of cumulative translation adjustment	—	12.1
Unrealized gain (loss) on derivative instruments	(18.5)	54.1
Reclassification of derivative (gain) loss to income (loss)	0.9	0.7
Pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	(2.9)	(0.9)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	1.5	0.2
Total other comprehensive income (loss), net of tax	35.2	56.0
Comprehensive income (loss)	108.4	193.3
Comprehensive (income) loss attributable to noncontrolling interests	(1.0)	14.6
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$107.4	$207.9

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$328.2	$600.0
Trade, less allowance for doubtful accounts of $13.3 and $13.2, respectively	803.8	739.8
Other receivables, net	121.6	126.4
Inventories, net	915.6	792.9
Other current assets, net	382.4	378.9
Total current assets	2,551.6	2,638.0
Properties, net	4,270.1	4,222.8
Goodwill	5,292.4	5,291.9
Other intangibles, net	12,799.3	12,800.1
Other assets	939.1	915.5
Total assets	$25,852.5	$25,868.3
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,893.5	$2,978.3
Current portion of long-term debt and short-term borrowings	412.7	397.1
Total current liabilities	3,306.2	3,375.4
Long-term debt	6,177.7	6,165.2
Pension and postretirement benefits	470.0	473.3
Deferred tax liabilities	2,658.6	2,646.4
Other liabilities	321.0	292.8
Total liabilities	12,933.5	12,953.1
Commitments and contingencies (Note 10)
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 211.1 shares and 210.5 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	102.2	102.2
Class B exchangeable shares, no par value (issued and outstanding: 10.6 shares and 11.0 shares, respectively)	397.7	413.3
Paid-in capital	7,025.6	7,006.4
Retained earnings	6,877.0	6,894.1
Accumulated other comprehensive income (loss)	(1,170.6)	(1,205.5)
Class B common stock held in treasury at cost (10.7 shares and 10.5 shares, respectively)	(537.5)	(522.9)
Total Molson Coors Beverage Company stockholders' equity	12,696.5	12,689.7
Noncontrolling interests	222.5	225.5
Total equity	12,919.0	12,915.2
Total liabilities and equity	$25,852.5	$25,868.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$73.2	$137.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	171.5	173.7
Amortization of debt issuance costs and discounts	1.5	1.6
Share-based compensation	9.8	8.5
(Gain) loss on sale or impairment of properties and other assets, net	(2.5)	22.4
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	52.5	(169.6)
Equity (income) loss	(3.0)	0.1
Income tax (benefit) expense	28.7	36.4
Income tax (paid) received	(10.0)	(3.1)
Interest expense, excluding amortization of debt issuance costs and discounts	59.7	62.2
Interest paid	(80.4)	(81.2)
Change in current assets and liabilities and other	(297.6)	(307.6)
Net cash provided by (used in) operating activities	3.4	(119.3)
Cash flows from investing activities
Additions to properties	(181.4)	(243.8)
Proceeds from sales of properties and other assets	4.6	13.2
Other	(0.6)	4.4
Net cash provided by (used in) investing activities	(177.4)	(226.2)
Cash flows from financing activities
Exercise of stock options under equity compensation plans	—	0.9
Dividends paid	(89.5)	(82.4)
Payments for purchases of treasury stock	(14.6)	(14.1)
Payments on debt and borrowings	(1.6)	(1.1)
Proceeds on debt and borrowings	3.0	5.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	156.3
Other	0.2	7.9
Net cash provided by (used in) financing activities	(102.5)	72.5
Effect of foreign exchange rate changes on cash and cash equivalents	4.7	(5.7)
Net increase (decrease) in cash and cash equivalents	(271.8)	(278.7)
Balance at beginning of year	600.0	637.4
Balance at end of period	$328.2	$358.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2021	$13,664.1	$—	$2.1	$102.2	$417.8	$6,970.9	$7,401.5	$(1,006.0)	$(471.4)	$247.0
Exchange of shares	—	—	—	—	(0.6)	0.6	—	—	—	—
Shares issued under equity compensation plan	(4.4)	—	—	—	—	(4.4)	—	—	—	—
Amortization of share-based compensation	8.5	—	—	—	—	8.5	—	—	—	—
Net income (loss) including noncontrolling interests	137.3	—	—	—	—	—	151.5	—	—	(14.2)
Other comprehensive income (loss), net of tax	56.0	—	—	—	—	—	—	56.4	—	(0.4)
Share repurchase program	(14.1)	—	—	—	—	—	—	—	(14.1)	—
Contributions from noncontrolling interests	7.3	—	—	—	—	—	—	—	—	7.3
Distributions and dividends to noncontrolling interests	(1.0)	—	—	—	—	—	—	—	—	(1.0)
Dividends declared	(83.2)	—	—	—	—	—	(83.2)	—	—	—
As of March 31, 2022	$13,770.5	$—	$2.1	$102.2	$417.2	$6,975.6	$7,469.8	$(949.6)	$(485.5)	$238.7

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests
As of December 31, 2022	$12,915.2	$—	$2.1	$102.2	$413.3	$7,006.4	$6,894.1	$(1,205.5)	$(522.9)	$225.5
Exchange of shares	—	—	—	—	(15.6)	15.6	—	—	—	—
Shares issued under equity compensation plan	(6.2)	—	—	—	—	(6.2)	—	—	—	—
Amortization of share-based compensation	9.8	—	—	—	—	9.8	—	—	—	—
Net income (loss) including noncontrolling interests	73.2	—	—	—	—	—	72.5	—	—	0.7
Other comprehensive income (loss), net of tax	35.2	—	—	—	—	—	—	34.9	—	0.3
Share repurchase program	(14.6)	—	—	—	—	—	—	—	(14.6)	—
Distributions and dividends to noncontrolling interests	(4.0)	—	—	—	—	—	—	—	—	(4.0)
Dividends declared	(89.6)	—	—	—	—	—	(89.6)	—	—	—
As of March 31, 2023	$12,919.0	$—	$2.1	$102.2	$397.7	$7,025.6	$6,877.0	$(1,170.6)	$(537.5)	$222.5

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
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, RON and RSD.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report, except as noted in Note 2, "New Accounting Pronouncements".
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Cost Inflation
We have been experiencing significant cost inflation, including higher material, conversion and energy costs, which negatively impacted our results of operations during the three months ended March 31, 2023. We expect cost inflation to continue to have a negative impact on our results of operations for the remainder of 2023 and possibly beyond. To the extent materials, conversion and energy prices continue to fluctuate, our business and financial results could continue to be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program, increased pricing to our customers, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressures. See Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, under the heading "Items Affecting Reported Results" for further discussion.
Anti-Dilutive Securities
Anti-dilutive securities excluded from the computation of diluted EPS were 1.7 million and 2.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Dividends
On February 20, 2023, our Company's Board of Directors declared a cash dividend of $0.41 per share, paid on March 17, 2023, to shareholders of Class A and Class B common stock of record on March 3, 2023. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.55 per share. During the three months ended March 31, 2022, dividends declared to eligible shareholders were $0.38 per share, with the CAD equivalent equal to CAD 0.48 per share.
Share Repurchase Program
During the first quarter of 2022, our Company's Board of Directors approved a share repurchase program up to an aggregate of $200 million of our Company's Class B common stock through March 31, 2026, with the program primarily intended to offset annual employee equity award grants. During the three months ended March 31, 2023, we repurchased 275,000 shares under the share repurchase program at a weighted average price of $52.95 per share, including brokerage commissions, for an aggregate value of $14.6 million.

For the three months ended March 31, 2022, we repurchased 280,000 shares under the share repurchase program at a weighted average price of $50.40 per share, including brokerage commissions, for an aggregate value of $14.1 million.
Non-Cash Activity
Non-cash investing activities include movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $203.3 million and $139.9 million during the three months ended March 31, 2023 and March 31, 2022, respectively. In addition, we had non-cash activities related to our non-cash issuances of share-based awards.
As of March 31, 2022, we recorded a non-cash transaction related to the establishment of an accrued liability of $56.0 million as the best estimate of the probable loss in the Keystone litigation case based on the jury verdict. During the three months ended March 31, 2023, we recorded a non-cash transaction of $0.5 million in accrued interest associated with this accrued liability. See Note 10, "Commitments and Contingencies" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 6, "Leases," there was no other significant non-cash activity during the three months ended March 31, 2023 and March 31, 2022, respectively.
Share-Based Compensation
During the three months ended March 31, 2023 and March 31, 2022, we granted stock options, RSUs and PSUs to certain officers and other eligible employees. We recognized share-based compensation expense of $9.8 million and $8.5 million during the three months ended March 31, 2023 and March 31, 2022, respectively.
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. ("Citi" or "the bank"), with $115.1 million and $135.2 million confirmed as valid and outstanding as of March 31, 2023 and December 31, 2022, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets. Under the program, we agree to pay the bank the stated amount of confirmed invoices from our designated suppliers on the original maturity dates of the invoices. We have no involvement in establishing the terms or conditions of the arrangement between the suppliers and the bank and do not participate in such transactions. Either Citi or us may terminate the agreement upon at least 30 days written notice. We do not provide secured legal assets or other forms of guarantees under the arrangement. Our current payment terms with the majority of the suppliers participating in the supplier finance program generally range from 60 to 120 days, which we deem to be commercially reasonable.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and was effective for all entities upon issuance on March 12, 2020 and remains effective through December 31, 2024. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. We have adopted this guidance and elected to apply certain optional expedients related to our derivative instruments with maturity dates extending beyond the expected discontinuance date of LIBOR. We will continue to evaluate the impact of reference rate reform on our other contracts but do not expect this guidance to have a material impact on our financial statements.
In September 2022, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures for a buyer in a supplier finance program by requiring disclosures of key program terms, the amount of obligations that have been confirmed as valid with the finance provider that are deemed outstanding as of the end of the period, a description of the financial line item in which this unpaid balance resides and a rollforward of the obligations including the amount of obligations confirmed and paid. We adopted this guidance, with the exception of the rollforward disclosure requirement, in our quarterly report for the three months ended March 31, 2023. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for additional information on our supplier finance program. The rollforward disclosure requirement is effective for us in our annual report for the year ending December 31, 2024 and is required to be applied prospectively.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, on our unaudited condensed consolidated financial statements.

3. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. Our consolidated VIEs held $8.0 million of debt as of March 31, 2023 and $5.0 million as of December 31, 2022. We have not provided any financial support to any of our VIEs during the year that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable, respectively.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container ("RMMC"), Rocky Mountain Bottle Company ("RMBC") and Truss LP ("Truss"), as well as other immaterial entities. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI"), Brewers Distributor Ltd. ("BDL") and The Yuengling Company LLC ("TYC"), as well as other immaterial investments.
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we had a guarantee liability of $34.9 million and $33.3 million recorded as of March 31, 2023 and December 31, 2022, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	March 31, 2023		December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$241.3	$24.7	$228.2	$21.2
Other	$39.3	$15.7	$43.3	$16.1
4. Inventories

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Finished goods	$344.8	$269.1
Work in process	82.6	71.9
Raw materials	306.8	290.4
Packaging materials	181.4	161.5
Inventories, net	$915.6	$792.9

5. Goodwill and Intangible Assets
Goodwill
The changes in the gross carrying value of goodwill and accumulated impairment losses are presented in the table below by segment.

	Americas	EMEA&APAC(1)	Consolidated
	(In millions)
Gross carrying value of goodwill	$6,790.4	$1,387.6	$8,178.0
Accumulated impairment losses	(1,498.5)	(1,387.6)	(2,886.1)
Balance as of December 31, 2022	$5,291.9	$—	$5,291.9

Foreign currency translation, net	0.5	—	0.5

Gross carrying value of goodwill	6,792.8	1,415.6	8,208.4
Accumulated impairment losses	(1,500.4)	(1,415.6)	(2,916.0)
Balance as of March 31, 2023	$5,292.4	$—	$5,292.4
(1)The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020. Subsequent changes in the gross carrying value of goodwill and accumulated impairment loss balances are due to fluctuations in foreign exchange rates, which are presented net in the table above.
Subsequent to taking a partial impairment as a result of the annual impairment test performed as of October 1, 2022, the Americas reporting unit goodwill balance was considered at risk of future impairment. The remaining goodwill is at risk in the event of significant unfavorable changes in assumptions including the forecasted cash flows, terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flows analysis. We continue to build on the strength of our iconic core brands, growing our above premium portfolio and expanding beyond the beer aisle. While progress has been made on this strategy, including the increasing proportion of our above premium portfolio over the last several years and the strengthening of our core brands, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. In addition, the growth targets were adjusted to align with current expectations of the beer industry environment and broader macroeconomic conditions such as cost inflation for certain inputs, which could continue to put pressure on achieving key margin and cash flow projections into the future. Additionally, the fair value determinations are sensitive to further macroeconomic conditions, including the ongoing impacts of cost inflation, further increases to interest rates and other external industry factors impacting our business.
We determined that there was no triggering event that occurred during the three months ended March 31, 2023 that would indicate the carrying value of our goodwill was greater than its fair value.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2023:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,885.1	$(1,471.7)	$3,413.4
License agreements and distribution rights	10 - 20	202.7	(110.3)	92.4
Other	5 - 40	84.7	(24.1)	60.6
Intangible assets not subject to amortization
Brands	Indefinite	8,176.8	—	8,176.8
Distribution networks	Indefinite	748.5	—	748.5
Other	Indefinite	307.6	—	307.6
Total		$14,405.4	$(1,606.1)	$12,799.3

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2022:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,861.1	$(1,416.7)	$3,444.4
License agreements and distribution rights	15 - 20	200.0	(108.0)	92.0
Other	5 - 40	88.8	(27.7)	61.1
Intangible assets not subject to amortization
Brands	Indefinite	8,148.6	—	8,148.6
Distribution networks	Indefinite	746.4	—	746.4
Other	Indefinite	307.6	—	307.6
Total		$14,352.5	$(1,552.4)	$12,800.1
The changes in the gross carrying amounts of intangible assets from December 31, 2022 to March 31, 2023 are primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of March 31, 2023, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2023 - remaining	$153.7
2024	$203.6
2025	$203.6
2026	$185.1
2027	$120.6
Amortization expense of intangible assets was $51.1 million and $53.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. This expense is primarily presented within MG&A expenses in our unaudited condensed consolidated statements of operations.
As of the date of our annual impairment test of indefinite-lived intangible assets, performed as of October 1, 2022, the fair value of all indefinite-lived brands exceeded their respective carrying values by over 15% and therefore were not considered at risk for potential future impairment.
No triggering events occurred during the three months ended March 31, 2023 that would indicate the carrying value of our indefinite-lived or definite-lived intangible assets were greater than their fair value.
Fair Value Assumptions
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangible assets are discussed in Part II—Item 8 Financial Statements, Note 6, "Goodwill and Intangible Assets" in our Annual Report, and represent Level 3 measurements.

6. Leases
Supplemental balance sheet information related to leases as of March 31, 2023 and December 31, 2022 was as follows:

		As of
		March 31, 2023	December 31, 2022
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$160.9	$132.7
Current operating lease liabilities	Accounts payable and other current liabilities	$46.1	$44.7
Non-current operating lease liabilities	Other liabilities	124.6	99.3
Total operating lease liabilities		$170.7	$144.0

Finance Leases
Finance lease right-of-use assets	Properties, net	$50.7	$50.2
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$5.2	$5.3
Non-current finance lease liabilities	Long-term debt	55.9	56.2
Total finance lease liabilities		$61.1	$61.5
Supplemental cash flow information related to leases for the three months ended March 31, 2023 and March 31, 2022 was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$13.3	$12.8
Operating cash flows from finance leases	$0.9	$0.9
Financing cash flows from finance leases	$1.2	$0.8
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$38.8	$8.8
Finance leases	$—	$1.9

7. Debt
Debt Obligations

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Long-term debt
CAD 500 million 2.84% notes due July 2023	$369.9	$368.9
EUR 800 million 1.25% notes due July 2024	867.1	856.4
CAD 500 million 3.44% notes due July 2026	369.9	368.9
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
Finance leases	61.1	61.5
Other	25.5	25.4
Less: unamortized debt discounts and debt issuance costs	(38.6)	(39.7)
Total long-term debt (including current portion)	6,554.9	6,541.4
Less: current portion of long-term debt	(377.2)	(376.2)
Total long-term debt	$6,177.7	$6,165.2

Short-term borrowings(1)	35.5	20.9
Current portion of long-term debt	377.2	376.2
Current portion of long-term debt and short-term borrowings	$412.7	$397.1
(1)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of March 31, 2023, we had $27.5 million in bank overdrafts and $53.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $26.1 million. As of December 31, 2022, we had $15.9 million in bank overdrafts and $49.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $33.8 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of March 31, 2023 and December 31, 2022. See further detail within Part II—Item 8 Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for further discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of March 31, 2023 and December 31, 2022, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $6.0 billion and $5.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain a $1.5 billion revolving credit facility with a maturity date of July 7, 2024 that allows us to issue a maximum aggregate amount of $1.5 billion in commercial paper or make other borrowings at any time at variable interest rates. We use this facility from time to time to leverage cash needs including debt repayments. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of March 31, 2023 and December 31, 2022.
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
The maximum leverage ratio as of March 31, 2023 is 4.00x net debt to EBITDA (as defined in the revolving credit facility agreement), through maturity of the credit facility. As of March 31, 2023, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2023 rank pari-passu.
8. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II—Item 8 Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the three months ended March 31, 2023. As noted in Note 10 of the Notes included in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since December 31, 2022.
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
The table below summarizes our derivative assets and liabilities that were measured at fair value as of March 31, 2023 and December 31, 2022.

		Fair value measurements as of March 31, 2023
	As of March 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Forward starting interest rate swaps	$15.6	$—	$15.6	$—
Foreign currency forwards	6.3	—	6.3	—
Commodity swaps and options	17.1	—	17.1	—
Total	$39.0	$—	$39.0	$—

		Fair value measurements as of December 31, 2022
	As of December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Forward starting interest rate swaps	$40.0	$—	$40.0	$—
Foreign currency forwards	7.6	—	7.6	—
Commodity swaps and options	69.0	—	69.0	—
Total	$116.6	$—	$116.6	$—
As of March 31, 2023 and December 31, 2022, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2023 were all included in Level 2.

Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, and our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of March 31, 2023
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$15.6	Other liabilities	$—
Foreign currency forwards	$218.2	Other current assets	5.3	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	1.2	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$22.1		$(0.2)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$636.7	Other current assets	$50.6	Accounts payable and other current liabilities	$(25.3)
		Other non-current assets	4.2	Other liabilities	(12.4)
Commodity options(1)	$19.7	Other current assets	1.0	Accounts payable and other current liabilities	(1.0)
Total derivatives not designated as hedging instruments			$55.8		$(38.7)

	As of December 31, 2022
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$40.0	Other liabilities	$—
Foreign currency forwards	$176.6	Other current assets	6.2	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	1.6	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$47.8		$(0.2)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$525.2	Other current assets	$86.1	Accounts payable and other current liabilities	$(14.1)
		Other non-current assets	7.4	Other liabilities	(10.4)
Commodity options(1)	$19.7	Other current assets	0.8	Accounts payable and other current liabilities	(0.8)
Total derivatives not designated as hedging instruments			$94.3		$(25.3)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Three Months Ended March 31, 2023
Forward starting interest rate swaps	$(24.4)	Interest income (expense), net	$(2.5)
Foreign currency forwards	(0.1)	Cost of goods sold	1.5
		Other non-operating income (expense), net	(0.2)
Total	$(24.5)		$(1.2)
Three Months Ended March 31, 2022
Forward starting interest rate swaps	$80.3	Interest income (expense), net	$(0.8)
Foreign currency forwards	(1.5)	Cost of goods sold	(0.3)
		Other non-operating income (expense), net	0.1
Total	$78.8		$(1.0)

The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing) (1)
Three Months Ended March 31, 2023
EUR 800 million notes due 2024	(10.7)	Other non-operating income (expense), net	—
Total	$(10.7)		$—
Three Months Ended March 31, 2022
EUR 800 million notes due 2024	24.2	Other non-operating income (expense), net	—
Total	$24.2		$—

(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three months ended March 31, 2023 and March 31, 2022, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.
As of March 31, 2023, we expect net gains of approximately $1 million (pretax) recorded in AOCI will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of March 31, 2023 is approximately 3 years, as well as those related to our remaining forecasted debt issuances in 2026.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Three Months Ended March 31, 2023
Commodity swaps	Cost of goods sold	(28.5)
Total		$(28.5)
Three Months Ended March 31, 2022
Commodity swaps	Cost of goods sold	238.6
Total		$238.6

9. Income Tax

	Three Months Ended
	March 31, 2023	March 31, 2022
Effective tax rate	28%	21%
The higher effective tax rate for the three months ended March 31, 2023, compared to the prior year was primarily due to an increase in net discrete tax expense. We recognized $7.5 million discrete tax expense in the three months ended March 31, 2023 compared to a $0.9 million discrete tax benefit in the three months ended March 31, 2022.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective for tax years beginning after December 31, 2022. The alternative minimum tax is not expected to impact our financial or cash tax position in 2023. Additionally, the IRA imposes an excise tax of 1% on stock repurchases, effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on our unaudited condensed consolidated balance sheets and was immaterial for the three months ended March 31, 2023.

Based on our current analysis, we do not expect these provisions to have a material impact on our financial statements in the near future. We will continue to evaluate their impact as additional information becomes available.
10. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $79.4 million and $77.0 million as of March 31, 2023 and December 31, 2022, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters unless otherwise noted below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II—Item 8 Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the three months ended March 31, 2023, except as noted below.
Other than those disclosed below, we are also involved in other disputes and legal actions arising in the ordinary course of our business. While it is not feasible to predict or determine the outcome of these proceedings, in our opinion, based on a review with legal counsel, other than as noted, none of these disputes or legal actions are expected to have a material impact on our business, consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters, may arise from time to time that may harm our business.
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company sought treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial began on March 7, 2022. The jury returned a verdict in which it concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. The jury also found that no "willful" trademark infringement had occurred. The trial court subsequently denied Stone Brewing Company’s motion for permanent injunction, motion for disgorgement of profits and motion for treble damages. Judgment was entered on September 8, 2022. Both parties filed post-trial motions, including MCBC USA’s renewed motion for judgment as a matter of law or, in the alternative, a new trial and/or remittitur and Stone Brewing Company’s motion for partial new trial of equitable issues. The court has taken those issues under advisement. Resolution of the remaining post-trial issues could alter or nullify the judgment. At the conclusion of these issues, either or both parties could appeal the case to the applicable federal appellate court. As of March 31, 2023 and December 31, 2022, the Company had a recorded accrued liability of $57.1 million and $56.6 million, respectively, within other liabilities on our unaudited condensed consolidated balance sheets reflecting the best estimate of probable loss in this case based on the judgment plus associated post-judgment interest. However, it is reasonably possible that the estimate of the loss could change in the near term based on the progression of the case, including any potential impact of the resolution of remaining post-trial issues, as well as any appeals process. We will continue to monitor the status of the case and will adjust the accrual in the period in which any significant change occurs which could impact the estimate of the loss for this matter.
In January 2023, MCBC USA received a Notice of Violation / Cease and Desist Order (“Order”) from the Colorado Department of Public Health & Environment’s Water Quality Control Division, alleging certain violations of the Colorado Water Quality Control Act (the “Act”) and the Colorado Discharge Permit related to the Company’s brewery and facilities in Golden, Colorado. The Order alleges MCBC USA failed to comply with permit effluent limitations, failed to properly monitor and report sampling results, and failed to adhere to the permit compliance schedule. Under the Act, the likely maximum monetary penalty is not expected to be significant.

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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2023 and December 31, 2022, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $34.9 million and $33.3 million, respectively. See Note 3, "Investments" for further detail.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we accrued $11.3 million and $7.6 million, in aggregate, as of March 31, 2023 and December 31, 2022, respectively. The maximum potential claims amount remaining for the Kaiser-related purchased tax credits was $69.1 million, based on foreign exchange rates as of March 31, 2023. Our Kaiser liabilities are discussed in further detail within Part II—Item 8 Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the three months ended March 31, 2023.
11. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2022	$(875.2)	$32.2	$(335.1)	$(27.4)	$(1,205.5)
Foreign currency translation adjustments	61.5	—	—	—	61.5
Gain (loss) on net investment hedges	(10.7)	—	—	—	(10.7)
Unrealized gain (loss) on derivative instruments	—	(24.5)	—	—	(24.5)
Reclassification of derivative (gain) loss to income (loss)	—	1.2	—	—	1.2
Reclassification of pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	—	—	(3.8)	—	(3.8)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	2.0	2.0
Tax benefit (expense)	3.1	5.7	0.9	(0.5)	9.2
As of March 31, 2023	$(821.3)	$14.6	$(338.0)	$(25.9)	$(1,170.6)

12. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net.

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In millions)
Restructuring
Employee-related charges(1)	$(0.5)	$(0.3)
Asset abandonment and other restructuring costs	—	(1.0)

Intangible and tangible asset impairments, excluding goodwill(2)	—	(28.6)

Gains and (losses) on other disposals	—	2.3

Other operating income (expense), net	$(0.5)	$(27.6)
(1)See the restructuring section within this footnote for a summary of our restructuring activities.
(2)During the three months ended March 31, 2022, we identified a triggering event related to the Truss joint venture asset group within our Americas segment and recognized an impairment loss of $28.6 million, of which $12.1 million was attributable to the noncontrolling interest. The asset group was measured at fair value primarily using a market approach with Level 3 inputs.
Restructuring Activities
Our restructuring activities include strategic exit activities such as the disposal or wind down of certain brewery locations. We continually evaluate our cost structure and seek opportunities for efficiencies and cost savings as part of ongoing and new initiatives. As such, we may incur additional restructuring related charges or adjustments to previously recorded charges in the future, however, we are unable to estimate the amount of charges at this time.
The accrued restructuring balances as of March 31, 2023 represent expected future cash payments required to satisfy our remaining obligations, the majority of which we expect to be paid in the next 12 months.

	Americas	EMEA&APAC	Total
	(In millions)
As of December 31, 2022	$3.6	$6.4	$10.0
Charges incurred and changes in estimates	—	0.5	0.5
Payments made	(0.9)	(3.1)	(4.0)
Foreign currency and other adjustments	0.1	—	0.1
As of March 31, 2023	$2.8	$3.8	$6.6

	Americas	EMEA&APAC	Total
	(In millions)
As of December 31, 2021	$10.9	$1.5	$12.4
Charges incurred and changes in estimates	0.3	—	0.3
Payments made	(3.1)	(0.3)	(3.4)
Foreign currency and other adjustments	0.1	(0.1)	—
As of March 31, 2022	$8.2	$1.1	$9.3

13. Segment Reporting
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
Summarized Financial Information
Net sales from transactions with one customer of our Americas segment represented approximately $0.2 billion of our consolidated net sales for the three months ended March 31, 2023.
Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment royalties received from, and sales to the EMEA&APAC segment.
The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In millions)
Americas	$1,939.0	$1,836.2
EMEA&APAC	410.1	381.2
Inter-segment net sales eliminations	(2.8)	(2.8)
Consolidated net sales	$2,346.3	$2,214.6

	Three Months Ended
	March 31, 2023	March 31, 2022
	(In millions)
Americas	$233.4	$87.1
EMEA&APAC	(25.4)	(32.2)
Unallocated	(106.1)	118.8
Consolidated income (loss) before income taxes	$101.9	$173.7
The following table presents total assets by segment:

	As of
	March 31, 2023	December 31, 2022
	(In millions)
Americas	$22,207.8	$22,242.7
EMEA&APAC	3,644.7	3,625.6
Consolidated total assets	$25,852.5	$25,868.3

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
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report. Due to the seasonality of our operating results, quarterly financial results are not necessarily indicative of the results that may be achieved for the full year or any other future period.
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
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, RON and RSD.
Items Affecting Reported Results
Items Affecting Consolidated Results of Operations
Cost Inflation
We have been experiencing significant cost inflation, including higher material, conversion and energy costs, which negatively impacted our results of operations for the three months ended March 31, 2023. These impacts were partially driven by the Russian invasion of Ukraine, which commenced in February 2022. While cost inflation has been high in all of our markets, excluding the impact of volume, the impact to COGS on a percentage basis was higher for our EMEA&APAC segment than our Americas segment. In addition, consumers in certain markets in our EMEA&APAC segment continued to be impacted by local inflation leading to a reduction in their discretionary purchases. We expect cost inflation to continue to have a negative impact on our results of operations for the remainder of 2023 and possibly beyond.
To the extent materials, conversion and energy prices continue to increase, and if we are unable to mitigate the impact of supply chain constraints and inflationary pressures through price increases or other measures, our results of operations and financial condition could be materially adversely impacted. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation and sales. If our competitors maintain or substantially lower their prices, we may lose customers or be forced to lower prices to remain competitive. Our profitability may be impacted by prices that do not offset the inflationary pressures, which would negatively impact gross margins. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases or customers may trade down to cheaper alternatives.
We continue to monitor these risks and rely on our risk management hedging program, increased pricing to our customers, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressures.

Items Affecting Americas Segment Results of Operations
Keystone Litigation
During the first quarter of 2022, we accrued a liability of $56.0 million within MG&A expenses related to probable losses as a result of the ongoing Keystone litigation case. During the first quarter of 2023, we accrued $0.5 million in associated interest related to this accrued liability. See Part I. - Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further information.
Impairment of an Asset Group
During the first quarter of 2022, we recognized an impairment loss of $28.6 million related to the Truss joint venture asset group within other operating income (expense), net, of which $12.1 million was attributable to the noncontrolling interest. See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for further information.
Items Affecting EMEA&APAC Segment Results of Operations
Russia-Ukraine Conflict
In February 2022, Russia invaded Ukraine and the conflict is ongoing. As a result, we suspended exports of all our brands to Russia and subsequently terminated the license to produce any of our brands in Russia. While not material to our Company, the Russia-Ukraine conflict negatively impacted our EMEA&APAC segment net sales for the three months ended March 31, 2023 and March 31, 2022. In addition, the Russia-Ukraine conflict has caused a negative impact to the global economy which has impacted our Company, driving further increases to the cost of materials and energy as discussed in more detail above.
India Entity Sale
During the first quarter of 2022, we completed the sale of our non-operating India entity in our EMEA&APAC segment resulting in an insignificant loss on disposal recorded within other operating income (expense), net in the unaudited condensed consolidated statements of operations. The disposal group had previously been classified as held for sale during the fourth quarter of 2021.
Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2023	March 31, 2022	% change
	(In millions, except percentages and per share data)
Net sales	$2,346.3	$2,214.6	5.9%
Cost of goods sold	(1,575.6)	(1,286.8)	22.4%
Gross profit	770.7	927.8	(16.9)%
Marketing, general and administrative expenses	(615.0)	(675.7)	(9.0)%
Other operating income (expense), net	(0.5)	(27.6)	(98.2)%
Equity income (loss)	3.0	(0.1)	N/M
Operating income (loss)	158.2	224.4	(29.5)%
Total non-operating income (expense), net	(56.3)	(50.7)	11.0%
Income (loss) before income taxes	101.9	173.7	(41.3)%
Income tax benefit (expense)	(28.7)	(36.4)	(21.2)%
Net income (loss)	73.2	137.3	(46.7)%
Net (income) loss attributable to noncontrolling interests	(0.7)	14.2	N/M
Net income (loss) attributable to MCBC	$72.5	$151.5	(52.1)%
Net income (loss) attributable to MCBC per diluted share	$0.33	$0.70	(52.9)%

Financial volume in hectoliters	17.006	17.037	(0.2)%

N/M = Not meaningful
Foreign currency impacts on results
During the three months ended March 31, 2023, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Unfavorable impact of $49.7 million (unfavorable impact for EMEA&APAC and Americas of $32.3 million and $17.4 million, respectively).
•Cost of goods sold - Favorable impact of $39.2 million (favorable impact for EMEA&APAC, Americas and Unallocated of $23.2 million, $14.7 million and $1.3 million, respectively).
•MG&A - Favorable impact of $16.7 million (favorable impact for EMEA&APAC and Americas of $9.7 million and $7.0 million, respectively).
•Income (loss) before income taxes - Favorable impact of $6.9 million (favorable impact for Americas, Unallocated and EMEA&APAC of $4.3 million, $1.4 million and $1.2 million, respectively).
The impacts of foreign currency movements on our consolidated USD results described above for the three months ended March 31, 2023 were primarily due to the strength of the USD as compared to the GBP and CAD.
Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. We calculate the impact of foreign exchange by translating our current period local currency results at the average exchange rates used to translate the financial statements in the comparable prior year period during the respective period throughout the year and comparing that amount with the reported amount for the period. The impact of transactional foreign currency gains and losses is recorded within other non-operating income (expense), net in our unaudited condensed consolidated statements of operations.
Volume
Financial volume represents owned or actively managed brands sold to unrelated external customers within our geographic markets (net of returns and allowances), as well as contract brewing, wholesale/factored non-owned volume and company-owned distribution volume. This metric is presented on an STW basis to reflect the sales from our operations to our direct customers, generally distributors. We believe this metric is important and useful for investors and management because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. This metric excludes royalty volume, which consists of our brands produced and sold under various license and contract brewing agreements. Factored volume in our EMEA&APAC segment is the distribution of beer, wine, spirits and other products owned and produced by other companies to the on-premise channel, which is a common arrangement in the U.K.
We also utilize net sales per hectoliter and cost of goods sold per hectoliter, as well as the year over year changes in such metrics, as key metrics for analyzing our results. These metrics are calculated as net sales and cost of goods sold, respectively, per our consolidated statements of operations divided by financial volume for the respective period. We believe these metrics are important and useful for investors and management because they provide an indication of the trends in pricing and sales mix on our net sales and the trends of sales mix and other cost impacts such as inflation on our cost of goods sold.
Net Sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the three months ended March 31, 2023 compared to March 31, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(0.2)%	8.4%	(2.3)%	5.9%
Consolidated net sales per hectoliter	N/A	8.4%	(2.3)%	6.1%

Net sales increased 5.9% for the three months ended March 31, 2023, compared to prior year, driven by favorable price and sales mix partially offset by a slight decline in financial volume and unfavorable currency impacts.
Financial volumes decreased 0.2% for the three months ended March 31, 2023, compared to prior year, primarily due to lower volumes in the Americas segment, partially offset by an increase in EMEA&APAC financial volumes.

Price and sales mix favorably impacted net sales and net sales per hectoliter by 8.4% primarily due to increased net pricing to customers including the rollover benefit of taking several price increases in the previous year as well as favorable sales mix driven by premiumization and geographic mix.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Cost of goods sold
Cost of goods sold increased 22.4% for the three months ended March 31, 2023, compared to prior year, primarily due to higher cost of goods sold per hectoliter partially offset by favorable currency impacts. Cost of goods sold per hectoliter increased 22.7% for the three months ended March 31, 2023 compared to prior year, including the favorable impact of currency of 3.0%, primarily due to changes to our unrealized mark-to-market commodity positions driving more than two-thirds of the increase, cost inflation related to materials, conversion and energy costs and mix impacts due to portfolio premiumization, partially offset by our cost savings initiatives.
Marketing, general and administrative expenses
MG&A expenses decreased 9.0% for the three months ended March 31, 2023 compared to prior year, primarily due to cycling the recording of a $56.0 million accrued liability related to potential losses as a result of the ongoing Keystone litigation case.
Other operating income (expense), net
See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net increased 11.0% for the three months ended March 31, 2023, compared to prior year, primarily due to higher pension and OPEB non-service cost, partially offset by lower interest expense driven by the repayment of debt as a result of our continued deleveraging actions.
Income taxes benefit (expense)

	Three Months Ended
	March 31, 2023	March 31, 2022
Effective tax rate	28%	21%
The higher effective tax rate for the three months ended March 31, 2023, compared to prior year is primarily due to an increase in net discrete tax expense. We recognized $7.5 million discrete tax expense in the three months ended March 31, 2023 compared to $0.9 million discrete tax benefit in the prior year.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective for tax years beginning after December 31, 2022. The alternative minimum tax is not expected to impact our financial or cash tax position in 2023. Additionally, the IRA imposes an excise tax of 1% on stock repurchases, effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on our unaudited condensed consolidated balance sheets and was immaterial for the period ended March 31, 2023. Based on our current analysis, we do not expect these provisions to have a material impact on our financial statements in the near future. We will continue to evaluate their impact as additional information becomes available.
Refer to Part I.—Item 1. Financial Statements, Note 9, "Income Tax" for discussion regarding our effective tax rate.

Segment Results of Operations
Americas Segment

	Three Months Ended
	March 31, 2023	March 31, 2022	% change
	(In millions, except percentages)
Net sales(1)	$1,939.0	$1,836.2	5.6%
Income (loss) before income taxes	$233.4	$87.1	168.0%

Financial volume in hectoliters(2)	12.936	12.999	(0.5)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.618 million hectoliters and 0.601 million hectoliters for the three months ended March 31, 2023 and March 31, 2022, respectively.
Net sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the three months ended March 31, 2023 compared to March 31, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(0.5)%	7.0%	(0.9)%	5.6%
Americas net sales per hectoliter	N/A	7.1%	(1.0)%	6.1%
Net sales increased 5.6% for the three months ended March 31, 2023, compared to prior year, driven by favorable price and sales mix partially offset by a slight decline in financial volume and the unfavorable impact of foreign currencies.
Financial volumes decreased 0.5% for the three months ended March 31, 2023, compared to prior year, primarily due to industry softness, lower Latin America financial volumes and lower contract volumes, partially offset by an increase in U.S. domestic shipments to build distributor inventory levels to a stronger position compared to the prior year primarily in our core brands.
Price and sales mix favorably impacted net sales and net sales per hectoliter by 7.0% and 7.1%, respectively, primarily due to increased net pricing to customers including the rollover benefit of several price increases taken in the previous year and favorable sales mix driven by brand mix and geographic mix.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Income (loss) before income taxes
Income before income taxes increased 168.0% for the three months ended March 31, 2023 compared to prior year, primarily due to increased net pricing, lower MG&A expense driven by cycling the recording of a $56.0 million accrued liability related to potential losses as a result of the ongoing Keystone litigation case, the cycling of the non-cash impairment charge taken on our Truss LP joint venture asset group in the prior year and favorable sales mix, partially offset by cost inflation mainly on materials, conversion and energy costs.
EMEA&APAC Segment

	Three Months Ended
	March 31, 2023	March 31, 2022	% change
	(In millions, except percentages)
Net sales(1)	$410.1	$381.2	7.6%
Income (loss) before income taxes	$(25.4)	$(32.2)	21.1%

Financial volume in hectoliters(2)	4.071	4.039	0.8%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.

(2)Excludes royalty volume of 0.156 million hectoliters and 0.319 million hectoliters for the three months ended March 31, 2023 and March 31, 2022, respectively.
Net sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the three months ended March 31, 2023 compared to March 31, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	0.8%	15.3%	(8.5)%	7.6%
EMEA&APAC net sales per hectoliter	N/A	15.1%	(8.4)%	6.7%
Net sales increased 7.6% for the three months ended March 31, 2023, compared to prior year, mainly driven by favorable price and sales mix and an increase in financial volume, partially offset by unfavorable foreign currency impacts.
Financial volumes increased 0.8% for the three months ended March 31, 2023, compared to prior year, primarily due to above premium volumes in the U.K. and higher factored volumes, partially offset by inflationary pressures impacting Central and Eastern European consumers' discretionary purchases.
Price and sales mix favorably impacted net sales and net sales per hectoliter by 15.3% and 15.1%, respectively, primarily due to increased net pricing to customers including the rollover benefits from price increases taken in the previous year as well as favorable sales mix driven by premiumization and geographic mix.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Income (loss) before income taxes
Loss before income taxes improved 21.1% for the three months ended March 31, 2023, compared to the prior year, primarily due to increased net pricing to customers, favorable sales mix and higher financial volumes, partially offset by cost inflation on materials, transportation and energy, as well as higher MG&A spend. Higher MG&A spend was primarily due to cost inflation.
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

	Three Months Ended
	March 31, 2023	March 31, 2022	% change
	(In millions, except percentages)
Cost of goods sold	$(50.7)	$170.8	N/M
Gross profit	(50.7)	170.8	N/M
Operating income (loss)	(50.7)	170.8	N/M
Total non-operating income (expense), net	(55.4)	(52.0)	6.5%
Income (loss) before income taxes	$(106.1)	$118.8	N/M
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the three months ended March 31, 2023 and March 31, 2022, respectively. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 8, "Derivative Instruments and Hedging Activities" for further information.

Total non-operating income (expense), net
Total non-operating expense, net increased 6.5% for the three months ended March 31, 2023 compared to prior year, primarily due to lower pension and OPEB non-service net benefit, partially offset by lower net interest expense. See Part I.—Item 1. Financial Statements, Note 7, "Debt" for further details on our debt instruments.
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
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of March 31, 2023, approximately 80% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. The recent fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions and covenants. We may, therefore, have difficulties timely repatriating cash held outside the U.S., and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II.—Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities of $3.4 million for the three months ended March 31, 2023 increased $122.7 million compared to net cash used of $119.3 million for the three months ended March 31, 2022. The increase in net cash provided by operating activities was primarily due to higher net income adjusted for non-cash add-backs, which includes a $222.1 million change in the add-back related to our unrealized mark-to-market commodity positions, as well as the favorable timing of working capital in the Americas.
Cash Flows from Investing Activities
Net cash used in investing activities of $177.4 million for the three months ended March 31, 2023 decreased $48.8 million compared to net cash used of $226.2 million for the three months ended March 31, 2022. The decrease in net cash used in investing activities was primarily due to lower capital expenditures as a result of the timing of capital projects.
Cash Flows from Financing Activities
Net cash used in financing activities of $102.5 million for the three months ended March 31, 2023 increased $175.0 million compared to net cash provided by financing activities of $72.5 million for the three months ended March 31, 2022. The increase in net cash used in financing activities was primarily due to higher prior year borrowings under our commercial program as well as higher dividend payments in the current year.

Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of March 31, 2023, we had total cash and cash equivalents of $328.2 million, compared to $600.0 million as of December 31, 2022 and $358.7 million as of March 31, 2022. The decrease in cash and cash equivalents from December 31, 2022 was primarily due to capital expenditures, dividend payments and Class B common stock share repurchases. The decrease in cash and cash equivalents from March 31, 2022 was primarily due to net debt repayments, including the repayment of our $500 million 3.5% USD notes which matured in May 2022 and the repayment of our revolving credit facilities and commercial paper, capital expenditures, dividend payments and Class B common stock share repurchases, partially offset by net cash provided by operating activities.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. As of March 31, 2023, we had $1.5 billion available to draw on our $1.5 billion revolving credit facility. The borrowing capacity is reduced by borrowings under our commercial paper program. As of March 31, 2023, we had no borrowings drawn on this revolving credit facility and no commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended revolving credit facility agreement, was 4.00x as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2023 rank pari-passu.
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for further discussion of our borrowings and available sources of borrowing, including lines of credit.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Material Cash Requirements from Contractual and Other Obligations
There were no material changes to our material cash requirements from contractual and other obligations outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2022, as reported in Part II.— Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Material Cash Requirements from Contractual and Other Obligations" in our Annual Report.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its outstanding 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The issuances of the senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 of our Annual Report on Form 10-K (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.

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
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for details of all debt issued and outstanding as of March 31, 2023.
The following summarized financial information relates to the Obligor Group as of March 31, 2023 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Three Months Ended
March 31, 2023
(in millions)
Net sales, out of which:	$1,901.5
Intercompany sales to non-guarantor subsidiaries	$24.4
Gross profit, out of which:	$658.0
Intercompany net costs from non-guarantor subsidiaries	$(91.4)

Net interest expense third parties	$(57.6)
Intercompany net interest income from non-guarantor subsidiaries	$18.5

Income before income taxes	$164.8
Net income	$111.2

	As of March 31, 2023	As of December 31, 2022
	(in millions)
Total current assets, out of which:	$1,763.5	$1,774.0
Intercompany receivables from non-guarantor subsidiaries	$272.3	$202.6
Total noncurrent assets	$23,125.2	$20,153.6
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$2,959.5	$—

Total current liabilities, out of which:	$2,382.3	$2,441.3
Current portion of long-term debt and short-term borrowings	$372.7	$371.7
Intercompany payables due to non-guarantor subsidiaries	$118.9	$96.8
Total noncurrent liabilities, out of which:	$12,050.5	$9,055.9
Long-term debt	$6,114.6	$6,102.5
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$3,263.1	$310.9

Capital Expenditures
We incurred $149.0 million, and paid $181.4 million, for capital improvement projects worldwide in the three months ended March 31, 2023, excluding capital spending by equity method joint ventures, representing a decrease of $29.8 million from the $178.8 million of capital expenditures incurred in the three months ended March 31, 2022. This decrease was primarily due to the timing of capital projects. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8 Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of March 31, 2023, we did not have any other material off-balance sheet arrangements.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the three months ended March 31, 2023. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I.—Item 1. Financial Statements, Note 5, "Goodwill and Intangible Assets" for discussion of the results of our 2022 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no significant change to the nature and type of our market risks. See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2022. During the three months ended March 31, 2023, our market risk sensitive instruments fluctuated as a result of changes in interest rates, currency exchange rates and commodity prices.
Interest Rate Risk
The following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2023 and December 31, 2022, respectively. See Part I - Item 1. Financial Statements, Note 7. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 1% Adverse Change
(in millions)	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022
USD denominated fixed rate debt	$4,900.0	$4,900.0	$(4,399.7)	$(4,295.9)	$(218.0)	$(223.4)
Foreign currency denominated fixed rate debt	$1,606.9	$1,594.2	$(1,570.2)	$(1,557.4)	$(10.1)	$(11.1)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$15.6	$40.0	$(79.1)	$(73.8)

Foreign Exchange Risk
The following table includes details of our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of the foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2023 and December 31, 2022.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022
Foreign currency denominated fixed rate debt	$1,606.9	$1,594.2	$(1,570.2)	$(1,557.4)	$(145.2)	$(142.6)
Foreign currency forwards	$218.2	$176.6	$6.3	$7.6	$(22.7)	$(18.3)
Commodity Price Risk
The following table includes details of our commodity swaps and options used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2023 and December 31, 2022.

	Notional amounts		Fair Value Asset/(Liability)		Effect of 10% Adverse Change
(in millions)	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022	As of March 31, 2023	As of December 31, 2022
Swaps	$636.7	$525.2	$17.1	$69.0	$(61.5)	$(55.8)
Options	$19.7	$19.7	$—	$—	$—	$—
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Litigation and other disputes
For information regarding litigation, other disputes and environmental and regulatory proceedings see Part I—Item 1. Financial Statements, Note 10, "Commitments and Contingencies."

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I.—Item 1A. "Risk Factors" in our Annual Report, which could materially affect our business, financial condition and/or future results. There have been no material changes to the risk factors contained in our Annual Report. The risks described in our Annual Report and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
January 1, 2023 through January 31, 2023	—	$—	—	$148,578,003
February 1, 2023 through February 28, 2023	—	$—	—	$148,578,003
March 1, 2023 through March 31, 2023	275,000	$52.93	275,000	$134,021,016
Total	275,000	$52.93	275,000	$134,021,016
(1)On February 17, 2022, our Company's Board of Directors ("the Board") approved a share repurchase program to repurchase up to an aggregate of $200 million, excluding brokerage commissions and excise taxes, of our Company's Class B common stock through March 31, 2026, with the program primarily intended to offset annual employee equity award grants. The number, price, structure and timing of the repurchases, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Class B common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
The following are filed, furnished or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibit

Exhibit Number	Document Description
10.1
Offer Letter, dated February 23, 2023, by and between Molson Coors Beverage Company and Michelle St. Jacques (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 28, 2023).

10.2+	Directors Service Agreement, dated January 1, 2022, by and between Zagrebačka Pivovara d.o.o. and Sergii Ieskov.
10.3+	Offer Letter, dated November 12, 2021, by and between Molson Coors Beverage Company and Anne-Marie D’Angelo.
10.4
Consulting Agreement, dated April 6, 2023, by and between Molson Coors Beverage Company and Anne-Marie D’Angelo (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 6, 2023).

10.5
General Waiver and Release Agreement, dated April 6, 2023, by and between Molson Coors Beverage Company and Anne-Marie D’Angelo (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 6, 2023).

10.6+	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2023.
31.1+	Section 302 Certification of Chief Executive Officer.
31.2+	Section 302 Certification of Chief Financial Officer.
32++	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH+	XBRL Taxonomy Extension Schema Document.*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements and (vii) document and entity information.
+	Filed herewith.
++	Furnished herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) May 2, 2023