Form 10-Q
period 2023-09-30
MOLSON COORS BEVERAGE CO
filed 2023-11-02
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2023:
Class A Common Stock — 2,600,910 shares
Class B Common Stock — 200,955,118 shares
Exchangeable shares:
As of October 26, 2023, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,678,963 shares
Class B Exchangeable shares — 9,462,866 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Sales	$3,905.6	$3,517.4	$10,551.5	$9,662.1
Excise taxes	(607.2)	(582.2)	(1,640.2)	(1,590.6)
Net sales	3,298.4	2,935.2	8,911.3	8,071.5
Cost of goods sold	(1,952.2)	(1,951.5)	(5,575.5)	(5,340.0)
Gross profit	1,346.2	983.7	3,335.8	2,731.5
Marketing, general and administrative expenses	(746.8)	(660.0)	(2,096.7)	(2,043.3)
Other operating income (expense), net	(12.7)	5.3	(13.0)	(22.9)
Equity income (loss)	5.5	1.1	12.8	3.7
Operating income (loss)	592.2	330.1	1,238.9	669.0
Interest income (expense), net	(48.8)	(58.7)	(162.5)	(188.6)
Other pension and postretirement benefits (costs), net	2.5	14.8	7.7	35.7
Other non-operating income (expense), net	(1.9)	(13.2)	2.9	(14.5)
Income (loss) before income taxes	544.0	273.0	1,087.0	501.6
Income tax benefit (expense)	(112.4)	(54.9)	(236.1)	(98.3)
Net income (loss)	431.6	218.1	850.9	403.3
Net (income) loss attributable to noncontrolling interests	(0.9)	(1.7)	(5.3)	11.9
Net income (loss) attributable to Molson Coors Beverage Company	$430.7	$216.4	$845.6	$415.2

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$1.99	$1.00	$3.91	$1.91
Diluted	$1.98	$0.99	$3.89	$1.91

Weighted-average shares outstanding
Basic	216.1	216.8	216.3	217.0
Dilutive effect of share-based awards	1.5	0.8	1.3	0.7
Diluted	217.6	217.6	217.6	217.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss) including noncontrolling interests	$431.6	$218.1	$850.9	$403.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(152.6)	(317.2)	(25.1)	(536.3)
Reclassification of cumulative translation adjustment	(0.7)	—	(0.7)	12.1
Unrealized gain (loss) on derivative instruments	50.0	29.7	38.5	154.1
Reclassification of derivative (gain) loss to income (loss)	—	0.6	1.0	9.7
Net change in pension and other postretirement benefit assets and liabilities	—	(43.9)	—	(43.9)
Pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	(2.8)	(5.0)	(8.5)	(6.8)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.2	0.3	1.8	10.6
Total other comprehensive income (loss), net of tax	(105.9)	(335.5)	7.0	(400.5)
Comprehensive income (loss)	325.7	(117.4)	857.9	2.8
Comprehensive (income) loss attributable to noncontrolling interests	(0.2)	0.3	(5.4)	15.9
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$325.5	$(117.1)	$852.5	$18.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$801.7	$600.0
Trade receivables, less allowance for doubtful accounts of $12.2 and $13.2, respectively	918.7	739.8
Other receivables, net	161.7	126.4
Inventories, net	852.6	792.9
Other current assets, net	353.1	378.9
Total current assets	3,087.8	2,638.0
Properties, net	4,268.2	4,222.8
Goodwill	5,320.8	5,291.9
Other intangibles, net	12,712.2	12,800.1
Other assets	1,179.4	915.5
Total assets	$26,568.4	$25,868.3
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$3,358.9	$2,978.3
Current portion of long-term debt and short-term borrowings	878.8	397.1
Total current liabilities	4,237.7	3,375.4
Long-term debt	5,301.1	6,165.2
Pension and postretirement benefits	463.0	473.3
Deferred tax liabilities	2,706.8	2,646.4
Other liabilities	371.8	292.8
Total liabilities	13,080.4	12,953.1
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	28.2	—
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 212.4 shares and 210.5 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	100.8	102.2
Class B exchangeable shares, no par value (issued and outstanding: 9.5 shares and 11.0 shares, respectively)	356.0	413.3
Paid-in capital	7,099.8	7,006.4
Retained earnings	7,470.0	6,894.1
Accumulated other comprehensive income (loss)	(1,198.6)	(1,205.5)
Class B common stock held in treasury at cost (11.4 shares and 10.5 shares, respectively)	(584.1)	(522.9)
Total Molson Coors Beverage Company stockholders' equity	13,246.0	12,689.7
Noncontrolling interests	213.8	225.5
Total equity	13,459.8	12,915.2
Total liabilities and equity	$26,568.4	$25,868.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$850.9	$403.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	508.6	515.6
Amortization of debt issuance costs and discounts	4.4	6.2
Share-based compensation	34.1	25.7
(Gain) loss on sale or impairment of properties and other assets, net	8.2	16.8
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	84.6	217.7
Equity (income) loss	(12.8)	(3.7)
Income tax (benefit) expense	236.1	98.3
Income tax (paid) received	(170.1)	(71.2)
Interest expense, excluding amortization of debt issuance costs and discounts	174.0	185.0
Interest paid	(201.5)	(211.5)
Change in current assets and liabilities and other	88.0	(64.7)
Net cash provided by (used in) operating activities	1,604.5	1,117.5
Cash flows from investing activities
Additions to properties	(494.1)	(530.7)
Proceeds from sales of properties and other assets	7.3	22.1
Acquisition of business, net of cash acquired	(63.9)	—
Other	(117.8)	3.7
Net cash provided by (used in) investing activities	(668.5)	(504.9)
Cash flows from financing activities
Exercise of stock options under equity compensation plans	7.7	2.5
Dividends paid	(266.7)	(247.1)
Payments for purchases of treasury stock	(60.9)	(38.8)
Payments on debt and borrowings	(402.9)	(507.3)
Proceeds on debt and borrowings	7.0	7.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	121.1
Other	(12.8)	(10.2)
Net cash provided by (used in) financing activities	(728.6)	(672.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.7)	(52.0)
Net increase (decrease) in cash and cash equivalents	201.7	(112.2)
Balance at beginning of year	600.0	637.4
Balance at end of period	$801.7	$525.2

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of June 30, 2022	$13,602.8	$—	$2.1	$102.2	$417.2	$6,984.1	$7,433.8	$(1,069.0)	$(497.6)	$230.0
Shares issued under equity compensation plan	1.0	—	—	—	—	1.0	—	—	—	—
Amortization of share-based compensation	8.8	—	—	—	—	8.8	—	—	—	—
Purchase of noncontrolling interest	0.1	—	—	—	—	0.2	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	218.1	—	—	—	—	—	216.4	—	—	1.7
Other comprehensive income (loss), net of tax	(335.5)	—	—	—	—	—	—	(333.5)	—	(2.0)
Share repurchase program	(12.6)	—	—	—	—	—	—	—	(12.6)	—
Contributions from noncontrolling interests	0.8	—	—	—	—	—	—	—	—	0.8
Distributions and dividends to noncontrolling interests	(4.2)	—	—	—	—	—	—	—	—	(4.2)
Dividends declared	(82.8)	—	—	—	—	—	(82.8)	—	—	—
As of September 30, 2022	$13,396.5	$—	$2.1	$102.2	$417.2	$6,994.1	$7,567.4	$(1,402.5)	$(510.2)	$226.2

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of June 30, 2023	$13,256.9	$—	$2.1	$102.2	$380.7	$7,059.5	$7,129.3	$(1,093.4)	$(549.6)	$226.1
Exchange of shares	—	—	—	(1.4)	(24.7)	26.1	—	—	—	—
Shares issued under equity compensation plan	0.4	—	—	—	—	0.4	—	—	—	—
Amortization of share-based compensation	13.8	—	—	—	—	13.8	—	—	—	—
Deconsolidation of VIE	(8.8)	—	—	—	—	—	—	—	—	(8.8)
Net income (loss) including noncontrolling interests	431.9	—	—	—	—	—	430.7	—	—	1.2
Other comprehensive income (loss), net of tax	(105.9)	—	—	—	—	—	—	(105.2)	—	(0.7)
Share repurchase program	(34.5)	—	—	—	—	—	—	—	(34.5)	—
Distributions and dividends to noncontrolling interests	(4.0)	—	—	—	—	—	—	—	—	(4.0)
Dividends declared	(90.0)	—	—	—	—	—	(90.0)	—	—	—
As of September 30, 2023	$13,459.8	$—	$2.1	$100.8	$356.0	$7,099.8	$7,470.0	$(1,198.6)	$(584.1)	$213.8

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2021	$13,664.1	$—	$2.1	$102.2	$417.8	$6,970.9	$7,401.5	$(1,006.0)	$(471.4)	$247.0
Exchange of shares	—	—	—	—	(0.6)	0.6	—	—	—	—
Shares issued under equity compensation plan	(3.4)	—	—	—	—	(3.4)	—	—	—	—
Amortization of share-based compensation	25.7	—	—	—	—	25.7	—	—	—	—
Purchase of noncontrolling interest	(1.4)	—	—	—	—	0.3	—	—	—	(1.7)
Net income (loss) including noncontrolling interests	403.3	—	—	—	—	—	415.2	—	—	(11.9)
Other comprehensive income (loss), net of tax	(400.5)	—	—	—	—	—	—	(396.5)	—	(4.0)
Share repurchase program	(38.8)	—	—	—	—	—	—	—	(38.8)	—
Contributions from noncontrolling interests	8.1	—	—	—	—	—	—	—	—	8.1
Distributions and dividends to noncontrolling interests	(11.3)	—	—	—	—	—	—	—	—	(11.3)
Dividends declared	(249.3)	—	—	—	—	—	(249.3)	—	—	—
As of September 30, 2022	$13,396.5	$—	$2.1	$102.2	$417.2	$6,994.1	$7,567.4	$(1,402.5)	$(510.2)	$226.2

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2022	$12,915.2	$—	$2.1	$102.2	$413.3	$7,006.4	$6,894.1	$(1,205.5)	$(522.9)	$225.5
Exchange of shares	—	—	—	(1.4)	(57.3)	58.7	—	—	—	—
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	34.1	—	—	—	—	34.1	—	—	—	—
Deconsolidation of VIE	(8.8)	—	—	—	—	—	—	—	—	(8.8)
Net income (loss) including noncontrolling interests	851.2	—	—	—	—	—	845.6	—	—	5.6
Other comprehensive income (loss), net of tax	7.0	—	—	—	—	—	—	6.9	—	0.1
Share repurchase program	(61.2)	—	—	—	—	—	—	—	(61.2)	—
Contributions from noncontrolling interests	2.4	—	—	—	—	—	—	—	—	2.4
Distributions and dividends to noncontrolling interests	(11.0)	—	—	—	—	—	—	—	—	(11.0)
Dividends declared	(269.7)	—	—	—	—	—	(269.7)	—	—	—
As of September 30, 2023	$13,459.8	$—	$2.1	$100.8	$356.0	$7,099.8	$7,470.0	$(1,198.6)	$(584.1)	$213.8

(1) All activity included in the noncontrolling interests column of the condensed consolidated statements of stockholder's equity and noncontrolling interests excludes activity from our redeemable noncontrolling interest.

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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Cost Inflation
We have continued to incur significant cost inflation, including materials and manufacturing expenses, which negatively impacted our results of operations for the three and nine months ended September 30, 2023, although we have experienced some moderation in the recent period. While cost inflation has been high in all of our markets, the impact to COGS on a percentage basis was higher for our EMEA&APAC segment than our Americas segment. In addition, consumers in certain markets in our EMEA&APAC segment continued to be impacted by local inflation leading to a reduction in their discretionary purchases.
To the extent materials and manufacturing prices continue to fluctuate, our business and financial results could continue to be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program, increased pricing to our customers, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressures. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation and sales. If our competitors maintain or substantially lower their prices, we may lose customers or be forced to lower prices to remain competitive. Our profitability may be impacted by prices that do not offset the inflationary pressures, which would negatively impact gross margins. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases or customers may trade down to cheaper alternatives.
Anti-Dilutive Securities
Anti-dilutive securities excluded from the computation of diluted EPS were 0.3 million and 0.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and 0.6 million and 0.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
Dividends
On July 13, 2023, our Company's Board of Directors declared a third quarter cash dividend of $0.41 per share, paid on September 15, 2023, to shareholders of Class A and Class B common stock of record on September 1, 2023. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.53 per share.

During the nine months ended September 30, 2023, dividends declared to eligible shareholders were $1.23 per share, with the CAD equivalent equal to CAD 1.63 per share. Dividends declared to eligible shareholders were $0.38 per share, with the CAD equivalent equal to CAD 0.49 per share, and $1.14 per share, with the CAD equivalent equal to CAD 1.45 per share, during the three and nine months ended September 30, 2022, respectively.
Share Repurchase Program
During the first quarter of 2022, our Company's Board of Directors approved a share repurchase program up to an aggregate of $200 million of our Company's Class B common stock through March 31, 2026, with the program primarily intended to offset annual employee equity award grants.
The following table presents the shares repurchased under the share repurchase program, excluding excise taxes, for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Shares repurchased	505,000	230,000	980,000	740,000
Weighted average price, including brokerage commissions	$67.67	$54.50	$62.10	$52.36
Aggregate value (in millions)	$34.2	$12.6	$60.9	$38.8
On September 29, 2023, our Company's Board of Directors approved a new share repurchase program authorizing the repurchase of up to an aggregate of $2.0 billion of our Class B common stock excluding brokerage commissions, with an expected program term of five years. This repurchase program replaces and supersedes any repurchase program previously approved by the Board, including the program approved during the first quarter of 2022. The number, price, structure and timing of the repurchases under the new program, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Company's Class B common stock. The Board may suspend, modify or terminate the new repurchase program at any time without prior notice.
Non-Cash Activity
Non-cash investing activities include movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $168.6 million and $149.8 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. In addition, we had non-cash activities related to certain issuances of share-based awards.
During the first quarter of 2022, we recorded a non-cash transaction related to the establishment of an accrued liability of $56.0 million as the best estimate of the probable loss in the Keystone litigation case based on the jury verdict. During the nine months ended September 30, 2023, we recorded a non-cash transaction of $1.5 million in accrued interest associated with this accrued liability. See Note 10, "Commitments and Contingencies" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 6, "Leases," there was no other significant non-cash activity during the nine months ended September 30, 2023 and September 30, 2022, respectively.
Share-Based Compensation
During the nine months ended September 30, 2023 and September 30, 2022, we granted stock options, RSUs and PSUs to certain officers and other eligible employees. We recognized share-based compensation expense of $13.8 million and $8.8 million during the three months ended September 30, 2023 and September 30, 2022, respectively, and $34.1 million and $25.7 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. ("Citi" or "the bank"), with $145.7 million and $135.2 million confirmed as valid and outstanding as of September 30, 2023 and December 31, 2022, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets. Under the program, we agree to pay the bank the stated amount of confirmed invoices from our designated suppliers on the original maturity dates of the invoices. We have no involvement in establishing the terms or conditions of the arrangement between the suppliers and the bank and do not participate in such transactions. Either Citi or us may terminate the agreement upon at least 30 days written notice. We do not provide secured legal assets or other forms of guarantees under the arrangement. Our current payment terms with the majority of the suppliers participating in the supplier finance program generally range from 60 to 120 days, which we deem to be commercially reasonable.
Acquisition
On August 7, 2023, we acquired a 75% equity interest in Blue Run Spirits, Inc. (“Blue Run”), a U.S. based high end whiskey business, for a purchase price of $78 million (subject to adjustment for net working capital), which included cash paid of $65 million. The acquisition is aligned with our strategy to expand beyond the beer aisle and enhance our presence in the spirits category.
The acquisition was accounted for as a business combination, with $88 million of consideration preliminarily allocated to a definite-lived brand intangible asset to be amortized over a 15-year period and the remainder primarily allocated to other working capital balances and goodwill for the amount in excess of net identifiable assets acquired. A noncontrolling interest was recognized at fair value based on a Monte Carlo simulation model and is recorded as redeemable noncontrolling interest in the unaudited condensed consolidated balance sheets based on the contractual terms of the agreement. Pro forma results of operations have not been presented as the impact is not material to our results of operation or financial position.
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

Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), Rocky Mountain Metal Container ("RMMC"), and Rocky Mountain Bottle Company ("RMBC"), as well as other immaterial entities. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI"), Brewers Distributor Ltd. ("BDL") and The Yuengling Company LLC ("TYC"), as well as other immaterial investments.
On August 3, 2023, we sold our 57.5% controlling interest in Truss LP ("Truss") in Canada to Tilray Brands for an immaterial amount and recognized a loss of $11.1 million within other operating income (expense), net in our unaudited condensed consolidated statements of operations upon deconsolidation of the business. Earlier in the year, on June 22, 2023, HEXO Corp, our joint venture partner in Truss, was acquired by Tilray Brands and this transaction had no impact on Molson Coors' ownership in the joint venture or on our consolidated results. Prior to the sale of our controlling interest, Truss was recorded as a consolidated VIE in comparative periods presented.
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we had a guarantee liability of $32.9 million and $33.3 million recorded as of September 30, 2023 and December 31, 2022, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The carrying value of the guarantee liability equals fair value, which considers an adjustment for our own non-performance risk and is considered a Level 2 measurement. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
ZOA Energy, LLC
During the third quarter of 2023, we increased our investment in ZOA Energy, LLC (“ZOA”), an energy drink company operating in the U.S. and Canada, bringing our ownership interest to 40%, on a fully diluted basis. This increase in ownership resulted in the transition of accounting for our investment from the fair value method under ASC 321 to equity method investment accounting under ASC 323 on a prospective basis and the cash outflow associated with the investment is reflected within Other in the Investing activities section of the unaudited condensed consolidated statement of cash flows. Subsequent to the investment, the carrying value of our recorded ownership investment exceeds our ratable portion of underlying equity in the net assets of ZOA, and this basis difference has been fully allocated to equity method goodwill. Under our agreement, we hold an option to purchase incremental shares to increase our ownership to over 50% starting in September 2024 for a 90-day period, thereafter.
In addition to our investment, we have an agreement to distribute ZOA’s products in the U.S. ZOA affiliates accounts payable was not material as of September 30, 2023.
Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	September 30, 2023		December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$250.3	$20.4	$228.2	$21.2
Other	$5.2	$3.0	$43.3	$16.1

4. Inventories

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Finished goods	$296.3	$269.1
Work in process	100.9	71.9
Raw materials	294.7	290.4
Packaging materials	160.7	161.5
Inventories, net	$852.6	$792.9
5. Goodwill and Intangible Assets
Goodwill
The changes in the gross carrying value of goodwill and accumulated impairment losses are presented in the table below by segment.

	Americas	EMEA&APAC(1)	Consolidated
	(In millions)
Gross carrying value of goodwill	$6,790.4	$1,387.6	$8,178.0
Accumulated impairment losses	(1,498.5)	(1,387.6)	(2,886.1)
Balance as of December 31, 2022	$5,291.9	$—	$5,291.9

Acquisition (2)	29.3	—	29.3
Foreign currency translation, net	(0.4)	—	(0.4)

Gross carrying value of goodwill	6,818.2	1,384.7	8,202.9
Accumulated impairment losses	(1,497.4)	(1,384.7)	(2,882.1)
Balance as of September 30, 2023	$5,320.8	$—	$5,320.8
(1)The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020. Subsequent changes in the gross carrying value of goodwill and accumulated impairment loss balances are due to fluctuations in foreign currency exchange rates, which are presented net in the table above.
(2)Goodwill acquired in the Americas was related to the Blue Run acquisition as discussed above in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The goodwill acquired is not deductible for tax purposes.
Subsequent to taking a partial impairment as a result of the annual impairment test performed as of October 1, 2022, the Americas reporting unit goodwill balance was considered at risk of future impairment. The remaining goodwill is at risk in the event of significant unfavorable changes in assumptions including the forecasted future cash flows, terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flows analysis. We continue to build on the strength of our iconic core brands, increase our above premium portfolio and expand beyond the beer aisle. While progress has been made on this strategy, including the increasing proportion of our above premium portfolio over the last several years and the strengthening of our core brands, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. In addition, the growth targets factored in current expectations of the beer industry environment and broader macroeconomic conditions such as cost inflation for certain inputs, which could continue to put pressure on achieving key margin and cash flow projections into the future. Additionally, the fair value determinations are sensitive to further macroeconomic conditions, including the ongoing impacts of cost inflation, further increases to interest rates and other external industry factors impacting our business.
We determined that there was no triggering event that occurred during the nine months ended September 30, 2023 that would indicate the carrying value of our goodwill was greater than its fair value. Our annual impairment test as of October 1, 2023 is currently in progress, and we have not yet finalized our results. For all of the reasons described in the preceding paragraph, our goodwill balance continues to be at risk of future impairment.

Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of September 30, 2023:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,934.9	$(1,561.1)	$3,373.8
License agreements and distribution rights	10 - 20	201.9	(113.5)	88.4
Other	5 - 40	84.6	(25.2)	59.4
Intangible assets not subject to amortization
Brands	Indefinite	8,137.9	—	8,137.9
Distribution networks	Indefinite	745.1	—	745.1
Other	Indefinite	307.6	—	307.6
Total		$14,412.0	$(1,699.8)	$12,712.2
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2022:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,861.1	$(1,416.7)	$3,444.4
License agreements and distribution rights	15 - 20	200.0	(108.0)	92.0
Other	5 - 40	88.8	(27.7)	61.1
Intangible assets not subject to amortization
Brands	Indefinite	8,148.6	—	8,148.6
Distribution networks	Indefinite	746.4	—	746.4
Other	Indefinite	307.6	—	307.6
Total		$14,352.5	$(1,552.4)	$12,800.1
The changes in the gross carrying amounts of intangible assets from December 31, 2022 to September 30, 2023 are primarily driven by the acquired brand intangible asset related to Blue Run, and the impact of foreign exchange rates, as a significant amount of intangible assets are denominated in foreign currencies.
Based on foreign exchange rates as of September 30, 2023, the estimated future amortization expense of intangible assets is as follows:

Fiscal year	Amount
(In millions)
2023 - remaining	$52.4
2024	$208.4
2025	$208.4
2026	$189.9
2027	$125.5
Amortization expense of intangible assets was $52.4 million and $51.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $154.9 million and $157.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. This expense was presented within MG&A expenses in our unaudited condensed consolidated statements of operations.
As of the date of our annual impairment test of indefinite-lived intangible assets, performed as of October 1, 2022, the fair value of all indefinite-lived brands exceeded their respective carrying values by over 15%.

No triggering events occurred during the nine months ended September 30, 2023 that would indicate the carrying value of our indefinite-lived or definite-lived intangible assets were greater than their fair value.
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
6. Leases
Supplemental balance sheet information related to leases as of September 30, 2023 and December 31, 2022 was as follows:

		As of
		September 30, 2023	December 31, 2022
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$199.8	$132.7
Current operating lease liabilities	Accounts payable and other current liabilities	$48.1	$44.7
Non-current operating lease liabilities	Other liabilities	162.0	99.3
Total operating lease liabilities		$210.1	$144.0

Finance Leases
Finance lease right-of-use assets	Properties, net	$45.8	$50.2
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$5.0	$5.3
Non-current finance lease liabilities	Long-term debt	47.7	56.2
Total finance lease liabilities		$52.7	$61.5
Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and September 30, 2022 was as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$43.2	$38.9
Operating cash flows from finance leases	$2.8	$2.7
Financing cash flows from finance leases	$3.7	$3.0
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$104.1	$40.4
Finance leases	$0.8	$3.7

7. Debt
Debt Obligations

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Long-term debt
CAD 500 million 2.84% notes due July 2023(1)	$—	$368.9
EUR 800 million 1.25% notes due July 2024	845.8	856.4
CAD 500 million 3.44% notes due July 2026	368.3	368.9
$2.0 billion 3.0% notes due July 2026	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046	1,800.0	1,800.0
Finance leases	52.7	61.5
Other	23.2	25.4
Less: unamortized debt discounts and debt issuance costs	(36.5)	(39.7)
Total long-term debt (including current portion)	6,153.5	6,541.4
Less: current portion of long-term debt	(852.4)	(376.2)
Total long-term debt	$5,301.1	$6,165.2

Short-term borrowings(2)	26.4	20.9
Current portion of long-term debt	852.4	376.2
Current portion of long-term debt and short-term borrowings	$878.8	$397.1
(1)We repaid our CAD 500 million 2.84% notes upon maturity on July 15, 2023 using cash on hand.
(2)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of September 30, 2023, we had $21.4 million in bank overdrafts and $121.1 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $99.7 million. As of December 31, 2022, we had $15.9 million in bank overdrafts and $49.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $33.8 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of September 30, 2023 and December 31, 2022. See further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for further discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations using observable market interest and foreign exchange rates. As of September 30, 2023 and December 31, 2022, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $5.4 billion and $5.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
On June 26, 2023, we amended and restated our multi-currency revolving credit facility to, among other things, extend the term through June 26, 2028, and to increase the borrowing capacity to $2.0 billion. This $2.0 billion revolving credit facility amended our pre-existing $1.5 billion revolving credit facility, which was scheduled to mature on July 7, 2024. On September 28, 2023, we amended our commercial paper program, which reduces borrowing capacity under the revolving credit facility, to a maximum borrowing capacity of $2.0 billion to borrow at any time at variable interest rates. The $150.0 million sub-facility available for the issuance of letters of credit remains unchanged.

Concurrent with these transactions, in the second quarter of 2023, we incurred incremental issuance costs of $5.2 million related to the $2.0 billion revolving credit facility, which were recorded within other current assets, net, and other assets on the unaudited condensed consolidated balance sheets and are being amortized over the term of the facility. We use this facility from time to time to fund the repayment of debt upon maturity and for working capital or general purposes.
We had no borrowings drawn on the revolving credit facility and no commercial paper borrowings as of September 30, 2023 and December 31, 2022.
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
Under the amended and restated $2.0 billion revolving credit facility, we may not exceed a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of September 30, 2023, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2023 rank pari-passu.
8. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II.—Item 8. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the nine months ended September 30, 2023. As noted in Part II. - Item 8. Financial Statements, Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since December 31, 2022.
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

The table below summarizes our derivative assets and liabilities that were measured at fair value as of September 30, 2023 and December 31, 2022.

		Fair value measurements as of September 30, 2023
	As of September 30, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Forward starting interest rate swaps	$91.9	$—	$91.9	$—
Foreign currency forwards	5.0	—	5.0	—
Commodity swaps and options	(12.9)	—	(12.9)	—
Total	$84.0	$—	$84.0	$—

		Fair value measurements as of December 31, 2022
	As of December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In millions)
Forward starting interest rate swaps	$40.0	$—	$40.0	$—
Foreign currency forwards	7.6	—	7.6	—
Commodity swaps and options	69.0	—	69.0	—
Total	$116.6	$—	$116.6	$—
As of September 30, 2023 and December 31, 2022, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the nine months ended September 30, 2023 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity in our unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022.
Fair Value of Derivative Instruments in the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of September 30, 2023
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$91.9	Other liabilities	$—
Foreign currency forwards	$215.5	Other current assets	3.9	Accounts payable and other current liabilities	—
		Other non-current assets	1.1	Other liabilities	—
Total derivatives designated as hedging instruments			$96.9		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$608.4	Other current assets	$24.1	Accounts payable and other current liabilities	$(37.3)
		Other non-current assets	5.8	Other liabilities	(5.5)
Total derivatives not designated as hedging instruments			$29.9		$(42.8)

	As of December 31, 2022
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$40.0	Other liabilities	$—
Foreign currency forwards	$176.6	Other current assets	6.2	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	1.6	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$47.8		$(0.2)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$525.2	Other current assets	$86.1	Accounts payable and other current liabilities	$(14.1)
		Other non-current assets	7.4	Other liabilities	(10.4)
Commodity options(1)	$19.7	Other current assets	0.8	Accounts payable and other current liabilities	(0.8)
Total derivatives not designated as hedging instruments			$94.3		$(25.3)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Three Months Ended September 30, 2023
Forward starting interest rate swaps	$62.6	Interest income (expense), net	$(0.8)
Foreign currency forwards	5.1	Cost of goods sold	1.1
		Other non-operating income (expense), net	(0.3)
Total	$67.7		$—
Three Months Ended September 30, 2022
Forward starting interest rate swaps	$28.4	Interest income (expense), net	$(1.0)
Foreign currency forwards	10.9	Cost of goods sold	0.5
		Other non-operating income (expense), net	(0.2)
Total	$39.3		$(0.7)

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Nine Months Ended September 30, 2023
Forward starting interest rate swaps	$51.9	Interest income (expense), net	$(4.3)
Foreign currency forwards	0.3	Cost of goods sold	3.8
		Other non-operating income (expense), net	(0.8)
Total	$52.2		$(1.3)
Nine Months Ended September 30, 2022
Forward starting interest rate swaps	$196.2	Interest income (expense), net	$(13.3)
Foreign currency forwards	14.6	Cost of goods sold	0.2
		Other non-operating income (expense), net	(0.1)
Total	$210.8		$(13.2)

The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing) (1)
Three Months Ended September 30, 2023
EUR 800 million notes due 2024	27.0	Other non-operating income (expense), net	—
Total	$27.0		$—
Three Months Ended September 30, 2022
EUR 800 million notes due 2024	54.5	Other non-operating income (expense), net	—
Total	$54.5		$—

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)(1)
Nine Months Ended September 30, 2023
EUR 800 million notes due 2024	10.7	Other non-operating income (expense), net	—
Total	$10.7		$—
Nine Months Ended September 30, 2022
EUR 800 million notes due 2024	125.4	Other non-operating income (expense), net	—
Total	$125.4		$—
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in other comprehensive income.
The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three and nine months ended September 30, 2023 and September 30, 2022, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.
As of September 30, 2023, we expect net gains of approximately $1 million (pretax) recorded in AOCI will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of September 30, 2023 is approximately 3 years, as well as those related to our remaining forecasted debt issuances in 2026.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Three Months Ended September 30, 2023
Commodity swaps	Cost of goods sold	35.6
Foreign currency forwards	Other non-operating income (expense), net	0.8
Total		$36.4
Three Months Ended September 30, 2022
Commodity swaps	Cost of goods sold	(42.2)
Total		$(42.2)

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
Nine Months Ended September 30, 2023
Commodity swaps	Cost of goods sold	(44.0)
Foreign currency forwards	Other non-operating income (expense), net	2.7
Total		$(41.3)
Nine Months Ended September 30, 2022
Commodity swaps	Cost of goods sold	33.0
Total		$33.0

9. Income Tax

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Effective tax rate	21%	20%	22%	20%
The higher effective tax rate for the three and nine months ended September 30, 2023 compared to the prior year was primarily due to the impact of geographic mix with higher pretax income in higher tax rate jurisdictions, partially offset by the net effect of discrete tax items in the period. We recognized $15.5 million discrete tax benefit in the three months ended September 30, 2023 compared to $5.9 million discrete tax expense in the three months ended September 30, 2022. We recognized $7.6 million discrete tax benefit in the nine months ended September 30, 2023 compared to $2.7 million discrete tax expense in the nine months ended September 30, 2022.
Our tax rate can be volatile and may change with, among other things, the amount and source of pretax income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, could have an impact on our effective tax rate.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into U.S. law. The IRA includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income (“AFSI”) of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective for tax years beginning after December 31, 2022. The alternative minimum tax is not expected to impact our financial or cash tax position in 2023. Additionally, the IRA imposes an excise tax of 1% on stock repurchases, effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on our unaudited condensed consolidated balance sheets and was immaterial for the three and nine months ended September 30, 2023. Based on our current analysis, we do not expect these provisions to have a material impact on our annual financial statements. We will continue to evaluate their impact as additional information becomes available.
10. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $70.4 million and $77.0 million as of September 30, 2023 and December 31, 2022, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters unless otherwise noted below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the nine months ended September 30, 2023, except as noted below.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand has “rebranded” itself as “Stone” and is marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company sought treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial began on March 7, 2022. The jury returned a verdict in which it concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. The jury also found that no "willful" trademark infringement had occurred. The trial court subsequently denied Stone Brewing Company’s motion for permanent injunction, motion for disgorgement of profits and motion for treble damages. Judgment was entered on September 8, 2022. Both parties filed post-trial motions, including MCBC USA’s renewed motion for judgment as a matter of law or, in the alternative, a new trial and/or remittitur and Stone Brewing Company’s motion for partial new trial of equitable issues. The court denied both parties' post-trial motions on September 25, 2023. On October 24, 2023, MCBC USA filed a notice of appeal in the 9th Circuit Court of Appeals. As of September 30, 2023 and December 31, 2022, the Company had a recorded accrued liability of $58.1 million and $56.6 million, respectively, within other liabilities on our unaudited condensed consolidated balance sheets reflecting the best estimate of probable loss in this case based on the judgment plus associated post-judgment interest. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. We will continue to monitor the status of the case and will adjust the accrual in the period in which any significant change occurs which could impact the estimate of the loss for this matter.
In January 2023, MCBC USA received a Notice of Violation / Cease and Desist Order (“Order”) from the Colorado Department of Public Health & Environment’s Water Quality Control Division, alleging certain violations of the Colorado Water Quality Control Act and the Colorado Discharge Permit related to our Company’s brewery and facilities in Golden, Colorado. The Order alleged MCBC USA failed to comply with permit effluent limitations, failed to properly monitor and report sampling results, and failed to adhere to the permit compliance schedule.
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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2023 and December 31, 2022, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $33.4 million and $33.3 million, respectively.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we accrued $11.3 million, in aggregate, as of September 30, 2023. Our Kaiser liabilities are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the nine months ended September 30, 2023.

11. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2022	$(875.2)	$32.2	$(335.1)	$(27.4)	$(1,205.5)
Foreign currency translation adjustments	(35.6)	—	—	—	(35.6)
Reclassification of cumulative translation adjustment (1)	(0.7)	—	—	—	(0.7)
Gain (loss) on net investment hedges	10.7	—	—	—	10.7
Unrealized gain (loss) on derivative instruments	—	52.2	—	—	52.2
Reclassification of derivative (gain) loss to income (loss)	—	1.3	—	—	1.3
Reclassification of pension and other postretirement prior service (benefit) cost and net actuarial (gain) loss amortization and settlements to income (loss)	—	—	(11.3)	—	(11.3)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	2.7	2.7
Tax benefit (expense)	(0.3)	(14.0)	2.8	(0.9)	(12.4)
As of September 30, 2023	$(901.1)	$71.7	$(343.6)	$(25.6)	$(1,198.6)
(1)As a result of the sale of our interest in Truss, the associated cumulative foreign currency translation adjustment was reclassified from AOCI. The impact of the cumulative foreign currency translation adjustment was recorded in other operating income (expense), net, as a component of the loss on sale when the entity was disposed during the third quarter of 2023.
12. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Restructuring
Employee-related charges(1)	$(1.6)	$0.5	$(1.9)	$—
Asset abandonment and other restructuring costs	0.1	(0.1)	0.1	(1.2)

Intangible and tangible asset impairments, excluding goodwill(2)	(0.1)	—	(0.1)	(28.6)

Gains and (losses) on other disposals(3)	(11.1)	4.9	(11.1)	6.9

Other operating income (expense), net	$(12.7)	$5.3	$(13.0)	$(22.9)
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
(3)During the three months ended September 30, 2023, we sold our controlling interest in Truss and recognized a loss of $11.1 million. See Note 3, "Investments" for further detail.

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
The accrued restructuring balances as of September 30, 2023 represent expected future cash payments required to satisfy our remaining obligations, the majority of which we expect to be paid in the next 12 months.

	Americas	EMEA&APAC	Total
	(In millions)
As of December 31, 2022	$3.6	$6.4	$10.0
Charges incurred and changes in estimates	—	1.9	1.9
Payments made	(2.3)	(5.2)	(7.5)
Foreign currency and other adjustments	0.1	—	0.1
As of September 30, 2023	$1.4	$3.1	$4.5

	Americas	EMEA&APAC	Total
	(In millions)
As of December 31, 2021	$10.9	$1.5	$12.4
Payments made	(5.4)	(0.6)	(6.0)
Foreign currency and other adjustments	(0.4)	(0.2)	(0.6)
As of September 30, 2022	$5.1	$0.7	$5.8
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
We also have certain activity that is not allocated to our segments, which has been reflected as “Unallocated” below. Specifically, "Unallocated" activity primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances and realized and unrealized changes in fair value on instruments not designated in hedging relationships related to financing and other treasury-related activities and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment and all other components remain unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the three and nine months ended September 30, 2023 and September 30, 2022.
Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment royalties received from, and sales to the EMEA&APAC segment.

The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Americas	$2,633.4	$2,376.6	$7,194.1	$6,580.2
EMEA&APAC	670.4	562.6	1,729.5	1,502.0
Inter-segment net sales eliminations	(5.4)	(4.0)	(12.3)	(10.7)
Consolidated net sales	$3,298.4	$2,935.2	$8,911.3	$8,071.5

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Americas	$483.5	$377.0	$1,204.2	$812.1
EMEA&APAC	67.5	46.4	106.3	48.6
Unallocated	(7.0)	(150.4)	(223.5)	(359.1)
Consolidated income (loss) before income taxes	$544.0	$273.0	$1,087.0	$501.6
The following table presents total assets by segment:

	As of
	September 30, 2023	December 31, 2022
	(In millions)
Americas	$22,812.5	$22,242.7
EMEA&APAC	3,755.9	3,625.6
Consolidated total assets	$26,568.4	$25,868.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From Coors Light, Miller Lite, Molson Canadian, Carling, Ozujsko and Staropramen to Coors Banquet, Blue Moon Belgian White, Vizzy Hard Seltzer, Leinenkugel’s Summer Shandy, Miller High Life and more, we produce many beloved and iconic beer brands. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
Items Affecting Reported Results
Items Affecting Consolidated Results of Operations
Cost Inflation
We have continued to incur significant cost inflation, including materials and manufacturing expenses, which negatively impacted our results of operations for the three and nine months ended September 30, 2023, although we have experienced some moderation in the recent period. While cost inflation has been high in all of our markets, the impact to COGS on a percentage basis was higher for our EMEA&APAC segment than our Americas segment. In addition, consumers in certain markets in our EMEA&APAC segment continued to be impacted by local inflation leading to a reduction in their discretionary purchases. We continue to see the expected moderation of cost inflation in the second half of 2023 and we will continue to monitor the inflationary environment going forward.
To the extent materials and manufacturing prices continue to fluctuate, our business and financial results could continue to be materially adversely impacted. We continue to monitor these risks and rely on our risk management hedging program, increased pricing to our customers, our premiumization strategy and cost savings programs to help mitigate some of the inflationary pressures. Even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation and sales. If our competitors maintain or substantially lower their prices, we may lose customers or be forced to lower prices to remain competitive. Our profitability may be impacted by prices that do not offset the inflationary pressures, which would negatively impact gross margins. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain our price increases or customers may trade down to cheaper alternatives.

Items Affecting Americas Segment Results of Operations
Truss Impairment and Sale
During the three months ended September 30, 2023, we sold our controlling interest in Truss and recognized a loss of $11.1 million. During the first quarter of 2022, we recognized an impairment loss of $28.6 million related to the Truss joint venture asset group within other operating income (expense), net, of which $12.1 million was attributable to the noncontrolling interest. See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" and Note 3, "Investments" for further information.
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
Keystone Litigation
During the first quarter of 2022, we accrued a liability of $56.0 million within MG&A expenses related to probable losses as a result of the ongoing Keystone litigation case. During the three and nine months ended September 30, 2023, we accrued $0.5 million and $1.5 million in associated interest related to this accrued liability, respectively. See Part I. - Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further information.
Items Affecting EMEA&APAC Segment Results of Operations
Russia-Ukraine Conflict
In February 2022, Russia invaded Ukraine and the conflict remains ongoing. As a result of the invasion, we suspended exports of all our brands to Russia and subsequently terminated the license to produce any of our brands in Russia. While not material to our consolidated net sales, the Russia-Ukraine conflict negatively impacted our EMEA&APAC segment net sales for the nine months ended September 30, 2023. In addition, the Russia-Ukraine conflict has caused a negative impact to the global economy which has impacted our Company, driving further increases to materials and manufacturing expenses as discussed in more detail above.
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

Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change
	(In millions, except percentages and per share data)
Net sales	$3,298.4	$2,935.2	12.4%	$8,911.3	$8,071.5	10.4%
Cost of goods sold	(1,952.2)	(1,951.5)	0.0%	(5,575.5)	(5,340.0)	4.4%
Gross profit	1,346.2	983.7	36.9%	3,335.8	2,731.5	22.1%
Marketing, general and administrative expenses	(746.8)	(660.0)	13.2%	(2,096.7)	(2,043.3)	2.6%
Other operating income (expense), net	(12.7)	5.3	N/M	(13.0)	(22.9)	(43.2)%
Equity income (loss)	5.5	1.1	400.0%	12.8	3.7	245.9%
Operating income (loss)	592.2	330.1	79.4%	1,238.9	669.0	85.2%
Total non-operating income (expense), net	(48.2)	(57.1)	(15.6)%	(151.9)	(167.4)	(9.3)%
Income (loss) before income taxes	544.0	273.0	99.3%	1,087.0	501.6	116.7%
Income tax benefit (expense)	(112.4)	(54.9)	104.7%	(236.1)	(98.3)	140.2%
Net income (loss)	431.6	218.1	97.9%	850.9	403.3	111.0%
Net (income) loss attributable to noncontrolling interests	(0.9)	(1.7)	(47.1)%	(5.3)	11.9	N/M
Net income (loss) attributable to MCBC	$430.7	$216.4	99.0%	$845.6	$415.2	103.7%
Net income (loss) attributable to MCBC per diluted share	$1.98	$0.99	100.0%	$3.89	$1.91	103.7%

Financial volume in hectoliters	23.532	22.809	3.2%	63.923	62.585	2.1%
N/M = Not meaningful
Foreign currency impacts on results
During the three months ended September 30, 2023, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Favorable impact of $39.5 million (favorable impact for EMEA&APAC of $49.5 million, partially offset by unfavorable impact for Americas of $10.0 million).
•Cost of goods sold - Unfavorable impact of $25.2 million (unfavorable impact for EMEA&APAC of $32.4 million, partially offset by favorable impact for Americas and Unallocated of $6.6 million and $0.6 million, respectively).
•MG&A - Unfavorable impact of $9.8 million (unfavorable impact for EMEA&APAC of $12.0 million, partially offset by favorable impact for Americas of $2.2 million).
•Income (loss) before income taxes - Favorable impact of $1.3 million (favorable impact for EMEA&APAC and Unallocated of $3.4 million and $3.1 million, respectively, partially offset by unfavorable impact for Americas of $5.2 million).
The impacts of foreign currency movements on our consolidated USD results described above for the three months ended September 30, 2023 were primarily due to the weakening of the USD as compared to certain currencies throughout Europe, partially offset by the strength of the USD as compared to the CAD.

During the nine months ended September 30, 2023, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Unfavorable impact of $19.9 million (unfavorable impact for Americas of $45.8 million, partially offset by favorable impact for EMEA&APAC of $25.9 million).
•Cost of goods sold - Favorable impact of $21.9 million (favorable impact for Americas and Unallocated of $34.4 million and $2.2 million, respectively, partially offset by unfavorable impact for EMEA&APAC of $14.7 million).
•MG&A - Favorable impact of $9.3 million (favorable impact for Americas of $13.9 million, partially offset by unfavorable impact for EMEA&APAC of $4.6 million).
•Income (loss) before income taxes - Favorable impact of $11.9 million (favorable impact for Unallocated and EMEA&APAC of $7.1 million and $5.4 million, respectively, partially offset by unfavorable impact for Americas of $0.6 million).
The impacts of foreign currency movements on our consolidated USD results described above for the nine months ended September 30, 2023 were primarily due to the strength of the USD as compared to the CAD, partially offset by the weakening of the USD as compared to certain currencies throughout Europe.
Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. We calculate the impact of foreign exchange by translating our current period local currency results at the average exchange rates used to translate the financial statements in the comparable prior year period during the respective period throughout the year and comparing that amount with the reported amount for the period. The impact of transactional foreign currency gains and losses, including the impact of undesignated foreign currency forwards, is recorded within other non-operating income (expense), net in our unaudited condensed consolidated statements of operations.
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
Net Sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the three months ended September 30, 2023 compared to September 30, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	3.2%	7.8%	1.4%	12.4%
Consolidated net sales per hectoliter	N/A	7.6%	1.3%	8.9%
Net sales increased 12.4% for the three months ended September 30, 2023, compared to prior year, driven by favorable price and sales mix, higher financial volumes and favorable foreign currency impacts.
Financial volumes increased 3.2% for the three months ended September 30, 2023, compared to prior year, primarily due to higher financial volumes in the Americas segment, partially offset by a decrease in EMEA&APAC financial volumes.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the three months ended September 30, 2023 by 7.8% and 7.6%, respectively, primarily due to increased net pricing including the rollover benefit of taking several price increases in the prior year, as well as favorable sales mix driven by geographic mix.

The following table highlights the drivers of the change in net sales and net sales per hectoliter for the nine months ended September 30, 2023 compared to September 30, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	2.1%	8.6%	(0.3)%	10.4%
Consolidated net sales per hectoliter	N/A	8.3%	(0.2)%	8.1%
Net sales increased 10.4% for the nine months ended September 30, 2023, compared to prior year, driven by favorable price and sales mix as well as higher financial volumes, partially offset by unfavorable foreign currency impacts.
Financial volumes increased 2.1% for the nine months ended September 30, 2023, compared to prior year, primarily due to higher financial volumes in the Americas segment, partially offset by a decrease in EMEA&APAC financial volumes.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the nine months ended September 30, 2023 by 8.6% and 8.3%, respectively, primarily due to increased net pricing including the rollover benefit of taking several price increases in the prior year, as well as favorable sales mix driven by geographic mix and premiumization.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Cost of goods sold
Cost of goods sold remained relatively flat for the three months ended September 30, 2023, compared to prior year, with higher financial volumes and unfavorable foreign currency impacts offset by lower cost of goods sold per hectoliter. Cost of goods sold per hectoliter decreased 3.0% for the three months ended September 30, 2023 compared to prior year, including the unfavorable impact of currency of 1.3%, primarily due to changes to our unrealized mark-to-market derivative positions of $133.4 million, cost savings initiatives and the benefits of volume leverage, partially offset by cost inflation related to materials and manufacturing expenses and unfavorable mix.
Cost of goods sold increased 4.4% for the nine months ended September 30, 2023, compared to prior year, primarily due to higher cost of goods sold per hectoliter and higher financial volumes, partially offset by favorable foreign currency impacts. Cost of goods sold per hectoliter increased 2.2% for the nine months ended September 30, 2023 compared to prior year, including the favorable impact of currency of 0.4%, primarily due to cost inflation related to materials and manufacturing expenses and unfavorable mix, partially offset by changes in our unrealized mark-to-market derivative positions of $120.9 million, our cost savings initiatives and volume leverage.
Marketing, general and administrative expenses
MG&A expenses increased 13.2% for the three months ended September 30, 2023 compared to prior year, primarily due to increased marketing investment on core brands and higher incentive compensation expense.
MG&A expenses increased 2.6% for the nine months ended September 30, 2023 compared to prior year, primarily due to higher incentive compensation expense and increased marketing investment on core and innovation brands, partially offset by cycling the recording of a $56.0 million accrued liability in the prior year related to potential losses as a result of the ongoing Keystone litigation case.
Other operating income (expense), net
See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net decreased 15.6% and 9.3% for the three and nine months ended September 30, 2023, compared to prior year, respectively, primarily due to lower net interest expense driven by higher interest income as well as the repayment of debt as a result of our continued deleveraging actions and the favorable impact of transactional foreign currency impacts, partially offset by lower pension and OPEB non-service net benefit, including the cycling of a prior year settlement gain recorded as a result of an annuity purchase for a portion of our U.S. pension plan.

Income taxes benefit (expense)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Effective tax rate	21%	20%	22%	20%
The higher effective tax rate for the three and nine months ended September 30, 2023 compared to the same periods in the prior year was primarily due to the impact of geographic mix with higher pretax income in higher tax rate jurisdictions, partially offset by the net effect of discrete tax items in the period. We recognized $15.5 million discrete tax benefit in the three months ended September 30, 2023 compared to $5.9 million discrete tax expense in the three months ended September 30, 2022. We recognized $7.6 million discrete tax benefit in the nine months ended September 30, 2023 compared to $2.7 million discrete tax expense in the nine months ended September 30, 2022.
Our tax rate can be volatile and may change with, among other things, the amount and source of pretax income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, could have an impact on our effective tax rate.
Refer to Part I.—Item 1. Financial Statements, Note 9, "Income Tax" for discussion regarding our effective tax rate.
Segment Results of Operations
Americas Segment

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change
	(In millions, except percentages)
Net sales(1)	$2,633.4	$2,376.6	10.8%	$7,194.1	$6,580.2	9.3%
Income (loss) before income taxes	$483.5	$377.0	28.2%	$1,204.2	$812.1	48.3%

Financial volume in hectoliters(2)	17.414	16.332	6.6%	47.718	45.867	4.0%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.692 million hectoliters and 1.955 million hectoliters for the three and nine months ended September 30, 2023, respectively, and excludes royalty volume of 0.711 million hectoliters and 1.957 million hectoliters for the three and nine months ended September 30, 2022, respectively.
Net sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the three months ended September 30, 2023 compared to September 30, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	6.6%	4.6%	(0.4)%	10.8%
Americas net sales per hectoliter	N/A	4.3%	(0.4)%	3.9%
Net sales increased 10.8% for the three months ended September 30, 2023, compared to prior year, driven by increased net pricing as well as higher financial volumes, partially offset by unfavorable sales mix and unfavorable foreign currency impacts.
Financial volumes increased 6.6% for the three months ended September 30, 2023, compared to prior year, primarily due to an increase in U.S. domestic shipments driven by volume growth in our core brands. The increase in U.S. volume was impacted by the continued shifts in consumer purchasing behavior largely within the premium beer segment.

Price and sales mix favorably impacted net sales and net sales per hectoliter for the three months ended September 30, 2023 by 4.6% and 4.3%, respectively, primarily due to increased net pricing including the rollover benefit of several price increases taken in the previous year, partially offset by unfavorable sales mix.
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the nine months ended September 30, 2023 compared to September 30, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	4.0%	6.0%	(0.7)%	9.3%
Americas net sales per hectoliter	N/A	5.8%	(0.7)%	5.1%
Net sales increased 9.3% for the nine months ended September 30, 2023, compared to prior year, driven by favorable price and sales mix as well as higher financial volumes, partially offset by unfavorable foreign currency impacts.
Financial volumes increased 4.0% for the nine months ended September 30, 2023, compared to prior year, primarily due to an increase in U.S. domestic shipments driven by volume growth in our core brands and higher shipments in Canada mainly attributed to cycling the prior year impacts of the Québec labor strike, partially offset by lower Latin America volumes. The increase in U.S. volume was impacted by the continued shifts in consumer purchasing behavior largely within the premium beer segment.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the nine months ended September 30, 2023 by 6.0% and 5.8%, respectively, primarily due to increased net pricing including the rollover benefit of several price increases taken in the previous year.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Income (loss) before income taxes
Income before income taxes improved 28.2% for the three months ended September 30, 2023 compared to prior year, primarily due to increased net pricing, higher financial volumes and lower logistics expenses, partially offset by cost inflation related to materials and manufacturing expenses, as well as higher MG&A expense and the loss on the sale of our controlling interest in the Truss joint venture in Canada. Higher MG&A spend was primarily due to increased marketing investment behind our core brands and higher incentive compensation expense.
Income before income taxes improved 48.3% for the nine months ended September 30, 2023 compared to prior year, primarily due to increased net pricing, higher financial volumes and lower logistics expenses, partially offset by cost inflation related to materials and manufacturing expenses, higher MG&A expense and the loss on the sale of our controlling interest in the Truss joint venture in Canada. Higher MG&A spend was primarily due to higher incentive compensation expense and increased marketing investment behind our core and innovation brands, partially offset by cycling the recording of a $56.0 million accrued liability related to potential losses as a result of the ongoing Keystone litigation case.
EMEA&APAC Segment

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change
	(In millions, except percentages)
Net sales(1)	$670.4	$562.6	19.2%	$1,729.5	$1,502.0	15.1%
Income (loss) before income taxes	$67.5	$46.4	45.5%	$106.3	$48.6	118.7%

Financial volume in hectoliters(2)	6.120	6.477	(5.5)%	16.209	16.723	(3.1)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.291 million hectoliters and 0.697 million hectoliters for the three and nine months ended September 30, 2023, respectively, and excludes royalty volume of 0.274 million hectoliters and 0.811 million hectoliters for the three and nine months ended September 30, 2022, respectively.

Net sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the three months ended September 30, 2023 compared to September 30, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(5.5)%	15.9%	8.8%	19.2%
EMEA&APAC net sales per hectoliter	N/A	16.8%	9.3%	26.1%
Net sales increased 19.2% for the three months ended September 30, 2023, compared to prior year driven by favorable price and sales mix as well as favorable foreign currency impacts, partially offset by a decline in financial volumes.
Financial volumes decreased 5.5% for the three months ended September 30, 2023, compared to prior year, in all regions throughout the segment driven by continued industry softness and inflationary pressures on the consumer in Central and Eastern Europe.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the three months ended September 30, 2023 by 15.9% and 16.8%, respectively, primarily due to increased net pricing including the rollover benefits from price increases taken in the prior year and favorable sales mix.
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the nine months ended September 30, 2023 compared to September 30, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(3.1)%	16.5%	1.7%	15.1%
EMEA&APAC net sales per hectoliter	N/A	17.0%	1.8%	18.8%
Net sales increased 15.1% for the nine months ended September 30, 2023, compared to prior year driven by favorable price and sales mix as well as favorable foreign currency impacts, partially offset by a decline in financial volumes.
Financial volumes decreased 3.1% for the nine months ended September 30, 2023, compared to prior year, primarily due to declines in Central and Eastern Europe due to industry softness given the inflationary pressures on the consumer, partially offset by resilient demand and growth in above premium volumes in the U.K during the first half of the current year.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the nine months ended September 30, 2023 by 16.5% and 17.0%, respectively, primarily due to increased net pricing including the rollover benefits from price increases taken in the previous year and favorable sales mix driven by geographic mix and premiumization.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Income (loss) before income taxes
Income before income taxes improved $21.1 million or 45.5% for the three months ended September 30, 2023, compared to the prior year, primarily due to increased net pricing to customers and favorable sales mix, partially offset by lower financial volumes and cost inflation on materials, logistics and manufacturing expenses.
Income before income taxes improved $57.7 million or 118.7% for the nine months ended September 30, 2023, compared to the prior year, primarily due to increased net pricing to customers and favorable sales mix, partially offset by lower financial volumes and cost inflation on materials, logistics and manufacturing expenses, as well as higher MG&A spend. Higher MG&A spend was primarily due to cost inflation as well as higher incentive compensation expense.

Unallocated
We have certain activity that is not allocated to our segments, which has been reflected as "Unallocated" below. Specifically, "Unallocated" activity primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances and realized and unrealized changes in fair value on instruments not designated in hedging relationships related to financing and other treasury-related activities and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated.

	Three Months Ended			Nine Months Ended
	September 30, 2023	September 30, 2022	% change	September 30, 2023	September 30, 2022	% change
	(In millions, except percentages)
Cost of goods sold	$35.3	$(105.6)	N/M	$(77.1)	$(207.6)	(62.9)%
Gross profit	35.3	(105.6)	N/M	(77.1)	(207.6)	(62.9)%
Operating income (loss)	35.3	(105.6)	N/M	(77.1)	(207.6)	(62.9)%
Total non-operating income (expense), net	(42.3)	(44.8)	(5.6)%	(146.4)	(151.5)	(3.4)%
Income (loss) before income taxes	$(7.0)	$(150.4)	(95.3)%	$(223.5)	$(359.1)	(37.8)%
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the three and nine months ended September 30, 2023 and September 30, 2022, respectively. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 8, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating income (expense), net decreased 5.6% and 3.4% for the three and nine months ended September 30, 2023, respectively, compared to prior year, primarily due to lower net interest expense and the favorable impact of transactional foreign currency, partially offset by lower pension and OPEB non-service net benefit including the cycling of a prior year settlement gain recorded as a result of an annuity purchase for a portion of our U.S. pension plan.
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
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of September 30, 2023, approximately 66% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions and covenants. We may, therefore, have difficulties timely repatriating cash held outside the U.S., and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business, are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II.—Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,604.5 million for the nine months ended September 30, 2023 increased $487.0 million compared to $1,117.5 million for the nine months ended September 30, 2022. The increase in net cash provided by operating activities was primarily due to higher net income and the favorable timing of working capital in the Americas, partially offset by higher income taxes paid.
Cash Flows from Investing Activities
Net cash used in investing activities of $668.5 million for the nine months ended September 30, 2023 increased $163.6 million compared to $504.9 million for the nine months ended September 30, 2022. The increase in net cash used in investing activities was primarily due to cash paid in the current year for acquisitions, partially offset by lower capital expenditures as a result of the timing of capital projects.
Cash Flows from Financing Activities
Net cash used in financing activities of $728.6 million for the nine months ended September 30, 2023 increased $55.8 million compared to $672.8 million for the nine months ended September 30, 2022. The increase in net cash used in financing activities was primarily due to higher prior year borrowings under our commercial paper program, higher Class B common stock share repurchases and higher dividend payments, partially offset by lower net debt repayments.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of September 30, 2023, we had total cash and cash equivalents of $801.7 million, compared to $600.0 million as of December 31, 2022 and $525.2 million as of September 30, 2022. The increase in cash and cash equivalents from December 31, 2022 and September 30, 2022 was primarily due to the net cash provided by operating activities, partially offset by capital expenditures, net debt repayments, including the repayment of our CAD 500 million 2.84% notes which matured in July 2023, dividend payments, cash paid for acquisitions, as well as Class B common stock repurchases. The increase in cash and cash equivalents from September 30, 2022 was also offset by the repayment of our commercial paper program in the prior year.
Borrowings
We repaid our CAD 500 million 2.84% notes upon their maturity on July 15, 2023 using cash on hand. Refer to Part I.—Item 1. Financial Statements, Note 7, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2023
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to continue to draw on our revolving credit facility if the need arises. On June 26, 2023, we amended and restated our multi-currency revolving credit facility. Among other things, the term was extended through June 26, 2028, and the borrowing capacity was increased to $2.0 billion. This $2.0 billion revolving credit facility amended our pre-existing $1.5 billion revolving credit facility, which would have matured on July 7, 2024. On September 28, 2023, we amended our commercial paper program, which reduces borrowing capacity under the revolving credit facility, to a maximum borrowing capacity of $2.0 billion to borrow at any time at variable interest rates. The $150.0 million sub-facility available for the issuance of letters of credit remains unchanged. As of September 30, 2023, we had $2.0 billion available to draw on our $2.0 billion revolving credit facility. As of September 30, 2023, we had no borrowings drawn on this revolving credit facility and no commercial paper borrowings.

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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated revolving credit facility agreement, was 4.00x as of September 30, 2023 which remained unchanged from the requirement as of December 31, 2022. As of September 30, 2023 and December 31, 2022, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2023 rank pari-passu.
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
Credit Rating
Our current long-term credit ratings are BBB/Stable Outlook, Baa3/Stable Outlook and BBB(Low)/Stable Outlook with Standard & Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-2, Prime-3 and R-2(low), respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the applicable rating agency.
Guarantor Information
SEC Registered Securities
For purposes of this disclosure, including the tables, "Parent Issuer" shall mean MCBC. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of our Americas segment.
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its outstanding 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The issuances of the senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 (the "Subsidiary Guarantors", and together with the Parent Issuer, the "Obligor Group"). "Parent Issuer" in this section is specifically referring to MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
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
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for details of all debt issued and outstanding as of September 30, 2023.
The following summarized financial information relates to the Obligor Group as of September 30, 2023 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Nine Months Ended
September 30, 2023
(in millions)
Net sales, out of which:	$7,053.6
Intercompany sales to non-guarantor subsidiaries	$84.5
Gross profit, out of which:	$2,724.1
Intercompany net costs from non-guarantor subsidiaries	$(277.9)

Net interest expense third parties	$(159.3)
Intercompany net interest income from non-guarantor subsidiaries	$96.7

Income before income taxes	$1,101.1
Net income	$852.2

	As of September 30, 2023	As of December 31, 2022
	(in millions)
Total current assets, out of which:	$2,127.7	$1,774.0
Intercompany receivables from non-guarantor subsidiaries	$373.4	$202.6
Total noncurrent assets	$23,313.2	$20,153.6
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$2,946.2	$—

Total current liabilities, out of which:	$3,208.5	$2,441.3
Current portion of long-term debt and short-term borrowings	$848.0	$371.7
Intercompany payables due to non-guarantor subsidiaries	$116.1	$96.8
Total noncurrent liabilities, out of which:	$11,237.6	$9,055.9
Long-term debt	$5,247.8	$6,102.5
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$3,231.4	$310.9
Capital Expenditures
We incurred $428.4 million, and paid $494.1 million, for capital improvement projects worldwide in the nine months ended September 30, 2023, excluding capital spending by equity method joint ventures, representing a decrease of $57.8 million from the $486.2 million of capital expenditures incurred in the nine months ended September 30, 2022. This decrease was primarily due to the timing of capital projects. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of September 30, 2023, we did not have any other material off-balance sheet arrangements.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the nine months ended September 30, 2023. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of recently adopted accounting pronouncements. See also Part I.—Item 1. Financial Statements, Note 5, "Goodwill and Intangible Assets" for discussion of the results of our 2022 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2022. During the nine months ended September 30, 2023, our market risk sensitive instruments fluctuated as a result of changes in interest rates, currency exchange rates and commodity prices.
Interest Rate Risk
In May 2023, we amended our 2026 forward starting interest rate swaps to replace LIBOR with SOFR. Subsequent to this transition, we are no longer exposed to LIBOR. For the period ended September 30, 2023, the following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. For the period ended December 31, 2022, the following table presents our fixed rate debt and forward starting interest rate swaps and the impact of an absolute 1% adverse change in interest rates on our forward starting interest rate swaps and a 10% adverse change in the yield on our fixed rate debt. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2023 and December 31, 2022, respectively. See Part I - Item 1. Financial Statements, Note 7. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022
USD denominated fixed rate debt	$4,900.0	$4,900.0	$(4,208.5)	$(4,295.9)	$(356.7)	$(223.4)
Foreign currency denominated fixed rate debt	$1,214.1	$1,594.2	$(1,175.8)	$(1,557.4)	$(15.4)	$(11.1)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$91.9	$40.0	$(69.2)	$(73.8)

Foreign Exchange Risk
The following table includes details of our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of the foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2023 and December 31, 2022.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022
Foreign currency denominated fixed rate debt	$1,214.1	$1,594.2	$(1,175.8)	$(1,557.4)	$(113.2)	$(142.6)
Foreign currency forwards	$215.5	$176.6	$5.0	$7.6	$(22.4)	$(18.3)
Commodity Price Risk
The following table includes details of our commodity swaps used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. The following table excludes our commodity options because we have offsetting buy and sell positions. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2023 and December 31, 2022.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022	As of September 30, 2023	As of December 31, 2022
Swaps	$608.4	$525.2	$(12.9)	$69.0	$(57.2)	$(55.8)
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July 1, 2023 through July 31, 2023	—	$—	—	$121,901,696
August 1, 2023 through August 31, 2023	505,000	$67.65	505,000	$87,736,123
September 1, 2023 through September 30, 2023	—	$—	—	$87,736,123
Total	505,000	$67.65	505,000	$87,736,123
(1)On February 17, 2022, our Company's Board of Directors ("the Board") approved a share repurchase program to repurchase up to an aggregate of $200 million of our Company's Class B common stock, excluding brokerage commissions and excise taxes, through March 31, 2026, with the program primarily intended to offset annual employee equity award grants. This program was superseded by the new share repurchase program approved by our Company's Board of Directors on September 29, 2023, authorizing the repurchase of up to an aggregate of $2.0 billion of our Class B common stock, excluding brokerage commissions and excise taxes, with an expected program term of five years.
The number, price, structure and timing of the repurchases under the new program, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements and other factors. Share repurchases may be made in the open market or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Company's Class B common stock. The Board may suspend, modify or terminate the new repurchase program at any time without prior notice.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2023, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
The following are filed, furnished or incorporated by reference as a part of this Quarterly Report on Form 10-Q:
(a)   Exhibit

Exhibit Number	Document Description
22+	Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.
31.1+	Section 302 Certification of Chief Executive Officer.
31.2+	Section 302 Certification of Chief Financial Officer.
32++	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH+	XBRL Taxonomy Extension Schema Document.*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements and (vii) document and entity information.
‡	Represents a management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) November 2, 2023