Form 10-K
period 2023-12-31
MOLSON COORS BEVERAGE CO
filed 2024-02-20
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on the last trading day of the registrant's most recently completed second fiscal quarter, June 30, 2023, was approximately $12.0 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by officers and directors of the registrant (and their respective affiliates) as of June 30, 2023, are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 13, 2024.
Class A Common Stock—2,563,034 shares
Class B Common Stock—198,001,985 shares
Exchangeable shares:
As of February 13, 2024, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable Shares—2,678,963 shares
Class B Exchangeable Shares—9,362,866 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2024 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2023, are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CAD Prime	The base interest rate utilized by Canadian commercial banks
COGS	Cost of goods sold
CZK	Czech Koruna
DBRS	Morningstar DBRS, a global credit rating agency in Toronto
DSUs	Deferred stock units
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EROA	Assumed long-term expected return on assets
EUR	Euro
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
GBP	British Pound
GBP Base Rate	The base interest rate set by the Bank of England
LIBOR	London Interbank Offered Rate
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
NAV	Net asset value
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PBO	Projected benefit obligation
PSUs	Performance share units
RON	Romanian leu
RSD	Serbian Dinar
RSUs	Restricted stock units
S&P 500	Standard & Poor’s 500 Index®
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
SKU	Stock-keeping unit
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STWs	Sales-to-wholesalers
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
USD Prime	The base interest rate utilized by U.S. commercial banks
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading Items Affecting Reported Results, with respect to expectations of cost inflation, limited consumer disposable income, consumer preferences, overall volume and market share trends, pricing trends, industry forces, cost reduction strategies, shipment levels and profitability, the sufficiency of capital resources, anticipated results, expectations for funding future capital expenditures and operations, effective tax rate, debt service capabilities, timing and amounts of debt and leverage levels, Preserving the Planet and related environmental initiatives and expectations regarding future dividends and share repurchases. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intend," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I—Item 1A. Risk Factors, elsewhere throughout this report and those described from time to time in our past and future reports filed with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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
•deterioration of general economic, political, credit and/or capital market conditions, including those caused by the ongoing conflict between Russia and Ukraine (which we refer to as "Russia-Ukraine conflict") or other geopolitical tensions;
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
•constant evolution of the global beer industry and the broader alcohol industry, and our position within the global beer industry and success of our products in our markets;
•competition in our markets;

•our ability to successfully and timely innovate beyond beer;
•changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol;
•artificial intelligence and machine learning risks and challenges;
•labor strikes, work stoppages or other employee-related issues;
•environmental, social and governance ("ESG") issues and regulations;
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
•our debt level risks and operating covenants and restrictions;
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
•the potential for Pentland and the Coors Trust to disagree on a matter submitted to our stockholders or the super-majority of the Board of Directors to disagree on certain actions;
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
For over two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From our core power brands Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko to our above premium brands including Madri, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our economy and value brands like Miller High Life and Keystone, we produce many beloved and iconic beer brands. While our Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits like Five Trail whiskey as well as non-alcoholic beverages. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Our primary founders, the Molson, Coors and Miller families date back to over two centuries ago. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Coors Brewing Company was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors Brewing Company merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, Adolph Coors Company merged with Molson Inc. ("the Merger"). Upon completion of the Merger, Adolph Coors Company changed its name to Molson Coors Brewing Company. In 2008, Molson Coors Brewing Company and the former SABMiller plc formed the MillerCoors joint venture that combined their respective operations in the U.S. and Puerto Rico. In 2016, we acquired 100% of the outstanding equity and voting interests of MillerCoors, from SABMiller plc. In January 2020, we changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in connection with our expansion beyond the beer aisle.
In October 2023, we announced our Acceleration Plan, building off the successes achieved under the Revitalization Plan. The Acceleration Plan focuses on the execution of the following principal strategies: consistently grow our core power brand net sales, aggressively premiumize our portfolio, scale and expand in beyond beer, invest in our capabilities and support our people, communities and planet.
Our Segments
Our reporting segments include the Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in the Caribbean, Latin and South America. Our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific regions. A separate operating team manages each segment and each segment manufactures, markets, distributes and sells beer as well as offers a modern and growing portfolio that expands beyond the beer aisle. No single customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2023, 2022 or 2021.
Americas Segment
Our Americas segment consists of the production, importing, marketing, distribution and sales of our brands as well as other owned and licensed brands in the U.S., Canada and various countries in the Caribbean, Latin and South America. We currently operate nine primary breweries, nine craft breweries and two container operations. We are North America's oldest beer company and the second largest brewer by volume in North America, representing approximately 23% of the total 2023 North America beer market, which is the largest region of our Americas segment. The Americas segment also includes partnership arrangements with Brewers' Retail Inc. ("BRI") for the distribution of beer in Ontario, Canada, and Brewers' Distributor Ltd. ("BDL") for the distribution of beer in the western provinces of Canada. In addition, we have an agreement with Heineken that grants us the right to produce, import, market, distribute and sell certain Heineken products in Canada. We also have authorizations from The Coca-Cola Company that grant us the right to produce, market, sell and distribute Topo Chico Hard Seltzer and Simply Spiked branded products in the U.S. and Canada, and Peace Hard Tea branded products in the U.S.

We have agreements to brew, package and ship products for Pabst Brewing Company, LLC ("Pabst"), The Yuengling Company ("TYC") in the U.S. and an agreement with Labatt USA Operating Co, LLC to brew and package certain Labatt brands in Canada for export. The agreement with Pabst ends on December 31, 2024 and is expected to wind down through that time period.
EMEA&APAC Segment
The EMEA&APAC segment consists of the production, marketing and sales of our primary brands as well as other owned and licensed brands in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific regions. We currently operate eleven primary breweries, four craft breweries and one cidery. Our EMEA&APAC segment is Europe's second largest brewer by volume, on a combined basis, within the countries in which we operate, with an approximate aggregate 18% market share (excluding factored products which are beverage brands owned by other companies but sold and delivered to retail by us) in 2023. The majority of our EMEA&APAC segment sales are in the U.K., Croatia, Czech Republic and Romania with the U.K. representing over 55% of the segment's net sales in 2023.
Our portfolio includes beers that have the largest share in their respective countries, such as Carling in the U.K., Ožujsko in Croatia and Niksicko in Montenegro. We have beers that rank in the top five in market share in their respective segments throughout the region, such as Staropramen in the Czech Republic, Bergenbier in Romania, Jelen in Serbia, Borsodi in Hungary and Kamenitza in Bulgaria. Additionally, we sell Staropramen, Coors, Madri and Miller Genuine Draft in various countries. Our EMEA&APAC segment includes the sale of factored brands and our consolidated joint venture arrangement for the production and distribution of Cobra brands in the U.K.
Unallocated
We have certain activity that is not allocated to our segments, and primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances, realized and unrealized changes in fair value on instruments not designated in hedging relationships related to financing and other treasury-related activities and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment and all other components remain unallocated.
Industry Overview
The brewing industry has significantly evolved over the years to become an increasingly global and complex market as the consolidation of brewers globally has resulted in a small number of large global brewers representing the majority of the worldwide beer market. In addition to the consolidation of brewers and the acquisitive nature of the industry, exports, licensing and partnership arrangements continue to be used and these transactions typically occur between the same global competitors that make up the majority of the market. While the market is dominated by a small number of large global brewers, smaller local brewers continue to inhabit the market as consumers place value on locally-produced, regionally-sourced products from time to time.
Consumer trends and preferences continue to evolve. During 2023, in the U.S., we saw a shift in consumer purchasing behavior largely within the premium segment that drove an increase in our core power brands' net sales. In addition, consumers continue to push the industry toward above premium products, including flavored beverages, imports and beyond beer altogether. As the beer industry continues its diversification of its products to meet consumer demand with broadening preferences, we believe large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward. We believe we are well positioned to compete in this continually evolving market, particularly in beer, flavor and beyond.
Our Products
We craft and distribute high-quality, innovative beverages with the purpose of uniting people to celebrate all life's moments. We have a diverse portfolio of beloved and iconic owned and partner brands including our core power brands of Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko. We continue to invest in and focus on growing these brands. In addition to these brands, we offer products in various categories like flavored malt beverages (which includes hard seltzers), craft, ready to drink beverages, spirits and energy beverages as well as beers in various price segments. We categorize our brands globally for consistency of reporting based on the following price segments: Above Premium, Premium and Economy. For example, our Above Premium classification includes brands that are sold at a price point higher than the market average. Price segment classifications may vary between the Americas and EMEA&APAC segments and the naming conventions and classifications may be different in the various countries that we operate based on local terminology.

For example, in our EMEA&APAC segment, brands categorized in the Premium classification such as Carling would be described as core brands in the local market.
The following presents the primary brands sold:
Owned Brands
Above Premium Brands - Aspall Cider, Blue Moon, Coors Original, Five Trail, Hop Valley brands, Leinenkugel's brands, Madri, Miller Genuine Draft, Molson Ultra, Sharp's, Staropramen, Vizzy Hard Seltzer
Premium - Bergenbier, Borsodi, Carling, Coors Banquet, Coors Light, Jelen, Kamenitza, Miller Lite, Molson Canadian brands, Niksicko, Ožujsko
Economy - Branik, Icehouse, Keystone, Miller High Life, Milwaukee's Best, Steel Reserve
Partner Brands
Our partner brands are licensed through various agreements with third parties, such as license, distribution, partnership and joint venture agreements and include:
Arnold Palmer Spiked, Beck's, Blue Run, Cobra, Corona Extra, Heineken, Lowenbrau, Peroni Nastro Azurro, Pilsner Urquell, Redd's brands, Simply Spiked, Sol, Stella Artois, Topo Chico Hard Seltzer, ZOA
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
Our products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Sales of spirits have grown faster than sales of beer in recent years, driven by, among other things, increased spirits advertising, a narrowing price gap with spirits and the growth of spirits-based ready to drink products. This has resulted in a reduction in the beer segment's lead in the overall alcohol beverage market.
In addition, consumer preferences have continued to shift within the industry to above premium products, with volume growth in recent years seen in flavored malt beverages, imports and super premium portfolios. We believe accelerating our growth and increasing or maintaining our market share will require us to build on the strength of our core power brands, aggressively premiumize our portfolio and scale and expand in the fast-growing areas of the industry and beyond the beer aisle.
Sales and Distribution
Our go to market strategy differs between geographic regions due to the differences in regulations among those areas.
In the U.S., beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of independent distributors and one Company-owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts. No single customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2023, 2022 or 2021. Coors Distributing Company distributed approximately 5% of our total owned and non-owned Americas segment net sales for the year ended December 31, 2023. Transportation of our products to distributors in the U.S. is primarily contracted through third-party logistics providers and shipped by truckload. We have long-term contracts in place with third-party logistics providers to mitigate price fluctuations in freight costs. Transportation costs for shipping product throughout our network is related to contracted freight carriers or, if needed, through the spot bidding freight market. In the Americas, we have taken steps to diversify transportation modes to reduce the impact of truck market volatility including shipping via railcar and intermodal shipping containers.

In Canada, because provincial governments regulate the beer industry and provincial liquor boards control the distribution and retail sale of alcohol products, distribution strategies and transportation of products vary by province. In Ontario, beer is primarily sold at retail outlets operated by BRI, at government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), at approved agents of the LCBO, at certain licensed grocery stores, or at any bar, restaurant, or tavern licensed by the LCBO to sell alcohol for on-premise consumption. In Québec, the distribution and sale of beer is governed by the Société des Alcools du Québec ("SAQ"). Beer is distributed to retail outlets directly by each brewer or through approved independent agents. Retail sales for off-premise consumption are made through grocery and convenience stores, as well as government operated outlets. BDL manages the distribution of our products throughout British Columbia, Alberta, Manitoba and Saskatchewan.
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
In the European countries in which we operate, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on- and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have an agreement with Tradeteam Ltd. ("Tradeteam," a subsidiary of DHL) to provide the distribution of our products throughout the U.K. until April 2029. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in several Central European countries utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel (bars and restaurants). Approximately 17% of our EMEA&APAC segment net sales in 2023 represented factored brands.
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
Channels
References to on- and off-premise sales volumes are sales to retailers, which we believe is a useful data point relative to consumer trends. The on-premise channel includes sales to bars, pubs and restaurants while the off-premise channel includes sales to convenience stores, grocery stores, liquor stores and other retail outlets including The Beer Store in Ontario, which is Canada's largest beer retailer. Industry channel trends vary by segment.
With the onset of the coronavirus pandemic during the year ended December 31, 2020, we experienced a significant adverse impact on the operating results of our Company resulting from the closure of the on-premise channel and increased restrictions which effectively shut down the on-premise channel for various portions of time across the geographies in which we operate. We began to see a progressive return to the on-premise channel at varying degrees across geographies throughout the years ended December 31, 2021 and 2022 and observed a more normalized level of on-premise volume during the year ended December 31, 2023. A more normalized level of STR volume from the on-premise channel, as observed during the year ended December 31, 2019 consisted of approximately 16% in the U.S. and Canada and approximately 61% in the U.K.
Manufacturing, Production and Packaging
Brewing Raw Materials
We use high quality ingredients to brew our products, including hops, water and barley, among others.
Hops used to brew our products are purchased under various contracts from suppliers in the U.S. and Europe primarily sourced from Germany, the U.K., Czech Republic and Slovenia. These contracts vary in length based on market conditions.

In the Americas segment, we malt a majority of our production requirements in the U.S. and Canada, using barley purchased primarily under annual contracts from independent farmers located predominately in the western U.S. and Canadian Prairies. In addition, we source barley malt from three other commercial providers, from which we have a committed supply through 2025. Other brewing adjuncts are sourced from three main suppliers, all in the U.S. and Canada, with a portion of our supply committed through 2024 and a portion committed through 2025. Other malt and cereal grains are purchased primarily from suppliers in the U.S. and Canada.
In EMEA&APAC, during the year ended December 31, 2023, our malt requirements were sourced from third-party suppliers, with the majority of our brewing materials provided by suppliers based in Europe. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms ending in 2024 through 2027. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year.
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
Packaging Materials
Our primary packaging materials include aluminum, glass bottles, reusable kegs and casks, and recyclable plastic containers. We saw a shift back from aluminum cans to kegs during 2021 and 2022 as the on-premise progressively reopened after being shut down during the coronavirus pandemic.
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
The standard bottle for beer brewed in Canada is the 341ml returnable bottle and represents more than half of bottle sales in Canada.
While we experienced some challenges in obtaining supplies required for certain packaging materials in 2021 and 2022 as a result of the global supply chain disruption, partially due to the impact of the coronavirus pandemic and the Russia-Ukraine conflict, these more severe supply constraints were short term in nature and, overall, did not materially impact our ability to produce product and meet production forecasts.
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

Seasonality of the Business
Total industry volume is sensitive to factors such as weather, holidays, changes in demographics, consumer preferences and drinking occasions including major televised sporting events. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Consumption of beer in the Americas segment is seasonal, with nearly 39% of financial volume occurring during the months from May through August. In EMEA&APAC, the peak selling seasons typically occur during the summer months and during the Christmas and New Year holiday season.
Regulation
Our business is subject to various laws and regulations in the jurisdictions around the world in which we operate. These regulations govern many parts of our operations, including brewing, marketing and advertising, transportation, distributor relationships, sales and environmental issues. Excise taxes remitted to tax authorities are government-imposed excise taxes on beer. Excise taxes on beer are shown in a separate line item in the consolidated statements of operations as a reduction of sales.
The U.S. beer business is regulated by federal, state and local governments. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies. U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2023, our U.S. business excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis. Excise taxes are also levied in specific state and local jurisdictions at varying rates.
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer and other alcoholic beverages produced or imported into Canada (including the establishment of minimum prices), and impose commodity taxes, mark-ups and license fees in relation to its production, distribution and sale. In addition, the Canadian federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. In 2023, our Canadian business excise taxes, federal and provincial, were approximately $56 per hectoliter sold on a reported basis. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially within the U.S., affect the Canadian beer industry.
Most countries included in our EMEA&APAC segment where we carry out significant brewing or distribution activities are either a member of the European Union ("EU") or a current candidate to join the EU. The U.K. left the EU during 2020. As such, there are similarities in the regulations that apply to many parts of our EMEA&APAC segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, data protection and regulations. To operate breweries and conduct our business in these countries, we must obtain and maintain numerous permits and licenses from various governmental agencies. The government(s) of each country in which we sell our products levy excise taxes on alcohol beverages. All countries which are members of the EU apply laws on excise taxes that are consistent with the EU Directives and use measurements based on either alcohol by volume or Plato degrees. Non-EU countries use various taxation methods, including a flat excise rate per volume or methods similar to those used in the EU. In the year ended December 31, 2023 the excise taxes for our EMEA&APAC segment were approximately $46 per hectoliter on a reported basis.
People and Planet
Through Our Imprint Strategy, we have established goals and supporting initiatives for our People and Planet pillars to ensure we are good stewards of the assets and resources most important to our business. More information about our strategy and progress can be found in Our Imprint Report, available at www.molsoncoors.com/goals-and-reporting. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.

Governance of Our People and Planet Strategy
Our Board of Directors ("Board") is responsible for overseeing and monitoring Our Imprint Strategy, with specific areas of oversight delegated to the committees of the Board. The Board receives regular reports and recommendations from management and the Board committees to help guide our strategy, from Planet goals related to water, packaging and climate change, to People initiatives focused on retaining and developing a diverse and talented workforce. At the management level, our ESG Leadership Steering Committee ("ESG Steering Committee") is composed of senior executives and is responsible for the evolution of Our Imprint Strategy. Our Vice President of Sustainability & EHS works closely with the ESG Steering Committee on strategy development and initiative implementation and progress for our People and Planet focus areas.
Our executive leadership team and the chief people and diversity officers for the Americas and EMEA&APAC segments are tasked with managing all employment-related matters including recruitment, retention, leadership and development, compensation planning, succession planning, performance management, and diversity, equity and inclusion ("DEI"). The Compensation and Human Resource Committee ("CHR Committee") of the Board is responsible for establishing and reviewing the overall compensation philosophy of our Company and providing oversight on certain human capital matters, including our talent retention and development, leadership development, talent pipeline, programs and systems for performance management and DEI initiatives. Further, the CHR Committee is responsible for overseeing our progress against our social initiatives related to human capital management.
Putting People First
We believe that people are the heart of our Company and strive to create a culture where people are encouraged to and feel comfortable to bring their diverse perspectives and experiences to the table. As a global company, we believe we have a responsibility to nurture a workforce that reflects our local communities, which we believe makes us a better employer, partner and company of choice for our consumers and customers.
We have a global and varied workforce, with major employee centers in the U.S., Canada, the U.K. and Romania. As of December 31, 2023, we employed approximately 16,500 employees within our business globally with approximately 10,100 within our Americas segment and 6,400 within our EMEA&APAC segment. Approximately 750 of our employees are in our Global Business Services Centers based in Milwaukee, Wisconsin and Bucharest, Romania. As of December 31, 2023, approximately 30% and 24% of our Americas segment and EMEA&APAC segment workforces, respectively, are represented by trade unions or councils, which are subject to collective bargaining agreements that come due for renegotiation from time to time.
Diversity, Equity & Inclusion
We believe DEI should be deeply embedded in our corporate culture and how we operate, from how we work together to how we grow as a company. We have created roadmaps and action plans for the Americas and EMEA&APAC segments based on an assessment of our existing culture, programs and talent management processes.
Our 2023 initiatives and progress include:
•Month of Inclusion - In order to further increase awareness around DEI issues, we launched the Month of Inclusion in 2021, which built on the Week of Inclusion we introduced in 2020. The Month of Inclusion continued in 2023 and brought together our U.S., Latin America and Canada employees, and our EMEA&APAC employees, respectively, to focus on prioritizing inclusion, equity and workplace respect. The theme for the 2023 Month of Inclusion focused on Belonging and included a variety of presentations, discussions and external speakers. In the Americas, we promoted and supported our Employee Resource Groups ("ERGs") in their work to represent a number of different communities within our employee population – by race/ethnicity, gender, sexual orientation, early professionals, young families, and veterans, amongst others. The ERGs are aimed to help foster a diverse, inclusive workplace aligned with our values and culture. In 2022, we launched our 12th ERG, Disabilities United, to increase inclusion and awareness of visible and invisible disabilities and caretakers of members of the disabled community. In Western Europe, we created ERGs for gender, sexual orientation, disability and ethnicity and these groups are expected to play a key role in development of our strategy, initiatives and in encouraging and supporting all employees to bring their whole self to work.

•EMEA&APAC Governance Structure - In EMEA&APAC, we have implemented a governance structure that strives to (i) link DEI to business strategy, (ii) demonstrate senior level accountability, (iii) provide a voice to diverse talent at all levels of our organization and (iv) allow for regional autonomy to attempt to assure relevancy. A Divisional DEI Council leads, advocates, and is accountable for DEI progress in EMEA&APAC and aims to provide a common, coordinated approach across the regions. Further, Regional DEI Councils, with representatives sitting on the Divisional DEI Council, attempt to ensure divisional connectivity while recognizing the need for flexibility. Membership of these councils includes senior leaders and employee representatives. Key topics for the DEI Councils have included pay equity, inclusive hiring, external partnerships, representation goals and building DEI into our brands.
•Empathy Experience - Our Empathy Experience in the Americas is an immersive and interactive learning experience focused on building empathy between colleagues, within teams, and across our organization. As part of the experience, employees are guided through various spaces to build their awareness and understanding of the lived experience of certain diverse groups and communities. In the U.S., the Empathy Experience explores relationships and perceptions across five communities: Latino, Black, Women, LGBTQ and Asian Pacific. In 2023, we launched an "In Canada, For Canada" Empathy Experience based in Toronto. Through education, stories and activities, the participants in these empathy experiences explore how biases, microaggressions and stereotypes affect others in hopes of fostering a better connection through empathy.
Employee Wellbeing
We strive to be a provider of meaningful experiences and a safe and healthy workplace for all employees.
•Wellness - We promote healthy lifestyles across our global enterprise by offering health and insurance benefits and wellness and work/life balance programs that are tailored to employees' needs and culture by work location. In the Americas, employees can participate in our wellness programs that incentivize healthy habits and lifestyles. These resources include connections to virtual healthcare, remote fitness and wellness support, and a free employee assistance program for coping with stress, feelings of isolation, and anxiety. In the EMEA&APAC regions, we drive our employee wellbeing culture through a team made up of regional representatives who coordinate activities focused on the topics based on employee feedback. In 2023, these activities included certain wellness programs, as well as flexible work hours, wellness webinars and challenges, to further emphasize our wellbeing culture.
•Health & Safety - Our commitment to Health & Safety is focused on preventing workplace incidents and building a strong behavior-based safety culture across our entire workforce through training, our World Class Supply Chain operating system, and our values-based leadership development approach.
•Compensation and Benefits - We offer affordable and comprehensive benefits, which we routinely benchmark to try to ensure they are competitive, inclusive, aligned with our company culture and local practices, and allow our employees to meet their individual needs and the needs of their families. Our Total Rewards program in general provides a competitive base salary, incentive plans, health and insurance benefits, a deferred compensation option in certain regions with a potential employer match, paid time off plans, enhanced parental leave policies in many locations, an engaging Wellness Program and an Employee Assistance Program. Our business units comply with applicable parental leave laws and in many cases go further to provide flexible work schedules and extended leave for new parents. We believe our compensation and incentive programs motivate us to ignite growth and help to hold ourselves accountable for living out our values to achieve our short- and long-term goals.
•Talent Development - Our aim is to help employees unlock their full potential so they can thrive in their current job and realize new, potential growth opportunities. At Molson Coors, First Choice Learning serves as the global home for development resources to support the unique needs of our employees around the world. First Choice Learning invests in our people through in-person and online training programs, and experiential training opportunities to support employee health and safety, assist in building core competencies, share best practices and develop leadership capabilities. In 2023, we continued to invest in targeted development programs, including one aimed to accelerate the readiness of high potential employees to move into roles of greater scope and complexity. These programs include a blend of classroom training, coaching and mentoring and experiential action learning projects.
•Employee Engagement - We believe that engaging our employees through surveys during the onboarding process and throughout the employee journey provides us with valuable insight into how we can develop our company culture to help ensure that our people feel supported and are able to thrive at our company. We gauge our employees’ sentiments through Employee Experience surveys three times a year in the Americas and yearly in EMEA&APAC. In addition, our Chief Executive Officer regularly hosts live online question and answer sessions available to all employees. We believe these sessions also help create a company culture where open, honest dialogue is supported and encouraged, and where people are empowered to raise questions and concerns about our business and our culture.

Preserving the Planet
We have a long legacy of commitment to environmental sustainability, dating back to Bill Coors’ pioneering efforts to bring the two-piece aluminum can to market in the late 1950s and implementation of some of the first recycling programs in the U.S. In 2017, we launched Our Imprint goals for climate and water and, in 2019, incorporated our ambition to make our packaging more sustainable. As further detailed in the annual Our Imprint Report, we have several key Planet focus areas:
•Reduce greenhouse gas ("GHG") emissions – Against our 2016 baseline, our goal is to reduce Scope 1 & 2 GHG emissions by 50% for 2025 and 65% for 2030 along with a 40% reduction in Scope 3 emissions for 2030 and to achieve net zero emissions (Scope 1, 2 & 3) by at least 2050.
•Improve water resilience – We targeted an overall 22% improvement (versus 2016 baseline) in the water-to-product ratio of our breweries producing more than 150,000 hectoliters annually, and we collaborate with key partners on watershed management programs to improve the health of the Trinity River Basin watershed in Texas (home of our Fort Worth brewery) and the Upper South Platte River watershed in Colorado (home of our Golden brewery), collectively restoring more than three billion gallons of water to these watersheds since 2014.
•Responsibly manage packaging and waste – We aim to use widely recyclable packaging materials such as aluminum cans, glass bottles and fiberboard cartons, and we are working to eliminate polyethylene terephthalate ("PET") bottles and single-use plastic rings for our beer brands in the U.S., Canada and the U.K. while our Central & Eastern European operations are on pace to ensuring the PET bottles in those markets contain at least 25% recycled content by 2025 and 30% by 2030. By weight, approximately 4.3% of our packaging was plastic as of December 31, 2022.
•Implement more sustainable agricultural practices – We work closely with our barley farmers to test and learn with different growing practices across multiple regions and collect a broad range of data including water consumption. Against our 2016 baseline, by 2025, our goal is to produce annual barley crop with 10% less water per ton yielded.
As detailed in the annual Our Imprint Report, we continued the implementation of energy and water efficiency improvements across our facilities, including a multi-year renovation project of our Golden, Colorado brewery, a renewables contract for our Fort Worth, Texas brewery, and a wind-power based power purchase agreement in the U.K.
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
Global Intellectual Property
We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patent and design registrations with expiration dates through 2043 relating to brewing methods, beer dispensing systems, packaging and certain other innovations. We are not reliant on patent royalties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.
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

Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 20, 2024:

Name	Age	Position
Gavin D.K. Hattersley	61	President and Chief Executive Officer
Tracey I. Joubert	57	Chief Financial Officer
Sergey Yeskov	47	President and Chief Executive Officer, Molson Coors EMEA&APAC
Natalie Maciolek	45	Chief Legal & Government Affairs Officer and Secretary
Michelle E. St. Jacques	46	Chief Commercial Officer
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
Risks Related to our Company and Operations
Deterioration of general economic, political, credit and/or capital market conditions, including those caused by the ongoing Russia-Ukraine conflict, or other geopolitical tensions, could adversely affect our financial performance, our ability to grow or sustain our business, financial condition and results of operations, and our ability to access the capital markets. We compete around the world in various geographic regions and product markets. Global economic and political conditions affect our business and the businesses of our customers, suppliers and consumers. Recessions, economic downturns, price instability, inflation, slowing economic growth, social and political instability, and violent crime and related matters in the markets where we compete could negatively affect our revenues and financial performance, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by the Russia-Ukraine conflict, global supply chain disruptions and inflation have adversely impacted and could continue to adversely impact our business and financial results.
Specifically, the ongoing Russia-Ukraine conflict, has adversely affected the global economy, and the geopolitical tensions and conflicts it has generated and continues to generate negatively impact our operations. It has resulted in heightened economic sanctions from the U.S., the U.K., the European Union and the international community. As a result of the Russia-Ukraine conflict, in 2022 we suspended all exports of all our brands to Russia and subsequently terminated the license to produce any of our brands in Russia. Even though our sales in Russia have historically been limited, representing less than 0.2% of our 2021 consolidated net sales and less than 1% of our 2021 EMEA&APAC net sales, and we have no physical assets in Russia, the effect of the Russia-Ukraine conflict due to the widespread impact, particularly in Eastern Europe, has had and could continue to have a material adverse outcome on our business, financial condition, results of operations, supply chain, availability of critical supplies, intellectual property, partners, customers or employees. Further escalation of geopolitical tensions related to the Russia-Ukraine conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, cyberattacks, energy supply availability shortages, supply chain and logistics disruptions, lower consumer demand, and volatility in foreign exchange rates, interest rates and financial markets, any of which may adversely affect our business and supply chain. Similar geopolitical tensions and political conflicts could adversely impact our employees, financial performance and global operations, including by, among other things, jeopardizing the safety of our employees and facilities, disrupting our and our partners’ production, supply chain and logistics and communications, and causing market volatility, which could adversely impact consumer demand and our sales. More broadly, there could be additional negative impacts to our financial results if the Russia-Ukraine conflict worsens, including, among other potential impacts, economic recessions in certain neighboring countries or globally due to inflationary pressures, including with respect to food, energy and supply chain cost increases or shortages, or the geographic proximity of the conflict relative to the rest of Europe. In addition, the effects of the ongoing Russia-Ukraine conflict could amplify or affect many of our other risks described elsewhere in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

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
Our operations are dependent on the global supply chain and face significant exposure to changes in commodity and other input prices, and impacts of supply chain constraints and inflationary pressures could adversely impact our operating results. We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products. Our business has been, and may continue to be, impacted by supply chain constraints, including longer lead times, in part, by the Russia-Ukraine conflict and the uncertain economic environment worldwide. These supply chain constraints could put significant inflationary pressures on commodity and other input prices. In addition, current proposed or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and other components for our business. We use a large volume of agricultural and other raw materials, some of which are purchased through supply contracts with third parties, to produce our products, including barley, malted barley, hops, corn, other various starches, water and packaging materials, including aluminum cans and bottles, glass and polyethylene terephthalate containers as well as cardboard and other paper products. We also use a significant amount of diesel fuel, natural gas, electricity and carbon dioxide in our operations. The supply and price of these raw materials and commodities can be affected by a number of factors beyond our control, including market demand, inflation, alternative sources for suppliers, global geopolitical events, such as the Russia-Ukraine conflict (especially as to their impact on energy supply prices in general, including crude oil prices and the resulting impact on diesel fuel prices), global or regional disease outbreaks or pandemics, trade agreements among producing and consuming nations, governmental regulations (including tariffs), frosts, droughts and other weather conditions, changes in precipitation patterns, the frequency of extreme weather events, economic factors affecting growth decisions, plant diseases, theft and industry surcharges and other practices.
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
Geopolitical tensions may cause delays in shipments of our products and supplies. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesalers, and diminished brand loyalty.
Weak, or weakening of, economic, social or other conditions in the markets in which we do business, including cost inflation and reductions in discretionary consumer spending, could adversely impact demand for our products or cause consumers to suffer financial hardship, which could have a material adverse effect on our business and financial results. Beer consumption in some of our markets could be closely tied to general economic conditions and a significant portion of our portfolio consists of premium and above premium brands. Difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income driven by increases in inflation, energy costs, income (and other) taxes and the cost of living, increased and prolonged unemployment or a further decline in consumer confidence, as well as limited or significantly reduced points of access of our product, political or economic instability or other country-specific factors, could continue to have a material adverse effect on the demand for our products.
For example, under difficult or deteriorating economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products by shifting away from our premium and above premium products to lower-priced products offered by us or other companies or by shifting to off-premise from on-premise consumption, negatively impacting our net sales and margins. A significant portion of our consolidated net sales are concentrated in the U.S., Canada and countries in Europe, which represent the majority of net sales within our Americas and EMEA&APAC segments. Therefore, unfavorable macroeconomic conditions, such as inflationary pressures, a recession or continued slowed economic growth in the U.S., Canada or countries in Europe, could negatively affect consumer demand for our products in these important markets, which consequently, may negatively affect the results of operations in our Americas and EMEA&APAC segments. Softer consumer demand for our products could reduce our profitability and would have a material adverse effect on our business and financial results.
Loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, fires, hurricanes, floods, acts of war, terrorist attacks, cyberattacks and other disruptions in information systems, such as the March 2021 cybersecurity incident, disease outbreaks or pandemics and other natural disasters or catastrophic events that damage, disrupt or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. If any of our breweries or key facilities or the key facilities of our significant suppliers experience a significant operational disruption or catastrophic loss, it could delay, disrupt or reduce production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. Such significant disruptions could be due to, among other things:
•the loss or disruption of the timely availability of adequate supplies of essential raw materials for us and our suppliers, including single-source suppliers;
•our ability to effectively integrate new suppliers into our operations;
•material financial issues facing our suppliers, such as bankruptcy or similar proceedings;
•transportation and logistics challenges, including as a result of governmental restrictions and the availability and capacity of shipping channels as customers may shift to increased online shopping;
•the loss or disruption of other manufacturing, distribution and supply capabilities;
•labor shortages, strikes or work stoppages;
•the loss or disruption of the supply of carbon dioxide gas;
•acts of war and terrorism; or
•natural disasters, pandemics, public health crises, or other catastrophic events and the associated impacts of such events, including impacts on our employees, their families, or our suppliers.
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
Cybersecurity incidents impacting our information systems, and violations of data privacy laws and regulations could disrupt our business operations and adversely impact our reputation and results of operations. Our information systems may be the target of cyberattacks or other security breaches, which, if successful, could, among other things, disrupt our operations, applications and services, cause the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, prevent us from accessing or relying upon critical business records, cause reputational damage, or impact the costs or ability to obtain adequate insurance coverage. These incidents may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. The risk of cyber threats or cyberattacks increases as we rely more on digital partners, including supply-chain partners integrated into our business, who may also be the target of cyberattacks or other security breaches. If our information systems suffer severe disruption, damage, or shutdown we could experience delays and disruptions in our business, including brewery operations, production and shipments and delays in reporting our financial results, such as those we experienced with the March 2021 cybersecurity incident, which could adversely affect our cash flows, competitive position, reputation, financial condition or results of operations. A breach of our information systems, such as the March 2021 cybersecurity incident, could subject us to litigation, including class action or derivative lawsuits, regulatory fines, and penalties, any of which could have a material adverse effect on our financial results or reputation. We have seen an increase in the number of cyberattacks due, in part, to the large number of our employees and contractors that are working and accessing our technology infrastructure remotely because of shifts in working arrangements. In addition, the March 2021 cybersecurity incident may embolden other individuals or groups to target our information systems and impact the costs or ability for us to obtain adequate insurance coverages moving forward. Furthermore, continued geopolitical turmoil, including the Russia-Ukraine conflict, has heightened the risk of cyberattacks. As discussed further below, the rapid evolution and increased adoption of artificial intelligence and machine learning technologies may intensify our cybersecurity risks.
We expend significant financial resources to protect against cyber threats and cyberattacks. We may be required to incur further costs to alleviate problems and remedy damage caused by physical, electronic and cybersecurity breaches and to address possible increased information system attacks as a result of the incident, which could have a material adverse effect on our business and financial results. These events may not be insured against or may not be fully covered by any insurance maintained by us. Additionally, there is no assurance that the limitations of liability in any of our contracts would be enforceable or adequate to protect us from liabilities or damages as a result of a cyberattack or other cybersecurity incident. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented regardless of our expenditures and protection efforts. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results. For example, we incurred certain incremental one-time costs of $2.4 million in the year ended December 31, 2021 related to consultants, experts and data recovery efforts, net of insurance recoveries. Although we attempt to vigorously monitor and mitigate against cyber risks, including through leveraging multi-sourced threat intelligence and investing in new technologies, we may incur significant costs in protecting against or remediating cyberattacks or other cybersecurity incidents.
Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, including but not limited to, the European Union's General Data Protection Regulation, California Privacy Rights Act, the Virginia Consumer Data Protection Act, or the Colorado Privacy Act, may damage our reputation and credibility or expose us to increased risk of lawsuits, loss of existing or potential future customers and/or increases in our security costs and compliance burden, any of which could have a material adverse effect on our business and financial results. Other jurisdictions in which we operate have enacted or are proposing similar laws and regulations related to data privacy. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, even if encrypted, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches may be inconsistent from one jurisdiction to another and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.
Finally, the SEC has adopted new rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as disclose the occurrence of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management's attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject us to other forms of liability. This regulatory environment is increasingly challenging, and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
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
In addition, because our brands carry family names or we may partner with celebrities or other famous sponsors, personal activities by certain members of the Molson or Coors families, our promotional partners or business partners that harm their public image or reputation could also have an adverse effect on our brands or our reputation. Our brand image, reputation and financial results may be negatively impacted by our ability to navigate social media campaigns and trends in pursuit of various dynamic issues facing society on regional and global levels across the markets in which we operate.
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
The global beer industry and the broader alcohol industry are constantly evolving, and our position within the global beer industry and the success of our products in our markets may fundamentally change. If we do not successfully transform along with the evolving industry, market dynamics and consumer preferences, our business and financial results could be materially adversely affected.  The brewing industry has significantly evolved over the years becoming an increasingly consolidated global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements. In contrast, it has now become increasingly complex and competitive as the consolidation of brewers has resulted in fewer major market participants. As a result of the increased global consolidation of brewers and the dynamic of an expanding new segment within the industry with new market entrants, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position. In addition, local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the beer markets in the U.S. and Canada have long consisted of a select number of significant market participants with government-regulated routes to market. In Canada, changes to interprovincial trade rules, regulations, distribution models and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. As discussed further below, in December 2023 the Province of Ontario announced a set of non-binding key principles ("Key Principles") concerning the intended features of the future marketplace for beer distribution and retail systems in the Province of Ontario. Evolution in certain of our beer markets, together with emerging changes to consumer preferences, have resulted in a significant increase in market entrants, consumer choices and market competition, as well as increased government scrutiny.
Our Coors Light and Miller Lite brands in the Americas, and Carling, Staropramen, Coors, Madri, Ožujsko, and Bergenbier brands in EMEA&APAC represented more than half of each respective segment's sales volumes in 2023. Additionally, several of our brands represent a significant share of their respective market and, therefore, continued volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results.
Furthermore, the broader alcohol industry is experiencing a shift in drinking preferences and behaviors of consumers due to, among others, changing taste preferences, changing demographics, downturns in economic conditions or perceived value, as well as changes in consumers' perception of our brands and the brands of our competitors due to negative publicity, regulatory actions or litigation. There has been more attention focused on health concerns and the harmful consumption of alcoholic beverages, which could result in a change in the social acceptability of beer and other alcoholic beverages, which could materially impact the consumption of beer, other alcoholic beverages and, consequently, our sales. If we are unsuccessful in evolving with, and navigating through, these changes to the markets in which we operate, there could be a material adverse effect on our business and financial results. Specifically, the markets in which we operate have experienced vast expansion in above premium products, specifically in flavored malt beverages (including hard seltzers), ready-to-drink beverages, spirit-based beverages, craft beer, cider, and other similar beverages. If our competitors are able to respond more quickly to the evolving trends within those and similar beverage categories, or if our new products in these categories are not successful, our business and financial results may be adversely impacted.
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

Competition in our markets could require us to reduce prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors may have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. Furthermore, our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than us. In order for us to remain competitive, we will need to quickly and correctly adopt digital technologies, build analytical capabilities and scale brand expense investment levels, which our competitors may be able to achieve faster and with more resources. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results. In addition, continuing consolidation among major global brewers and between brewers and other beverage companies and convergence of beverage categories may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks, alternate distribution networks and pressures from marketing and pricing tactics by competitors. Further consolidation of distributors in our industry could reduce our ability to promote our brands in the markets in a manner that enhances rather than diminishes our brands' value, as well as reduce our ability to manage our pricing effectively and efficiently. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Failure to generate cost savings and margin improvement through our ongoing initiatives could adversely affect our profitability. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower profitability or loss of market share and volumes. We may also face inflationary pressures that may negatively influence our or our competitors' prices and reduce margins on our products. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our global competitors who may already be in such markets. For example, net sales in our Americas segment accounted for approximately 81% of our total 2023 net sales. As a result, to the extent that we are unable to maintain or grow our market share in our mature markets, our sales and, in turn, business and financial results could be materially and adversely affected.
Our success as an enterprise depends on our ability to successfully and timely innovate beyond beer, and any inability to deliver new products could have a material adverse effect on our business and financial results.    As part of our Acceleration Plan, our future growth will depend, in part, on our ability to timely innovate and develop new products beyond traditional beer. In connection with our Acceleration Plan, we plan to continue to innovate, test and scale products. In addition, we also rely on certain arrangements with partner brands for innovation, development and growth in new products beyond beer. However, the launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of incremental or one-time costs and an unsuccessful launch or short-lived popularity of our product innovations could, among other things, affect consumer perception of our existing brands and our reputation as well as result in inventory write-offs and other costs. Our inability to attract consumers to our product innovations relative to our competitors’ products, especially over time, could have a material adverse effect on our growth, business and financial results.
Changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol, could adversely affect our business. In recent years, there has been an increase in public and political attention on health and well-being as they relate to alcoholic beverages and the other categories in which we operate due in part to public concern over alcohol-related social problems, including driving under the influence, underage drinking and exposure to alcohol advertisements, and health consequences from the harmful use and misuse of alcohol. Negative publicity regarding alcoholic beverages and changes in consumer perceptions in relation to beer or other alcoholic beverages could adversely affect the sale and consumption of our products, which could adversely affect our business and financial results. Additionally, the concerns around alcohol, as well as health and well-being, could result in unfavorable regulations or other legal requirements in certain markets in which we operate, such as advertising, selling and other restrictions, increased taxes associated with our sales, or the establishment of minimum unit pricing. Any such regulations or requirements could change consumer and customer purchasing patterns and may require us to incur significant compliance costs, which could negatively impact our business and financial results. In particular, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring actions against us, to substantially curtail the consumption of alcohol, including beer, in developed and developing markets. Further, the alcohol industry may be criticized and experience an increase in the number of publications and studies, as well as lobbying efforts, arguing there is no safe level of alcohol consumption. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, in February 2021, the European Union published its Europe Beating Cancer Plan. As part of the plan, the European Union has indicated it may issue a proposal for mandatory health warnings on alcohol beverage product labels. In addition, Ireland passed a law requiring new health warning labels on our products.

Artificial intelligence presents challenges that can impact our business by posing security risks to confidential or proprietary information and personal data. The use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. Molson Coors may adopt and integrate artificial intelligence tools into our systems for specific use cases after review by legal and information security. Our vendors and third-party partners may incorporate artificial intelligence tools into their offerings with or without disclosing this use to us. The providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information and/or cause harm to our reputation and the public perception of the effectiveness of our security measures. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information and adversely impact our business.
Due to a high concentration of workers represented by unions or trade councils, we could be significantly affected by labor strikes, work stoppages or other employee-related issues. As of December 31, 2023, approximately 30% and 24% of our Americas and EMEA&APAC workforces, respectively, are represented by trade unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results. Furthermore, there may be additional work stoppages, unionization efforts or other employee-related issues, either prior to or following the expiration of these agreements, each of which could significantly affect our business and financial results. A prolonged labor strike, work stoppage, unionization efforts or other employee-related issues could have a material adverse effect on our business and financial results. For example, in the first few months of 2021, we experienced a labor disruption with our Toronto brewery unionized employees resulting from on going negotiations of the collective bargaining agreement which resulted in slightly slower than expected production at the Toronto brewery in the first few months of 2021. In addition, at the end of March through mid-June 2022, approximately 400 unionized employees in our Montreal/Longueuil, Québec brewery and distribution centers went on strike, which adversely affected our business, operations and financial results during the second and third quarters of 2022. Furthermore, on February 17, 2024, the Teamsters Local 997 initiated a strike at our Fort Worth, Texas brewery in the U.S. We have contingency plans in place designed to mitigate the potential financial impact and we remain committed to reaching an agreement that is fair to both our employees and to the Fort Worth brewery.
ESG issues and regulations, including those related to climate change and sustainability, and stakeholder response thereto may have an adverse effect on our business, financial condition and results of operations and damage our reputation. Companies across all industries are facing increasing scrutiny relating to their ESG practices and policies. The landscape related to ESG regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC, the State of California, and the European Commission have published proposed or final rules, including the European Commission's Corporate Sustainability Reporting Directive, that would require significantly increased disclosures related to climate change and other issues. We may experience significant future cost increases associated with regulatory compliance for ESG matters, including fees, licenses, reporting, and the cost of capital improvements for our operating facilities to meet environmental regulatory requirements. Increased focus and activism related to ESG may hinder our access to capital or negatively impact our stock price, as investors may reconsider their capital investment based on their assessment of our ESG practices and policies. In particular, investor advocacy groups, institutional investors, stockholders, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on ESG practices and policies of companies. These stakeholders have placed increased importance on ESG practices and their effect on companies from an investor, consumer, customer or employee perspective. If our ESG practices do not meet investor or other stakeholder expectations and standards or evolving regulatory requirements, our stock price, brand, sales, ability to access capital markets, reputation and employee retention, among other things, may be negatively affected.
In addition, we have published goals across a range of ESG areas, including environmental sustainability, greenhouse gas emissions, and diversity, equity and inclusion ("DEI") matters. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could increase our operational costs. In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. If we do not adapt to or comply with new ESG regulations, such as those related to climate change, carbon emissions and related ESG disclosure requirements, or fail to meet the ESG goals under Our Imprint 2025 strategy or evolving investor, industry or stakeholder expectations and standards, or if we are perceived (whether or not valid) to have not responded appropriately to the growing and various concerns for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from a competitor, and our reputation, business or financial results may be adversely affected. Further, if we incur adverse publicity and reaction from investors, activist groups or other stakeholders related to our ESG efforts and goals, the perception of us and our products and services by current and potential customers, as well as investors, could be adversely impacted which could adversely impact our business and financial results.
Climate change and other weather events may negatively affect our business and financial results.  There is concern that the continuing increase in global average temperatures could cause significant changes in global weather patterns and an increase in the frequency and severity of natural disasters. Global climate change could have various impacts on our operations, ranging from more frequent extreme weather events to extensive governmental policy developments, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, supply chain and customers. Changing weather patterns and more volatile weather conditions could result in decreased agricultural productivity in certain regions that may impact quality, limit availability or increase the cost of key agricultural commodities, such as hops, barley and other cereal grains, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions, including power disruptions and/or water availability implications due to the foregoing, could also impair production capabilities, disrupt our supply chain, distribution networks and routes to market, or impact demand for our products, any of which may cause us to experience additional costs to maintain or resume operations.
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
Beyond the commercial pressures implicated by climate change concerns, our operations may face potential adverse physical effects. For example, we have a major brewery in the state of Colorado, which experienced several significant wildfires in 2022, and we have another major brewery in Texas, which experienced a severe winter weather event in 2021. If any of our properties and production facilities experience a significant operational disruption or catastrophic loss due to natural disasters or severe weather events, it could delay or disrupt production, shipments, and revenue, and result in potentially significant expenses to repair or replace these properties, which may negatively affect our business and financial results.
An inadequate supply or availability of quality water could have a material adverse effect on, among other things, our sales, production processes, other costs and, in turn, profitability. Quality water is a key ingredient in our brewing process. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities and communities in which we or our suppliers manufacture our other products. Even where water is widely available, water purification, regulatory requirements, and waste treatment infrastructure limitations could increase costs or constrain our operations. Further, unavailability of clean water at our breweries or our other facilities or the facilities of our suppliers could limit our ability to brew, which could cause a decrease in production.
We have substantial brewery operations in the states of Colorado and Texas, which have been areas vulnerable to water scarcity conditions. Certain western states in the U.S. are experiencing an extended drought, which can impact the quality and quantity of agricultural ingredients such as barley and hops. The continuation or recurrence of such conditions could have an adverse effect upon our agricultural supply chain. We and our suppliers are dependent on sufficient amounts of quality water for operation of our breweries and key facilities and the key facilities of our significant suppliers. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their fields. A substantial reduction in water in certain agricultural areas could result in material losses of crops, such as barley or hops, which could lead to a shortage of our product supply. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs that we are unable or choose not to pass along to distributors through increased prices, or face production constraints, which could adversely affect our business and financial results.

We depend on key personnel, the loss of whom could harm our business, and labor shortages, employee turnover and wage increases could significantly impact our operations. The loss of the services and expertise of any key employee, or multiple members of senior management at the same time, could harm our business. Our future success depends on our ability to identify, attract and retain qualified personnel on a timely basis. If we were to experience turnover of any key employee or multiple members of senior management at the same time, or if a member or members of our senior management were to become ill or incapacitated, our stock price, our results of operations, our commercial and supply chain operations and our vendor or customer relationships could each be adversely impacted and such events may make recruiting for future management positions more difficult. The labor market for many of our employees is very competitive, and wages and compensation costs continue to increase. Our ability to attract and retain key talent has been, and may continue to be, impacted by challenges in the labor market, which has recently been experiencing wage inflation, labor shortages, and a continued shift toward remote work. In addition, labor costs are rising and our industry is experiencing a shortage of qualified workers. If we face labor shortages and/or increased labor costs as a result of increased competition for employees, higher employee turnover rates, or increases in employee benefits costs, our operating expenses could increase, which could negatively impact our growth and results of operations. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business, as discussed above. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.
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
Risks Related to Our Indebtedness, Capital Structure and Financial Condition
Our debt level subjects us to financial and operating risks, and the agreements governing such debt subject us to financial and operating covenants and restrictions. Our indebtedness subjects us to various financial and operating covenants, including, but not limited to, restrictions on priority indebtedness, leverage thresholds, liens, certain types of secured debt and certain types of sale lease-back transactions and transfers of assets, each of which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement or trigger a cross-default of other debt instruments. Such a default would adversely affect our credit ratings, may allow our creditors to accelerate the related indebtedness, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.
Our current and future debt levels and the terms of such debt could, among other things:
•make it more difficult to satisfy our obligations under the terms of our indebtedness;

•limit our ability to refinance our indebtedness on terms acceptable to us, or at all, or obtain additional financing for working capital, capital expenditures, strategic opportunities, including acquisitions or other investments, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity;
•limit our flexibility to plan for and adjust to changing business and market conditions, including successfully execute our Acceleration Plan, and increase our vulnerability to general adverse economic and industry conditions;
•require us to make unfavorable changes to our financing structure or require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund strategic opportunities, including acquisitions or other investments, working capital, business activities, and other general corporate requirements; and
•adversely impact our competitive position in the industry.
In addition, certain of our current and future debt and derivative financial instruments have or, in the future, could have interest rates that are tied to reference interest rates. The volatility and availability of such reference rates are out of our control and the risks related thereto could have a material adverse effect on us.
A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are, or are at risk of being, unable to meet our deleveraging commitments. Although we have publicly expressed our intention to maintain an investment grade debt rating, ratings are determined by third-party rating agencies and in some cases the events that may cause us to suffer a ratings downgrade are unpredictable and outside of our control, such as the macroeconomic climate or political instability. A credit ratings downgrade, particularly a downgrade below investment grade, could increase our costs of future borrowing, negatively impact our hedging instruments or sources of short-term liquidity and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets. Deterioration of our credit rating may also raise governance issues within the Company and with external regulators.
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
We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our financial results.  In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets that are considered to have indefinite useful lives. For example, as a result of our acquisition in October 2016 of the remaining portion of MillerCoors LLC (which we refer to as the "MillerCoors Acquisition"), we allocated approximately $6.3 billion and $7.6 billion to goodwill and indefinite-lived intangible assets, respectively. These assets are tested for impairment at least annually, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the brand impairment tests, we also reassess each brand's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our 2022 annual goodwill impairment testing indicated that the fair value of our Americas reporting unit was below its carrying value. As a result, we recorded a partial impairment charge of $845.0 million within goodwill impairment, in our consolidated statements of operations during the fourth quarter of 2022. As of the year ended December 31, 2023, the EMEA&APAC reporting unit was fully impaired while the Americas reporting unit had $5.3 billion of goodwill remaining.
Our most recent impairment analysis, conducted as of October 1, 2023, the first day of our fiscal fourth quarter, indicated that the carrying value of the Staropramen family of brands indefinite-lived intangible asset was determined to be in excess of its fair value such that a partial impairment charge of $160.7 million was recorded. In addition, as a result of the current year testing, it was determined that the Americas reporting unit and the Staropramen family of brands indefinite-lived intangible asset are at a heightened risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including Company-specific risks like the performance of our above-premium transformation efforts, expansion in products beyond beer and overall market performance, including execution of strategic initiatives for the Staropramen family of brands, along with macroeconomic risks like the continued prolonged weakening of economic conditions and cost inflation, or significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. The fair values of our Americas reporting unit and indefinite-lived intangible assets are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. Any future impairment of the Americas reporting unit or our indefinite-lived intangible assets, or reclassification of indefinite-lived intangible assets to definite-lived, may result in material charges that could have a material adverse effect on our financial results, as evidenced by the charges incurred during the fourth quarters of 2023 and 2022, as previously noted above. The testing of our goodwill for impairment is also predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Estimates" and Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for additional information related to the results of our annual impairment testing.
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price. Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, our Acceleration Plan, category growth, development and launch of innovative new products, market share projections, product pricing, sales, volume and product mix, foreign exchange rates and volatility, tax rates, interest rates, commodity prices, distribution through truck versus railcar, cost savings, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, pay dividends and meet debt obligations. In addition, our ability to achieve our Acceleration Plan goals, and the anticipated benefits, are subject to various assumptions and uncertainties. There is no assurance that we will fully realize the anticipated financial impacts or execute successfully on our Acceleration Plan in the time frames we desire or at all. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.
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
•loss of major customers;
•disruptions of operations that may be caused by strikes, work stoppages, labor unrest or natural disasters;
•the increase in price of certain ingredients and raw materials used in our products; or
•any of the foregoing, among other things, as a result of the Russia-Ukraine conflict or otherwise.
Termination or changes of one or more manufacturer, distribution or production agreements, or issues caused by our dependence on the parties to these agreements, could have a material adverse effect on our business and financial results.    We manufacture and distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to produce, import, market, distribute and sell certain Heineken brands in Canada, and our arrangements with ABI to brew and distribute Beck's, Stella Artois, and Lowenbrau and to distribute Hoegaarden, Leffe, and Corona in Central Europe. We also have agreements with Asahi for the production and import of Pilsner Urquell and Peroni Nastro Azurro into the U.S. under a perpetual royalty-free license. In addition, we also have authorizations from The Coca-Cola Company that grant us the right to produce, market, sell and distribute Topo Chico Hard Seltzer and Simply Spiked branded products in the U.S. and Canada, and Peace Hard Tea branded products in the U.S. These agreements have varying expiration dates and performance criteria, with several agreements approaching expiration in the near future. The non-renewal or loss of one or more of these arrangements, because of failure to perform or failure to agree to terms of an extension, or as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results. As part of our efforts to streamline operations and to manage capital investments, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these third parties to perform is largely outside of our control. If one or more of these parties experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, which could increase our costs or prevent or delay the delivery of our products. Further, our business includes various joint venture and industry agreements which standardize parts of the supply chain system. An example includes our warehousing and customer delivery systems in Canada organized under joint venture agreements with other brewers. Any negative change in these agreements or material terms within these agreements could have a material adverse effect on our business and financial results.
Risks Related to Legal Matters, Governmental Regulations and our International Operations
Unfavorable outcomes of legal or regulatory matters may adversely affect our business and financial condition and damage our reputation. We are from time to time involved in or subject to a variety of litigation, claims, legal or regulatory proceedings or matters related to our business, the alcohol industry in general, our advertising and marketing practices, product claims, product labeling and ingredients, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, tax, environmental, privacy, insurance, ERISA and employment matters. Such matters, even those that are ultimately non-meritorious, can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel, and may generate adverse publicity that damages our reputation or brand image. The assessment of the outcome of such matters, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control and are based on the information available to management at that time. The outcome of such matters, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management’s outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows and damage our corporate reputation and our brands.
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
•increased exposure to global disease outbreaks or pandemics; and
•other challenges caused by distance, language, and cultural differences.

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
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, Euro, British Pound, Czech Koruna, Serbian Dinar, New Romanian Leu, Bulgarian Lev and Hungarian Forint. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, perhaps adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, which may affect our operations, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. For instance, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.
Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions regarding such matters as tariffs, licensing requirements, trade and pricing practices, taxation, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, packaging material regulations, ingredient regulations, unclaimed property and other matters. These laws and regulations are subject to frequent re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement, which could have a material adverse effect on our business and financial results.
Future changes to U.S. or foreign trade policies, impositions of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations and fear of exposure to or actual impacts of a widespread disease outbreak, may lead to the continuation or escalation of such risks and uncertainty.

Furthermore, changes to existing tax laws or the adoption of new tax policies, regulations, guidance or laws, particularly in the U.S., U.K. and Canada, could have a material adverse impact to our effective tax rate, future cash tax liabilities and our financial results in general. In addition, the current economic and political environment, including the focus on corporate tax reform, anti-base erosion rules and tax transparency, may result in significant tax law changes in the numerous jurisdictions in which we operate and could have a material adverse impact to our effective tax rate, future cash tax liabilities and our financial results in general. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 ("IRA"), which included among other provisions, a 15% minimum tax on "adjusted financial statement income" and became effective for the Company beginning January 1, 2023. Recently, intergovernmental organizations such as the Organization for Economic Co-operation and Development ("OECD") and European Union ("EU") have proposed changes to the existing tax laws of member countries. For instance, the OECD has introduced model rules for a new 15% global minimum tax framework, as well as a proposal on the allocation of profit among tax jurisdictions in which companies operate. In December 2022, the EU member states agreed to incorporate the 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. Additionally, several non-EU countries, including the U.K., have recently proposed and/or adopted legislation consistent with the OECD global minimum tax framework. These tax laws and regulations could adversely impact our financial results beyond fiscal year 2024.
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
In addition, a number of governmental authorities, both in the U.S. and abroad, have considered, and are expected to consider, legislation aimed at packaging reducing the amount of plastic waste. Programs have included recommendations for extended producer responsibility, banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or excise taxes on packaging material, and requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes, could reduce the demand for certain of our products that contain plastic packaging, result in greater costs for manufacturers of plastic products or otherwise impact our business, financial condition and results of operations. Similarly, changes in applicable environmental regulations, including increased or additional regulations to discourage the use of particular materials (or encourage or mandate the use of other materials) may result in increased compliance costs, increased costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability. We may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes.
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
Failure to successfully identify, complete or integrate attractive acquisitions and joint ventures into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures. In order to compete in the consolidating global brewing and beverage industry, we anticipate that we may, from time to time, in the future acquire additional businesses like the Blue Run Spirits, Inc ("Blue Run") acquisition in the third quarter of 2023 or enter into additional joint ventures that we believe would provide a strategic fit with our business. Potential risks associated with acquisitions and joint ventures could include, among other things:
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
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. The Province of Ontario and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd. (collectively, the "Representative Owners"), and Brewers Retail Inc., operating under the name "The Beer Store" ("TBS"), are parties to a Master Framework Agreement ("MFA") that dictates the terms of the beer distribution and retail systems in Ontario. The initial term of the Master Framework Agreement does not expire until December 31, 2025, and the MFA contains a provision requiring two-year advance notice of the government's intention to not renew the MFA. In December 2023, the Province of Ontario notified the Representative Owners and TBS that it would not be renewing the MFA after the initial term of the MFA expires on December 31, 2025. The Province of Ontario simultaneously announced a set of non-binding Key Principles agreed upon between the Province of Ontario, the Representative Owners, and TBS, concerning the intended features of the future marketplace for beer distribution and retail systems in the Province of Ontario to be introduced no later than January 1, 2026. Under the Key Principles, TBS will continue its retail operations and will continue to be the primary distributor of beer in the Province of Ontario at least through 2031. The Key Principles also state grocery stores, convenience stores, gas stations, and big-box retailers in the Province of Ontario will be able to apply for licenses to sell beer, wine, cider, and ready-to-drink cocktails starting in 2026. The impacts of the Key Principles are still being analyzed and could have a negative impact on the results of operations, cash flows and financial position of our Americas Segment.
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
Additional Risks Related to our EMEA&APAC Segment
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar, in each case, in addition to the other impacts of the Russia-Ukraine conflict. Additionally, we face intense competition in certain of our European markets, particularly with respect to pricing, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. We may also face pressures resulting from a reduction in disposable incomes of consumers to spend on our products due to inflation, recessionary conditions and an increase in the cost of energy, primarily in countries located in central and eastern Europe, which could unfavorably affect our profitability. In addition, in recent years, beer volume sales in Europe have been shifting from on-premise, such as pubs and restaurants, to off-premise, such as retail stores, for the industry as a whole. Margins in sales to off-premise customers tend to be lower than margins from sales to on-premise customers, and, as a result, continuation or acceleration of this trend could further adversely affect our profitability.
Risks Related to Ownership of our Class B Common Stock
If Pentland and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of the Board do not agree on certain actions, generally the matter will not be approved, even if beneficial to us or favored by other stockholders or a majority of the Board.    Pentland Securities (1981) Inc. ("Pentland") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust") (a trust controlled by the Coors family and related parties), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. If these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if the Board, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the Board to take certain transformational actions. Thus, it is possible that our Company will not be authorized to take action even if it is supported by a simple majority of the Board.
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
Shareholder activism efforts or unsolicited offers from a third-party could cause a material disruption to our business and financial results. We may be subject to various legal and business challenges due to actions instituted by shareholder activists or unsolicited third-party offers. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and others. Proposed or future laws and regulations may increase the chance we become the target of shareholder activist campaigns, including ESG-related actions. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of the Board, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our cybersecurity program is managed by a dedicated Global Chief Information Officer whose team, including the head of Information Technology Security, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our Global Chief Information Officer has over 35 years of relevant industry experience, including over 29 years at our Company. Our Senior Director of Information Security functions as our Chief Information Security Officer and has over 20 years of relevant industry experience. Further, team members who support our cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems and programming, as well as cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager. Our Board, Audit Committee and senior management receive periodic briefings from the Global Chief Information Officer and the Senior Director of Information Security, concerning cybersecurity, information security and technology risks, and our related risk mitigation programs. In general, the Board is responsible for overseeing our enterprise risk management program ("ERM Program").

The ERM Program is a proactive and ongoing process led by our legal and risk professionals and senior management, to identify, assess and manage risks and to build out and track mitigation and reduction efforts. The Board has tasked the Audit Committee with overseeing, reviewing and discussing with management, the internal audit team and the independent auditors, our ERM Program, policies and procedures with respect to, among other things, the assessment and management of risks related to our cybersecurity and information security and the steps management has taken to monitor and control such risks.
The Audit Committee is also responsible for overseeing risks related to our cybersecurity, technology and information security programs and reviewing emerging cybersecurity, technology and information security developments and threats and our strategy to mitigate such risks. The Audit Committee provides another level of cybersecurity oversight through engagements at each Audit Committee meeting with senior management, including our Global Chief Information Officer and the Senior Director of Information Security. These reports include updates on our cybersecurity risks, threats, and incidents; our efforts to monitor, prevent, detect, mitigate and remediate the same; regulatory updates; the status of our cybersecurity projects, programs, and assessments; and periodic updates on our cybersecurity staffing and related matters. The Audit Committee regularly reports to the Board regarding these matters.
We engage in the ERM Program process semi-annually, which addresses, among other matters, emerging cybersecurity threats and models our exposure to the threat landscape against the overall strategic objectives of our Company. We regularly engage cybersecurity industry experts to assess, audit and consult on our cybersecurity practices. Further, we engage Managed Security Service Providers to monitor our information technology ("IT") environment, help identify attacks, forensically investigate and remediate breaches, and assess and test our IT system security. We also operate a cyber controls assessment program to monitor our internal program in between external assessments. We have also implemented a cybersecurity awareness training program to facilitate initial and continuing education for employees on cybersecurity and related matters. Regular reviews are conducted to assess our information security programs and practices, including incident management, service continuity, information security compliance programs and related achievements.
In addition, we operate a third-party cyber risk management capability which monitors the exposure of significant IT suppliers, significant software as a service suppliers and major vendors with access to our IT systems. We also monitor for significant changes in our cybersecurity risk posture and attempt to remediate the risk through collaboration with that partner. We also monitor for known breaches of the IT supplier landscape.
As previously disclosed, during March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused a shift in production and shipments from the first quarter of 2021 to the balance of fiscal year 2021. In addition, we incurred certain incremental one-time costs of $2.4 million for the year ended December 31, 2021, related to consultants, experts and data recovery efforts, net of insurance recoveries. See also Part I—Item 1A Risk Factors for the following risk: Cybersecurity incidents impacting our information systems, and violations of data privacy laws and regulations could disrupt our business operations and adversely impact our reputation and results of operations.

ITEM 2.    PROPERTIES
As of February 20, 2024, our major facilities were owned (unless otherwise indicated) and are as follows:

Facility	Location	Character
Administrative Offices
	Bucharest, Romania(1)	Global business services center
	Burton-on-Trent, U.K.(2)	EMEA&APAC segment operational headquarters
	Chicago, Illinois(1)	Americas segment operational headquarters
	Golden, Colorado	Corporate principal executive office and Americas segment administrative office
	Milwaukee, Wisconsin	Americas segment administrative office
	Montréal, Québec(1)	Corporate principal executive office and Americas segment administrative office
	Prague, Czech Republic	EMEA&APAC segment administrative office
	Toronto, Ontario	Americas segment administrative office
Americas Segment
Brewery/packaging plants	Albany, Georgia(3)	Brewing and packaging
	Chilliwack, British Columbia	Brewing and packaging
	Elkton, Virginia(3)	Brewing and packaging
	Fort Worth, Texas(3)	Brewing and packaging
	Golden, Colorado(3)	Brewing and packaging
	Longueuil, Québec	Brewing and packaging
	Milwaukee, Wisconsin	Brewing and packaging
	Toronto, Ontario	Brewing and packaging
	Trenton, Ohio(3)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Golden, Colorado(4)	Can and end manufacturing facilities
	Wheat Ridge, Colorado(4)	Bottling manufacturing facility
Malting operations	Golden, Colorado	Malting
EMEA&APAC Segment
Brewery/packaging plants	Apatin, Serbia(5)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, U.K.(5)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(5)	Brewing and packaging
	Prague, Czech Republic(5)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.	Brewing and packaging
	Zagreb, Croatia(5)	Brewing and packaging
(1)We lease office space for our Americas segment operational headquarters in Chicago, Illinois, our global business services center in Bucharest, Romania as well as our corporate principal executive office and Americas segment administrative office in Montréal, Québec.
(2)As of December 31, 2022, we signed a sale and leaseback agreement for the EMEA&APAC segment operational headquarters facility located in Burton-on-Trent. The sale and leaseback agreement is in effect until we relocate to an owned facility location that will serve as the new EMEA&APAC segment operational headquarters.
(3)The Golden, Trenton, Elkton, Albany and Fort Worth breweries collectively accounted for approximately 78% of our Americas segment production for the year ended December 31, 2023.

(4)The Wheat Ridge and Golden, Colorado facilities are leased from us by RMBC and RMMC, respectively.
(5)The Burton-on-Trent, Prague, Ploiesti, Apatin and Zagreb breweries collectively accounted for approximately 74% of our EMEA&APAC segment production for the year ended December 31, 2023.
In addition to the properties listed above, we have smaller capacity facilities, including craft breweries, in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the Americas segment and EMEA&APAC segment countries in which we operate.
We believe our facilities are well maintained and suitable for their respective operations. During the year ended December 31, 2023, our operating facilities were not capacity constrained.
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
The approximate number of record security holders by class of stock at February 13, 2024, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	22
Class B common stock, $0.01 par value	2,880
Class A exchangeable shares, no par value	205
Class B exchangeable shares, no par value	2,214
Performance Graph
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2018, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends.

The below is provided for informational purposes and is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Molson Coors
S&P 500
Peer Group

	2018	2019	2020	2021	2022	2023
Molson Coors	$100.00	$99.54	$84.45	$87.89	$100.54	$127.91
S&P 500	$100.00	$131.48	$155.66	$200.30	$163.99	$207.87
Peer Group	$100.00	$128.10	$110.93	$113.47	$113.80	$121.72
Dividends
We do not have any restrictions that prevent or limit our ability to declare or pay dividends. A quarterly dividend of $0.34 per share was paid during the third and fourth quarters of 2021 following the reinstatement of the quarterly dividend on July 15, 2021 by the Board after the quarterly dividend's suspension as a result of the coronavirus pandemic, for a total of $0.68 per share or a CAD equivalent of CAD 0.84 per share. A quarterly dividend of $0.38 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2022 for a total of $1.52 per share or a CAD equivalent of CAD 1.95 per share. A quarterly dividend of $0.41 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2023 for a total of $1.64 per share or a CAD equivalent of CAD 2.19 per share.

Issuer Purchases of Equity Securities
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended December 31, 2023:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
October 1, 2023 through October 31, 2023	—	$—	—	$2,000,000,000
November 1, 2023 through November 30, 2023	1,371,697	$59.29	1,371,697	$1,918,670,260
December 1, 2023 through December 31, 2023	1,102,997	$62.30	1,102,997	$1,849,958,156
Total	2,474,694	$60.63	2,474,694	$1,849,958,156
(1)On September 29, 2023, the Board approved a share repurchase program to repurchase up to an aggregate of $2.0 billion of our Company's Class B common stock, excluding brokerage commissions and excise taxes, with an expected program term of five years.
The number, price, structure and timing of the repurchases under the program, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements and other factors. Share repurchases may be made in the open market, in structured transactions, or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Company's Class B common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.
ITEM 6.    [Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For over two centuries, we have been brewing beverages that unite people to celebrate all life’s moments. From our core power brands Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko to our above premium brands including Madri, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our economy and value brands like Miller High Life and Keystone, we produce many beloved and iconic beer brands. While our Company’s history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits like Five Trail whiskey as well as non-alcoholic beverages. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
A discussion related to the results of operations and changes in financial condition for 2022 compared to 2021 has been omitted from this report, but may be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2022 Form 10-K, filed with the SEC on February 21, 2023, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.molsoncoors.com.
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods and (c) 2023, 2022 and 2021 refers to the 12 months ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

Items Affecting Reported Results
Items Affecting Consolidated Results of Operations
Cost Inflation
We have continued to incur significant cost inflation, including materials and manufacturing expenses, which negatively impacted our results of operations for the year ended December 31, 2023, although we experienced moderation in the second half of the year. While cost inflation has been high in all of our markets, the impact to COGS on a percentage basis was higher for our EMEA&APAC segment than our Americas segment. In addition, consumers in certain markets in our EMEA&APAC segment continued to be impacted by local inflation leading to a reduction in their discretionary purchases. In 2024, we expect inflationary pressures to moderate and improve from those experienced over the last year.
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
Premiumization of our Portfolio
In 2021, in order to support continued premiumization of our portfolio, we strategically de-prioritized and rationalized certain non-core SKUs predominantly in the economy segment. While we rationalized certain non-core economy SKUs, we retained key economy brands allowing us to maintain a portfolio for all socio-economic demographics. We believe the continued premiumization of our portfolio will drive sustainable net sales and earnings growth but result in potential volume declines due to the rationalization of certain SKUs and as the portfolio mix shifts towards a higher composition of above premium products.
Items Affecting Americas Segment Results of Operations
Truss Impairment and Sale
During the first quarter of 2022, we recognized an impairment loss of $28.6 million related to the Truss joint venture asset group of which $12.1 million was attributable to the noncontrolling interest. Additionally, during the third quarter of 2023, we sold our controlling interest in Truss and recognized a loss of $11.1 million. These losses were recorded within other operating income (expense), net. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" and Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Investments" for further information.
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

Keystone Litigation
During the first quarter of 2022, we accrued a liability of $56.0 million within MG&A related to probable losses as a result of the ongoing Keystone litigation case. During the years ended December 31, 2023 and December 31, 2022 we accrued $1.9 million and $0.6 million, respectively, in associated interest related to this accrued liability. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further information.
Items Affecting EMEA&APAC Segment Results of Operations
Staropramen Brands Impairment
During the fourth quarter of 2023, we recorded a partial impairment charge of $160.7 million to our indefinite-lived intangible asset related to the Staropramen family of brands within the EMEA&APAC segment as a result of our annual impairment analysis. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further information.
Russia-Ukraine Conflict
In February 2022, Russia invaded Ukraine and the conflict remains ongoing. As a result, we suspended exports of all our brands to Russia and subsequently terminated the license to produce any of our brands in Russia. While not material to our consolidated net sales, the Russia-Ukraine conflict negatively impacted our EMEA&APAC segment net sales for the years ended December 31, 2023 and December 31, 2022. In addition, the Russia-Ukraine conflict has caused a negative impact to the global economy which has impacted our Company, driving further increases to materials and manufacturing expenses as discussed in more detail above. See risk factors related to this conflict at Part I.—Item 1A. "Risk Factors".
Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021. See Part II—Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results comparing December 31, 2023 and December 31, 2022.

	For the years ended
	December 31, 2023	Change	December 31, 2022	Change	December 31, 2021
	(In millions, except percentages and per share data)
Net sales	$11,702.1	9.4%	$10,701.0	4.1%	$10,279.7
Cost of goods sold	(7,333.3)	4.1%	(7,045.8)	13.2%	(6,226.3)
Gross profit	4,368.8	19.5%	3,655.2	(9.8)%	4,053.4
Marketing, general and administrative expenses	(2,779.9)	6.2%	(2,618.8)	2.5%	(2,554.5)
Goodwill impairment	—	N/M	(845.0)	N/M	—
Other operating income (expense), net	(162.7)	321.5%	(38.6)	(13.3)%	(44.5)
Equity income (loss)	12.0	155.3%	4.7	N/M	—
Operating income (loss)	1,438.2	813.1%	157.5	(89.2)%	1,454.4
Total non-operating income (expense), net	(185.7)	(15.6)%	(220.0)	2.1%	(215.4)
Income (loss) before income taxes	1,252.5	N/M	(62.5)	N/M	1,239.0
Income tax benefit (expense)	(296.1)	138.8%	(124.0)	(46.2)%	(230.5)
Net income (loss)	956.4	N/M	(186.5)	N/M	1,008.5
Net (income) loss attributable to noncontrolling interests	(7.5)	N/M	11.2	N/M	(2.8)
Net income (loss) attributable to MCBC	$948.9	N/M	$(175.3)	N/M	$1,005.7
Net income (loss) attributable to MCBC per diluted share	$4.37	N/M	$(0.81)	N/M	$4.62

Financial volume in hectoliters	83.772	1.8%	82.272	(2.1)%	84.028
N/M = Not meaningful

Foreign currency impacts on results
For the year ended December 31, 2023, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Favorable impact of $9.5 million (favorable impact for EMEA&APAC of $56.0 million, partially offset by the unfavorable impact for Americas of $46.5 million).
•Cost of goods sold - Favorable impact of $1.0 million (favorable impact for Americas and Unallocated of $34.9 million and $1.8 million, respectively, partially offset by the unfavorable impact for EMEA&APAC of $35.7 million).
•MG&A - Favorable impact of $1.3 million (favorable impact for Americas of $14.2 million, partially offset by the unfavorable impact for EMEA&APAC of $12.9 million).
•Income (loss) before income taxes - Favorable impact of $9.1 million (favorable impact for Unallocated of $15.9 million, partially offset by the unfavorable impact for EMEA&APAC and Americas of $5.3 million and $1.5 million, respectively).
The impacts of foreign currency movements on our consolidated USD results described above for the year ended December 31, 2023 were primarily due to the strength of the USD as compared to the CAD partially offset by the weakening of the USD as compared to all currencies throughout Europe in which we operate.
Included in these amounts are both translational and transactional impacts of changes in foreign exchange rates. We calculate the impact of foreign exchange by translating our current period local currency results at the average exchange rates used to translate the financial statements in the comparable prior year period during the respective period throughout the year and comparing that amount with the reported amount for the period. The impact of transactional foreign currency gains and losses, including the impact of undesignated foreign currency forwards, is recorded within other non-operating income (expense), net in our consolidated statements of operations.
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
In late 2021 we de-prioritized and rationalized certain non-core SKUs, predominantly in the economy segment, in order to focus our strategy on growing our above premium portfolio and expanding beyond the beer aisle. This strategy was intended to drive sustainable net sales growth and earnings growth, despite potential volume declines due to the rationalization of certain SKUs and as the portfolio mix shifted toward a higher composition of above premium products. The strategy of premiumization, growing our above premium portfolio and expanding beyond the beer aisle continues to be a focus under the Acceleration Plan that was announced in the fourth quarter of 2023.
Net sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the year ended December 31, 2023 compared to December 31, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	1.8%	7.5%	0.1%	9.4%
Consolidated net sales per hectoliter	N/A	7.3%	0.1%	7.4%

Net sales increased 9.4% for the year ended December 31, 2023, compared to prior year driven by favorable price and sales mix, higher financial volumes and favorable foreign currency impacts.
Financial volumes increased 1.8% for the year ended December 31, 2023, compared to prior year, primarily due to higher financial volumes in the Americas segment, partially offset by lower EMEA&APAC financial volumes.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the year ended December 31, 2023, by 7.5% and 7.3%, respectively, primarily due to increased net pricing including the rollover benefit in the first three quarters due to taking several price increases in the prior year, as well as favorable sales mix. Favorable sales mix was driven by geographic mix due to higher volumes in the Americas segment and lower contract brewing volume related to the wind down of a contract brewing arrangement leading up to the termination by the end of 2024.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Cost of goods sold
Cost of goods sold increased 4.1% for the year ended December 31, 2023, compared to prior year, primarily due to higher cost of goods sold per hectoliter and higher financial volumes. Cost of goods sold per hectoliter increased 2.2% for the year ended December 31, 2023, compared to prior year, primarily due to cost inflation related to materials and manufacturing expenses and unfavorable mix, partially offset by changes in our unrealized mark-to-market commodity derivative positions of $126.9 million, cost savings and volume leverage.
Marketing, general and administrative expenses
MG&A expenses increased 6.2% for the year ended December 31, 2023, compared to prior year, primarily due to higher incentive compensation expense and increased marketing investment on core and innovation brands, partially offset by cycling the recording of a $56.0 million accrued liability in the prior year related to potential losses as a result of the ongoing Keystone litigation case.
Goodwill Impairment
See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for detail of our goodwill impairments.
Other operating income (expense), net
See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net decreased 15.6% for the year ended December 31, 2023, compared to prior year primarily due to lower net interest expense driven by higher interest income as well as the repayment of debt as a result of our continued deleveraging actions and the favorable impact of transactional foreign currency impacts, partially offset by lower pension and OPEB non-service net benefit.
Income taxes benefit (expense)

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Effective tax rate	24%	(198)%	19%
The increase in our effective tax rate for the year ended December 31, 2023 compared to the prior year was primarily due to the impact of the $845 million partial goodwill impairment, recorded within our Americas segment in the fourth quarter of 2022, which related to goodwill not deductible for tax purposes.
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

The OECD and EU have proposed changes to the existing tax laws of member countries. For instance, the OECD has introduced model rules for a new 15% global minimum tax framework, as well as a proposal on the allocation of profit among tax jurisdictions in which companies operate. In December 2022, the EU member states agreed to incorporate the 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. Additionally, several non-EU countries, including the U.K., have recently proposed and/or adopted legislation consistent with the OECD global minimum tax framework. We are continuing to evaluate the potential impact on future periods which could affect our effective tax rate.
Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Income Tax" for additional details regarding our effective tax rate.
Cost Savings Initiatives
Our next generation cost savings program, which began in 2020, delivered $605 million of cost savings over the three year program, which ended December 31 2022. The program was focused on building our capabilities and reorganizing to support our commercial revitalization strategy. Total cost savings delivered in 2022 and 2021 totaled approximately $115 million and $220 million, respectively. While we have not announced a formal cost savings program after the completion of this program in 2022, we continue to generate cost savings through initiatives in the normal course of business.

Segment Results of Operations
Americas Segment

	For the years ended
	December 31, 2023	Change	December 31, 2022	Change	December 31, 2021
	(In millions, except percentages)
Net sales(1)	$9,425.2	8.2%	$8,711.5	2.7%	$8,485.0
Income (loss) before income taxes	$1,566.7	400.7%	$312.9	(73.4)%	$1,176.5

Financial volume in hectoliters(2)	62.491	3.6%	60.323	(5.4)%	63.737
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 2.683 million hectoliters, 2.719 million hectoliters and 2.507 million hectoliters for the years ended December 31, 2023, 2022 and 2021, respectively.
Net sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the year ended December 31, 2023 compared to December 31, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	3.6%	5.1%	(0.5)%	8.2%
Americas net sales per hectoliter	N/A	5.0%	(0.6)%	4.4%
Net sales increased 8.2% for the year ended December 31, 2023, compared to prior year, driven by favorable price and sales mix as well as higher financial volumes, partially offset by unfavorable foreign currency impacts.
Financial volumes increased 3.6% for the year ended December 31, 2023, compared to prior year, primarily due to an increase in U.S. domestic shipments driven by volume growth in our core brands and higher shipments in Canada mainly attributed to cycling the prior year impacts of the Québec labor strike, partially offset by lower Latin America volumes. The increase in U.S. volume was driven in part by the continued shifts in consumer purchasing behavior largely within the premium beer segment.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the year ended December 31, 2023, by 5.1% and 5.0%, respectively, primarily due to increased net pricing including the rollover benefit in the first three quarters of the year of several price increases taken in the previous year and favorable sales mix as a result of lower contract brewing volume related to the wind down of a contract brewing arrangement leading up to the termination by the end of 2024.

A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Income (loss) before income taxes
Income before income taxes improved 400.7% for the year ended December 31, 2023, compared to prior year, primarily due to cycling a non-cash partial goodwill impairment charge of $845.0 million, increased net pricing, higher financial volumes, lower logistics expenses, partially offset by cost inflation related to materials and manufacturing expenses and higher MG&A expense. Higher MG&A spend was primarily due to increased marketing investment behind our core and innovation brands and higher incentive compensation expense, partially offset by cycling the recording of a $56.0 million accrued liability related to potential losses as a result of the ongoing Keystone litigation case.
EMEA&APAC Segment

	For the years ended
	December 31, 2023	Change	December 31, 2022	Change	December 31, 2021
	(In millions, except percentages)
Net sales(1)	$2,296.1	14.5%	$2,005.2	11.3%	$1,802.3
Income (loss) before income taxes	$(41.1)	N/M	$61.0	85.4%	$32.9

Financial volume in hectoliters(2)	21.286	(3.0)%	21.955	8.1%	20.315
N/M = Not meaningful
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.935 million hectoliters, 1.012 million hectoliters and 1.968 million hectoliters for the years ended December 31, 2023, 2022 and 2021, respectively.
Net sales
The following table highlights the drivers of the change in net sales and net sales per hectoliter for the year ended December 31, 2023 compared to December 31, 2022 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(3.0)%	14.7%	2.8%	14.5%
EMEA&APAC net sales per hectoliter	N/A	15.2%	2.9%	18.1%
Net sales increased 14.5% for the year ended December 31, 2023, compared to prior year driven by favorable price and sales mix as well as favorable foreign currency impacts, partially offset by a decline in financial volumes.
Financial volumes decreased 3.0% for the year ended December 31, 2023, compared to prior year, primarily due to declines in Central and Eastern Europe due to industry softness given the inflationary pressures on the consumer, partially offset by resilient demand and growth in above premium volumes in the U.K.
Price and sales mix favorably impacted net sales and net sales per hectoliter for the year ended December 31, 2023, by 14.7% and 15.2%, respectively, primarily due to increased net pricing including the rollover benefits from price increases taken in the previous year and favorable sales mix driven by geographic mix and premiumization.
A discussion of currency impacts on net sales is included in the "Foreign currency impact on results" section above.
Income (loss) before income taxes
Loss before income taxes was $41.1 million for the year ended December 31, 2023, compared to income before income taxes of $61.0 million in the prior year. The decline was primarily due to the impairment charge of $160.7 million to our indefinite-lived intangible asset related to the Staropramen family of brands, as well as cost inflation on materials, logistics and manufacturing expenses, higher MG&A spend, lower financial volumes as well as the unfavorable impact of foreign currency partially offset by increased net pricing to customers and favorable sales mix.

Unallocated Segment
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

	For the years ended
	December 31, 2023	Change	December 31, 2022	Change	December 31, 2021
	(In millions, except percentages)
Cost of goods sold	$(93.5)	(59.3)%	$(229.9)	N/M	$236.6
Gross profit	(93.5)	(59.3)%	(229.9)	N/M	236.6
Operating income (loss)	(93.5)	(59.3)%	(229.9)	N/M	236.6
Total non-operating income (expense), net	(179.6)	(13.0)%	(206.5)	(0.2)%	(207.0)
Income (loss) before income taxes	$(273.1)	(37.4)%	$(436.4)	N/M	$29.6
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the years ended December 31, 2023, 2022 and 2021. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net decreased 13.0% for the year ended December 31, 2023 compared to prior year primarily due to lower net interest expense and the favorable impact of transactional foreign currency, partially offset by lower pension and OPEB non-service net benefit.
See Part II - Item 8. Financial Statements and Supplementary Data, Note 9, "Debt" for further details on our debt instruments. See Part II - Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further discussion of pension and OPEB.
Liquidity and Capital Resources
Liquidity
Overview
Our primary sources of liquidity include cash provided by operating activities and access to external capital. We continue to monitor world events which may create credit or economic challenges that could adversely impact our profit or operating cash flows and our ability to obtain additional liquidity. We currently believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this report and our long-term liquidity requirements. We do not have any restrictions that prevent or limit our ability to declare or pay dividends.

While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of December 31, 2023, approximately 61% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties timely repatriating cash held outside the U.S., and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with the cash generated from the operations of our U.S. business, are sufficient to fund our current cash needs in the U.S.
Guarantor Information
SEC Registered Securities
For purposes of this disclosure, including the tables, "Parent Issuer" shall mean MCBC in its capacity as the issuer of the senior notes under the May 2012 Indenture and the July 2016 Indenture. "Subsidiary Guarantors" shall mean certain Canadian and U.S. subsidiaries reflecting the substantial operations of our Americas segment.
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its outstanding 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024. The issuances of the senior notes issued under the May 2012 Indenture and the July 2016 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 of this Annual Report on Form 10-K (the Subsidiary Guarantors, and together with the Parent Issuer, the "Obligor Group"). Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for details of all debt issued and outstanding as of December 31, 2023.
The following summarized financial information relates to the Obligor Group as of December 31, 2023 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.

Summarized Financial Information of Obligor Group

Year ended December 31, 2023
(In millions)
Net sales, out of which:	$9,234.4
Intercompany sales to non-guarantor subsidiaries	$117.1
Gross profit, out of which:	$3,563.0
Intercompany net costs from non-guarantor subsidiaries	$(360.4)

Net interest expense, out of which:	$(208.7)
Intercompany net interest expense from non-guarantor subsidiaries	$(2.6)

Income before income taxes	$1,311.1
Net income	$988.1

As of December 31, 2023
(In millions)
Total current assets, out of which:	$1,814.3
Intercompany receivables from non-guarantor subsidiaries	$255.7
Total noncurrent assets, out of which:	$24,641.0
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$4,178.6

Total current liabilities, out of which:	$3,048.4
Current portion of long-term debt and short-term borrowings	$885.6
Intercompany payables due to non-guarantor subsidiaries	$117.7
Total noncurrent liabilities, out of which:	$8,094.7
Long-term debt	$5,257.6
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors described in Part I, Item 1A. "Risk Factors".
Cash Flows from Operating Activities
Net cash provided by operating activities of $2,079.0 million for the year ended December 31, 2023 increased $577.0 million compared to $1,502.0 million for the year ended December 31, 2022. The increase in net cash provided by operating activities was primarily due to higher net income and the favorable timing of working capital in the Americas across all categories, partially offset by higher income taxes paid.
Cash Flows from Investing Activities
Net cash used in investing activities of $841.7 million for the year ended December 31, 2023 increased $216.6 million compared to $625.1 million for the year ended December 31, 2022. The increase in net cash used in investing activities was primarily due to higher acquisitions, lower proceeds from the sales of properties and other assets, as well as higher capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities of $981.4 million for the year ended December 31, 2023 increased $91.9 million compared to $889.5 million for the year ended December 31, 2022. The increase in net cash used in financing activities was primarily due to higher Class B common stock share repurchases, higher dividend payments, partially offset by lower net debt repayments.

Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
We had total cash and cash equivalents of $868.9 million as of December 31, 2023, compared to $600.0 million as of December 31, 2022. The increase in cash and cash equivalents from December 31, 2022 to December 31, 2023 was primarily due to the net cash provided by operating activities, partially offset by capital expenditures, net debt repayments, including the repayment of our CAD 500 million 2.84% note which matured in July 2023, dividend payments, Class B common stock share repurchases, as well as cash paid for the acquisition of businesses. See Part II—Item 8 Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows for additional detail.
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
Working Capital
We actively manage our working capital to ensure we are able to meet our short-term obligations and to provide more favorable timing of cash inflows. These efforts include optimizing our inventory levels and managing our payment terms on accounts payable and accounts receivable.
Borrowings
We repaid our CAD 500 million 2.84% notes upon their maturity on July 15, 2023 using cash on hand. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
2024
2026
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. On June 26, 2023, we amended and restated our multi-currency revolving credit facility. Among other things, the term was extended through June 26, 2028, and the borrowing capacity was increased to $2.0 billion. This $2.0 billion revolving credit facility amended our pre-existing $1.5 billion revolving credit facility, which would have matured on July 7, 2024. On September 28, 2023, we amended our commercial paper program, which reduces borrowing capacity under the revolving credit facility, to a maximum borrowing capacity of $2.0 billion to borrow at any time at variable interest rates. The $150.0 million sub-facility available for the issuance of letters of credit remains unchanged. As of December 31, 2023, we had $2.0 billion available to draw on our $2.0 billion revolving credit facility. As of December 31, 2023, we had no borrowings drawn on this revolving credit facility and no commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated revolving credit facility agreement, was 4.00x as of December 31, 2023 which remained unchanged from the requirement as of December 31, 2022. As of December 31, 2023 and December 31, 2022, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2023 rank pari-passu.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for further discussion of our borrowings and available sources of borrowings, including lines of credit.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. Guarantees of the outstanding third-party debt of our equity method investments, which are classified as current on the consolidated balance sheets, have been excluded from the material cash requirements table below. See Part II - Item 8 Financial Statements and Supplementary Data, Note 3, "Investments" and Part II - Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion.

Material Cash Requirements from Contractual and Other Obligations
A summary of our material cash requirements from our contractual and other obligations as of December 31, 2023, based on foreign exchange rates as of December 31, 2023, is as follows.

	Payments due by period
	Total	2024	2025-2026	2027-2028	2029 and thereafter
	(In millions)
Debt obligations	$6,182.2	$904.6	$2,377.6	$—	$2,900.0
Interest payments on debt obligations	2,986.3	214.6	407.2	261.2	2,103.3
Retirement plan expenditures(1)	384.3	42.9	77.9	77.1	186.4
Operating leases	270.7	53.6	83.5	43.3	90.3
Finance leases	74.3	8.5	19.6	9.7	36.5
Other long-term obligations(2)	2,286.2	616.6	785.5	555.1	329.0
Total obligations	$12,184.0	$1,840.8	$3,751.3	$946.4	$5,645.5
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt", Note 11, "Employee Retirement Plans and Postretirement Benefits," Note 10, "Derivative Instruments and Hedging Activities," Note 13, "Commitments and Contingencies" and Note 8, "Leases" for additional information.
(1)Represents expected contributions of $3.6 million under our defined benefit pension plans in the next twelve months and our benefit payments under postretirement benefit plans through 2033. The net underfunded liability as of December 31, 2023 of our defined benefit pension plans (excluding our overfunded plans) and postretirement benefit plans is $38.1 million and $470.6 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and thus, have been excluded from the above table.
(2)See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion of the majority of the other long-term obligations which includes supply and distribution and advertising and promotions commitments. The remaining balance relates to derivative payments, information technology services, pre-commencement leases, open purchase orders and other commitments.
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2023, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	2024	2025-2026	2027-2028	2029 and thereafter
	(In millions)
Standby letters of credit	$54.3	$52.6	$1.6	$0.1	$—
Credit Rating
Our current long-term credit ratings are BBB/Stable Outlook, Baa2/Positive Outlook and BBB/Stable Outlook with Standard & Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-2, Prime-2 and R-2, respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the applicable rating agency.
Capital Expenditures
We incurred $688.6 million, and paid $671.5 million, for capital improvement projects worldwide for the year ended December 31, 2023, excluding capital spending by equity method joint ventures, representing a decrease of $6.1 million from the $694.7 million of capital expenditures incurred for the year ended December 31, 2022. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on strengthening our focus on required returns on invested capital as we determine how to best allocate cash within the business.

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for discussion of off-balance sheet arrangements. As of December 31, 2023, we did not have any other material off-balance sheet arrangements.
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
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada and the U.K. Benefit accruals for the majority of employees in our U.S. and U.K. plans have been frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Our OPEB plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in the U.S., Canada and Europe. The U.S., Canada and U.K. defined benefit pension plans are primarily funded, but all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
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
Discount Rates
The assumed discount rates are used to present value future benefit obligations based on each plan's respective estimated duration. Our pension and OPEB discount rates are based on our annual evaluation of high quality corporate bonds in various markets based on appropriate indices and actuarial guidance. We believe that our discount rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our pension and OPEB obligations and related expense.
As of December 31, 2023, on a weighted-average basis, the discount rates used were 4.74% for our defined benefit pension plans and 4.64% for our OPEB plans. The change from the weighted-average discount rates of 5.01% for our defined benefit pension plans and 4.90% for our OPEB plans as of December 31, 2022 was primarily due to a decrease in interest rates at the end of 2023 across all plans.

A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2023 for our pension and OPEB plans:

	Decrease in discount rate	Increase in discount rate
	(In millions)
Unfavorable (favorable) impact to projected benefit obligation as of December 31, 2023
Pension obligation	$161.2	$(147.7)
OPEB obligation	20.1	(18.6)
Total impact to the projected benefit obligation	$181.3	$(166.3)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rate of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and our outsourced investment consultant. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 5.47% for our defined benefit pension plan assets for cost recognition in 2024. This is an increase from the weighted-average rate of 4.91% we assumed for 2023, primarily due to the increases seen in interest rates throughout the majority of 2023 causing higher expected future fixed income returns. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
A 50 basis point change in our expected return on assets assumptions made at the beginning of 2023 would have had the following effects on 2023 net periodic pension and postretirement benefit costs.

	Decrease in expected rate of return	Increase in expected rate of return
	(In millions)
(Unfavorable) favorable impact to the 2023 net periodic pension and postretirement benefit cost
Net periodic pension and postretirement benefit cost	$(14.1)	$14.1
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
Health Care Cost Trend Rates
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2023, the health care trend rates used were ranging ratably from 6.75% in 2024 to 3.57% in 2040, which are in line with our assumed health care trend rates ranging ratably from

6.50% in 2023 to 3.57% in 2040 as of December 31, 2022. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further information.
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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2023.
Goodwill and Intangible Asset Valuation
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. Our annual impairment test of goodwill and indefinite-lived intangible assets is performed as of October 1, the first day of the last fiscal quarter. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. As of December 31, 2023, the carrying values of goodwill and intangible assets were approximately $5.3 billion and $12.6 billion, respectively, with the goodwill balance entirely attributed to the Americas reporting unit.
We use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units and an excess earnings approach to determine the fair values of our indefinite-lived brand intangible assets. Our discounted cash flow projections include assumptions for growth rates for sales, costs and profits, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ to adjust for country or market specific risk associated with a particular brand, among other factors. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangible assets represent Level 3 measurements.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives, including our anticipated innovations or an increase in costs driven by inflation or other factors that could significantly impact our immediate and long-range results and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates, (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment loss may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further discussion and presentation of these amounts.

Annual Goodwill Impairment Test
As of the October 1, 2023 testing date, the fair value of the Americas reporting unit was determined to be in excess of its carrying amount and therefore no goodwill impairment charge was recorded. The Americas reporting unit continues to be at a heightened risk of future impairment as the carrying value exceeds its respective fair value by slightly less than 15%. The fair value of the Americas reporting unit increased during the current year, primarily due to higher forecasted cash flow projections, with the increases largely impacted by shifts in consumer preferences in the U.S. market towards our core brands leading to increased volumes, paired with pricing increases put in place starting in late 2022 as well as lower inflation rates than previously expected. This is partially offset by an increase to the discount rate as a result of the recent rising interest rate environment. Specifically, the discount rate used in developing our annual fair value estimates for the Americas reporting unit in the current year was 9.00% based on market-specific factors, as compared to 8.75% used as of the October 1, 2022 annual testing date. A 50 basis point increase in our discount rate assumption, holding all other assumptions and inputs constant, would not have resulted in an impairment of the Americas reporting unit.
Current projections used for the Americas reporting unit testing reflected growth assumptions associated with our continued plan to consistently grow our core power brand revenue, aggressively premiumize our portfolio, scale and expand beyond beer, invest in our capabilities and invest in our people, communities and planet, all of which are intended to benefit the projected cash flows of the business. While progress has been made on this strategy, including the strengthening of our core brands, there is not enough historical data yet to adequately predict future impacts and forecasted future cash flows are inherently at risk given that the strategies are still in progress. In addition, while we have included in our forecasted future cash flows estimates for expected cost inflation and adjusted our volumes to be reflective of the current beer industry trends, there is still inherent risk in achieving our goals. If our assumptions are not realized, it is possible that further impairment charges may be recorded in the future.
As of the October 1, 2022 testing date, an impairment loss of $845.0 million was recorded as the carrying value of the Americas reporting unit was determined to be in excess of its fair value. The decline in the fair value of the Americas reporting unit was largely impacted by macroeconomic factors including an increase to the discount rate as a result of the rising interest rate environment as well as reductions in management forecasts and expectations due primarily to cost inflation pressures and a softening beer industry in certain markets in which we operate.
Indefinite-Lived Intangible Assets
As of the October 1, 2023 testing date, the carrying value of the Staropramen family of brands in EMEA&APAC was determined to be in excess of its fair value such that an impairment loss of $160.7 million was recorded. As this is a partial impairment, the intangible asset is considered to be at a heightened risk of future impairment, and the carrying value of the brand was $426.9 million as of December 31, 2023. The decline in the fair value in the current year was impacted by reductions in management forecasts due to delays and changes in strategic priorities for expansion and distribution of the brand in certain export and license markets, increased optionality for consumers in the premium sector in key markets, and reduced demand in Central and Eastern Europe due to cost inflation pressures on consumers as well as macroeconomic factors including an increase to the discount rate as a result of the recent rising interest rate environment. The discount rate used in developing our annual fair value estimates for the Staropramen family of brands in the current year was 13.25% based on company specific and market-specific factors, as compared to 11.25% used as of the October 1, 2022 annual testing date. The current year rate includes elevated risk premiums to account for execution risk of strategic initiatives for the brands, including the launch of brand extensions and geographic expansion of the brands in certain markets, in addition to continued economic uncertainty in Central and Eastern Europe due to the effects of cost inflation and the associated impacts on consumer demand and discretionary spending.
The fair values of the Coors brands in the Americas, the Miller brands in the U.S, and the Carling brands in EMEA&APAC continue to be sufficiently in excess of their respective carrying values as of the annual testing date, with each having over 15% cushion of fair value over book value.
We utilize Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets. The future cash flows used in the analyses are based on internal cash flow projections based on our long range plans and include significant assumptions by management. A 50 basis point increase in our discount rate assumptions would not have resulted in an impairment of the Coors, Miller or Carling brand indefinite-lived intangible assets.
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
No other material triggering events were identified in either 2023 or 2022 related to the definite-lived intangible assets or other definite-lived assets.
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

Interest Rate Risk
We are exposed to volatility in interest rates with regard to our current and future debt offerings. Specifically, we are exposed to U.S. Department of Treasury rates, Canadian government rates and SOFR, or any such alternatives like SONIA or EURIBOR, for example. We may from time to time enter into interest rate swaps on our current debt obligations as our hedging strategy is to achieve our desired fixed-to-floating rate debt profile such that we manage the volatility in earnings as well as the cost of funding our operations. Further, we may enter into forward starting interest rate swaps to manage our exposure to the volatility of interest rates associated with future interest payments on a forecasted debt issuance.
In May 2023, we amended our 2026 forward starting interest rate swaps to replace LIBOR with SOFR. Subsequent to this transition, we are no longer exposed to LIBOR. As of December 31, 2023, the following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. As of December 31, 2022, the following table presents our fixed rate debt and forward starting interest rate swaps and the impact of an absolute 1% adverse change in interest rates on our forward starting interest rate swaps and a 10% adverse change in the yield on our fixed rate debt. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of December 31, 2023 and December 31, 2022, respectively. See Part II - Item 8. Financial Statements and Supplementary Data, Note 9. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022
USD denominated fixed rate debt	$4,900.0	$4,900.0	$(4,608.2)	$(4,295.9)	$(414.4)	$(223.4)
Foreign currency denominated fixed rate debt	$1,260.7	$1,594.2	$(1,248.6)	$(1,557.4)	$(13.5)	$(11.1)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$41.6	$40.0	$(78.9)	$(73.8)
Foreign Exchange Risk
Foreign currency exchange risk is inherent in our operations primarily due to operating results that are denominated in currencies other than the USD. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to mitigate a portion of the potentially unfavorable impact of exchange rates on our earnings and cash flows.
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
Approximately $3.6 billion, or 30%, of our net sales were denominated in functional currencies other than the USD for the year ended December 31, 2023. As a result, fluctuations in foreign currency exchange rates, particularly the CAD and the GBP, may have a material impact on our reported results. For the year ended December 31, 2023, net sales denominated in CAD and GBP both approximated $1.3 billion, for each respective currency.
We manage our foreign currency exposures through foreign currency forward contracts and net investment hedges. Our EUR foreign-denominated debt is a net investment hedge against our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts. The changes in fair value of the net investment hedge due to the fluctuations in the spot rate are recorded to AOCI. Our foreign currency forward contracts manage our exposure related to certain royalty agreements, the purchase of production inputs and imports that are denominated in currencies other than the entity's functional local currency and other foreign currency exchange exposure.
The following table includes details of our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of the foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2023 and December 31, 2022. Approximately 62% of our outstanding foreign currency forwards mature in 2024, 33% mature in 2025 and 5% mature thereafter.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022
Foreign currency denominated fixed rate debt	$1,260.7	$1,594.2	$(1,248.6)	$(1,557.4)	$(124.8)	$(142.6)
Foreign currency forwards	$219.4	$176.6	$(1.4)	$7.6	$(23.6)	$(18.3)
Commodity Price Risk
We are exposed to volatility in commodity prices as we use commodities in the production and distribution of our products. We specifically hedge our exposure to fluctuations in the price of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, sweeteners, barley and diesel. We utilize market-based derivatives and long-term supplier-based contracts, specifically a combination of purchase orders, long-term supply contracts and over-the-counter financial instruments to mitigate our commodity price risk by reducing price volatility for select commodities that are used in our supply chain.
The following table includes details of our commodity swaps used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. The following table excludes our commodity options because we have offsetting buy and sell positions. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2023 and December 31, 2022. Approximately 68% of commodity swaps mature in 2024, 29% mature in 2025 and 3% mature thereafter.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022	As of December 31, 2023	As of December 31, 2022
Swaps	$653.5	$525.2	$(30.4)	$69.0	$(58.1)	$(55.8)

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
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
The Board of Directors, operating through its Audit Committee composed of independent, outside directors, monitors the Company's accounting control systems and reviews the results of the Company's auditing activities. The Audit Committee meets at least quarterly, either separately or jointly, with representatives of management, PricewaterhouseCoopers LLP and internal auditors. To ensure complete independence, PricewaterhouseCoopers LLP and the Company's internal auditors have full and free access to the Audit Committee and may meet with or without the presence of management.

/s/ GAVIN D.K. HATTERSLEY	/s/ TRACEY I. JOUBERT
Gavin D.K. Hattersley	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Beverage Company	Molson Coors Beverage Company
February 20, 2024	February 20, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Molson Coors Beverage Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Molson Coors Beverage Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Americas Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance related to the Americas reporting unit was $5,325 million as of December 31, 2023. The carrying value of goodwill is evaluated for impairment at the reporting unit level at least annually or when an interim triggering event occurs that may indicate potential impairment. The Company’s annual impairment test is performed as of the first day of the fiscal fourth quarter. The evaluation involves comparing the reporting unit’s fair value to its carrying value. If the fair value exceeds its respective carrying value, then management would conclude that no impairment has occurred. If the carrying value exceeds its fair value, the Company would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to the reporting unit. A combination of a discounted cash flow analysis and market approach is used by management to determine the fair value of the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include the following, as disclosed by management, (i) growth rates for sales, costs and profits, which are based on various long-range financial and operational plans; (ii) prolonged weakening of economic conditions; or (iii) significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof, terminal growth rate, market multiples and / or weighted- average cost of capital. Management concluded that the fair value of the Americas reporting unit was in excess of its carrying value and therefore no goodwill impairment charge was recorded.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Americas reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Americas reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the weighted average cost of capital and growth rates for sales; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Americas reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Americas reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the weighted average cost of capital and growth rates for sales. Evaluating management's assumptions related to growth rates for sales involved evaluating whether the significant assumptions used were reasonable considering (i) the current and past performance of the Americas reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow analysis and market approach and (ii) the reasonableness of the weighted average cost of capital assumption.
Indefinite-Lived Intangible Asset Impairment Assessment - Staropramen Family of Brands (EMEA&APAC)
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived intangible asset brands balance was $8,002 million as of December 31, 2023, of which a portion relates to the Staropramen family of brands in the EMEA&APAC segment. The carrying value of the indefinite-lived intangible asset is evaluated for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. The Company’s annual impairment test is performed as of the first day of the fiscal fourth quarter. The evaluation involves comparing the indefinite-lived intangible asset’s fair value to its carrying value. If the fair value exceeds its respective carrying value, then management would conclude that no impairment has occurred. If the carrying value exceeds its fair value, the Company would recognize an impairment loss in an amount equal to the excess up to the total balance of the respective indefinite-lived intangible asset. As of the October 1, 2023 testing date, the carrying value of the Staropramen family of brands in EMEA&APAC was determined to be in excess of its fair value such that an impairment loss of $160.7 million was recorded by management. An excess earnings approach is used to determine the fair value of the indefinite-lived intangible asset. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the Company’s indefinite-lived intangible may include the following, as disclosed by management, (i) growth rates for sales, costs and profits, which are based on various long-range financial and operational plans, (ii) prolonged weakening of economic conditions, or (iii) significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof, terminal growth rates, and / or weighted average cost of capital.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for the Staropramen family of brands in EMEA&APAC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible asset for the Staropramen family of brands; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the weighted average cost of capital, growth rates for sales, and growth rates for costs associated with marketing, general, and administrative (MG&A) expenses; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of the Staropramen family of brands. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the indefinite-lived intangible asset for the Staropramen family of brands; (ii) evaluating the appropriateness of the excess earnings approach used by management; (iii) testing the completeness and accuracy of underlying data used in the excess earnings approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the weighted average cost of capital, growth rates for sales, and growth rates for MG&A expenses. Evaluating management’s assumptions related to growth rates for sales and growth rates for MG&A expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Staropramen family of brands; (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit, and (iii) for growth rates for sales assumption, whether the assumption was consistent with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of Company’s excess earnings approach and (ii) the reasonableness of weighted average cost of capital assumption.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 20, 2024

We have served as the Company’s auditor since 1974.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Sales	$13,884.6	$12,807.5	$12,449.9
Excise taxes	(2,182.5)	(2,106.5)	(2,170.2)
Net sales	11,702.1	10,701.0	10,279.7
Cost of goods sold	(7,333.3)	(7,045.8)	(6,226.3)
Gross profit	4,368.8	3,655.2	4,053.4
Marketing, general and administrative expenses	(2,779.9)	(2,618.8)	(2,554.5)
Goodwill impairment	—	(845.0)	—
Other operating income (expense), net	(162.7)	(38.6)	(44.5)
Equity income (loss)	12.0	4.7	—
Operating income (loss)	1,438.2	157.5	1,454.4
Interest expense	(234.0)	(250.6)	(260.3)
Interest income	25.4	4.3	2.0
Other pension and postretirement benefit (cost), net	10.2	36.6	46.4
Other non-operating income (expense), net	12.7	(10.3)	(3.5)
Total non-operating income (expense), net	(185.7)	(220.0)	(215.4)
Income (loss) before income taxes	1,252.5	(62.5)	1,239.0
Income tax benefit (expense)	(296.1)	(124.0)	(230.5)
Net income (loss)	956.4	(186.5)	1,008.5
Net (income) loss attributable to noncontrolling interests	(7.5)	11.2	(2.8)
Net income (loss) attributable to Molson Coors Beverage Company	$948.9	$(175.3)	$1,005.7

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$4.39	$(0.81)	$4.63
Diluted	$4.37	$(0.81)	$4.62

Weighted-average shares outstanding
Basic	216.0	216.9	217.1
Dilutive effect of share-based awards	1.3	—	0.5
Diluted	217.3	216.9	217.6

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net income (loss) including noncontrolling interests	$956.4	$(186.5)	$1,008.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	98.7	(329.8)	(28.4)
Cumulative translation adjustment reclassified from other comprehensive income (loss)	(0.6)	12.1	7.5
Unrealized gain (loss) recognized on derivative instruments	(2.5)	153.8	37.4
Derivative instrument activity reclassified from other comprehensive income (loss)	0.9	9.4	5.5
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	(6.4)	(59.6)	118.4
Pension and other postretirement activity reclassified from other comprehensive income (loss)	(11.2)	(1.6)	5.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	11.2	13.8	15.5
Total other comprehensive income (loss), net of tax	90.1	(201.9)	161.3
Comprehensive income (loss)	1,046.5	(388.4)	1,169.8
Comprehensive (income) loss attributable to noncontrolling interests	(8.4)	13.6	(2.3)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$1,038.1	$(374.8)	$1,167.5
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$868.9	$600.0
Trade receivables, net	757.8	739.8
Other receivables, net	121.6	126.4
Inventories, net	802.3	792.9
Other current assets, net	297.9	378.9
Total current assets	2,848.5	2,638.0
Property, plant and equipment, net	4,444.5	4,222.8
Goodwill	5,325.3	5,291.9
Other intangibles, net	12,614.6	12,800.1
Other assets	1,142.2	915.5
Total assets	$26,375.1	$25,868.3
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$3,180.8	$2,978.3
Current portion of long-term debt and short-term borrowings	911.8	397.1
Total current liabilities	4,092.6	3,375.4
Long-term debt	5,312.1	6,165.2
Pension and postretirement benefits	465.8	473.3
Deferred tax liabilities	2,697.2	2,646.4
Other liabilities	372.3	292.8
Total liabilities	12,940.0	12,953.1
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	27.9	—
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 212.5 shares and 210.5 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued: 2.7 shares and 2.7 shares, respectively)	100.8	102.2
Class B exchangeable shares, no par value (issued: 9.4 shares and 11.0 shares, respectively)	352.3	413.3
Paid-in capital	7,108.4	7,006.4
Retained earnings	7,484.3	6,894.1
Accumulated other comprehensive income (loss)	(1,116.3)	(1,205.5)
Class B common stock held in treasury at cost (13.9 shares and 10.5 shares, respectively)	(735.6)	(522.9)
Total Molson Coors Beverage Company stockholders' equity	13,196.0	12,689.7
Noncontrolling interests	211.2	225.5
Total equity	13,407.2	12,915.2
Total liabilities and equity	$26,375.1	$25,868.3
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$956.4	$(186.5)	$1,008.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	682.8	684.8	786.1
Amortization of debt issuance costs and discounts	5.7	7.7	6.7
Share-based compensation	44.9	33.6	32.1
Goodwill impairment	—	845.0	—
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	181.9	18.6	9.1
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	88.3	236.4	(233.8)
Equity (income) loss	(12.0)	(4.7)	—
Income tax (benefit) expense	296.1	124.0	230.5
Income tax (paid) received	(244.8)	(76.6)	(227.0)
Interest expense, excluding amortization of debt issuance costs and discounts	228.3	242.9	253.6
Interest paid	(229.0)	(240.0)	(256.2)
Change in current assets and liabilities (net of impact of business combinations) and other
Receivables	(0.7)	(108.5)	(137.6)
Inventories	21.7	(64.6)	(143.9)
Payables and other current liabilities	50.2	(16.1)	285.5
Other assets and other liabilities	9.2	6.0	(40.1)
Net cash provided by (used in) operating activities	2,079.0	1,502.0	1,573.5
Cash flows from investing activities
Additions to property, plant and equipment	(671.5)	(661.4)	(522.6)
Proceeds from sales of property, plant, equipment and other assets	10.9	32.2	26.0
Acquisition of business, net of cash acquired	(63.7)	—	—
Other	(117.4)	4.1	(13.3)
Net cash provided by (used in) investing activities	(841.7)	(625.1)	(509.9)
Cash flows from financing activities
Exercise of stock options under equity compensation plans	7.9	3.1	4.6
Dividends paid	(354.7)	(329.3)	(147.8)
Payments for purchases of treasury stock	(205.8)	(51.5)	—
Payments on debt and borrowings	(404.8)	(509.1)	(1,006.6)
Proceeds on debt and borrowings	7.0	7.0	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	(3.7)	1.4
Other	(31.0)	(6.0)	(23.8)
Net cash provided by (used in) financing activities	(981.4)	(889.5)	(1,172.2)
Effect of foreign exchange rate changes on cash and cash equivalents	13.0	(24.8)	(24.1)
Net increase (decrease) in cash and cash equivalents	268.9	(37.4)	(132.7)
Balance at beginning of year	600.0	637.4	770.1
Balance at end of year	$868.9	$600.0	$637.4

See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
Balance as of December 31, 2020	$12,621.3	$—	$2.1	$102.3	$417.8	$6,937.8	$6,544.2	$(1,167.8)	$(471.4)	$256.3
Exchange of shares	—	—	—	(0.1)	—	0.1	—	—	—	—
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	32.1	—	—	—	—	32.1	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	0.3	—	—	—	(0.5)
Net income (loss) including noncontrolling interests	1,008.5	—	—	—	—	—	1,005.7	—	—	2.8
Other comprehensive income (loss), net of tax	161.3	—	—	—	—	—	—	161.8	—	(0.5)
Contributions from noncontrolling interests	3.2	—	—	—	—	—	—	—	—	3.2
Distributions and dividends to noncontrolling interests	(14.3)	—	—	—	—	—	—	—	—	(14.3)
Dividends declared	(148.4)	—	—	—	—	—	(148.4)	—	—	—
Balance as of December 31, 2021	$13,664.1	$—	$2.1	$102.2	$417.8	$6,970.9	$7,401.5	$(1,006.0)	$(471.4)	$247.0
Exchange of shares	—	—	—	—	(4.5)	4.5	—	—	—	—
Shares issued under equity compensation plan	(2.9)	—	—	—	—	(2.9)	—	—	—	—
Amortization of share-based compensation	33.6	—	—	—	—	33.6	—	—	—	—
Purchase of noncontrolling interest	(1.4)	—	—	—	—	0.3	—	—	—	(1.7)
Net income (loss) including noncontrolling interests	(186.5)	—	—	—	—	—	(175.3)	—	—	(11.2)
Other comprehensive income (loss), net of tax	(201.9)	—	—	—	—	—	—	(199.5)	—	(2.4)
Share repurchase program	(51.5)	—	—	—	—	—	—	—	(51.5)	—
Contributions from noncontrolling interests	8.1	—	—	—	—	—	—	—	—	8.1

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
Distributions and dividends to noncontrolling interests	(14.3)	—	—	—	—	—	—	—	—	(14.3)
Dividends declared	(332.1)	—	—	—	—	—	(332.1)	—	—	—
Balance as of December 31, 2022	$12,915.2	$—	$2.1	$102.2	$413.3	$7,006.4	$6,894.1	$(1,205.5)	$(522.9)	$225.5
Exchange of shares	—	—	—	(1.4)	(61.0)	62.4	—	—	—	—
Shares issued under equity compensation plan	0.2	—	—	—	—	0.2	—	—	—	—
Amortization of share-based compensation	44.9	—	—	—	—	44.9	—	—	—	—
Purchase of noncontrolling interest	(8.5)	—	—	—	—	(5.5)	—	—	—	(3.0)
Deconsolidation of VIE	(8.8)	—	—	—	—	—	—	—	—	(8.8)
Net income (loss) including noncontrolling interests	957.1	—	—	—	—	—	948.9	—	—	8.2
Other comprehensive income (loss), net of tax	90.1	—	—	—	—	—	—	89.2	—	0.9
Share repurchase program	(212.7)	—	—	—	—	—	—	—	(212.7)	—
Contributions from noncontrolling interests	2.4	—	—	—	—	—	—	—	—	2.4
Distributions and dividends to noncontrolling interests	(14.0)	—	—	—	—	—	—	—	—	(14.0)
Dividends declared	(358.7)	—	—	—	—	—	(358.7)	—	—	—
Balance as of December 31, 2023	$13,407.2	$—	$2.1	$100.8	$352.3	$7,108.4	$7,484.3	$(1,116.3)	$(735.6)	$211.2
(1) All activity included in the noncontrolling interests column of the consolidated statements of stockholders' equity and noncontrolling interests excludes activity from our redeemable noncontrolling interests.

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
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods, and 2023, 2022 and 2021 refers to the twelve months ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Our primary operating currencies, other than USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, RON and RSD.
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
Acquisition
On August 7, 2023, we acquired a 75% equity interest in Blue Run, a U.S. based high end whiskey business, for a purchase price of $77 million, which included cash paid of $64 million. The acquisition is aligned with our strategy to expand beyond the beer aisle and enhance our presence in the spirits category.
The acquisition was accounted for as a business combination, with $88 million allocated to a definite-lived brand intangible asset to be amortized over a 15-year period and the remainder primarily allocated to other working capital balances and goodwill for the amount in excess of the net identifiable assets acquired. A noncontrolling interest was recognized at fair value based on a Monte Carlo simulation model and is recorded as redeemable noncontrolling interest in the consolidated balance sheets based on the contractual terms of the agreement. Pro forma results of operations have not been presented as the impact is not material to our results of operation or financial position.
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. ("Citi" or "the bank"), with $147.5 million and $135.2 million confirmed as valid and outstanding for the years ended December 31, 2023 and December 31, 2022, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our consolidated balance sheets. Under the program, we agree to pay the bank the stated amount of confirmed invoices from our designated suppliers on the original maturity dates of the invoices. We have no involvement in establishing the terms or conditions of the arrangement between the suppliers and the bank and do not participate in such transactions. Either Citi or us may terminate the agreement upon at least 30 days written notice. We do not provide secured legal assets or other forms of guarantees under the arrangement. Our current payment terms with the majority of the suppliers participating in the supplier finance program generally range from 60 to 120 days, which we deem to be commercially reasonable.

Government Assistance
We receive government assistance in the form of tax credits and grants, including tax credits from government agencies in certain jurisdictions around job creation and retention, as well as capital investment initiatives. This includes, but is not limited to, refundable and non-refundable property and income tax credits in various state and other local jurisdictions. We recognize amounts received from government assistance programs, including non income tax credits and grants, as a reduction to MG&A expenses in our consolidated financial statements, when it is probable we will receive the funds and have met the conditions, if any, required by the government assistance program. If we receive the government assistance at a point in time for services to be completed over time, the cash received is initially recorded in our consolidated balance sheets as other liabilities, and amortized as an offset to MG&A expenses over the service period of the agreement. No programs are individually material nor are the programs material in the aggregate.
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
Our primary revenue generating activity represents the sale of beer and other beverages to customers, including both domestic and exported product sales. Our customer could be a distributor, retail or on-premise outlet, depending on the market. The majority of our revenues are generated from brands that we own and brew ourselves; however, we also import or brew and sell certain non-owned partner brands under licensing and related arrangements. In addition, primarily in the U.K., we sell other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business." Sales from this business are included in our net sales and cost of goods sold when ultimately sold. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, negotiate with the customers on pricing and invoice customers for the product and related costs of delivery. In addition, we incur the risk of loss when we are in possession of the inventory and for the receivables due from the customers. Revenues for owned brands, partner and imported brands, as well as factored brands are recognized at the point in time when control is transferred to the customer as discussed above.
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
We do not have standard terms that permit return of product; however, in certain markets where returns occur we estimate the amount of returns as variable consideration based on factors including historical return experience and adjust our revenue accordingly. Products that do not meet our high quality standards are returned by the customer or recalled and destroyed and are recorded as a reduction of revenue. The reversal of revenue is recorded upon determination that the product will be recalled and destroyed. We estimate the costs required to facilitate product returns and record them in cost of goods sold as required.
For the years ended December 31, 2023, 2022 and 2021, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.
Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. During the years ended December 31, 2023, 2022 and 2021 no arrangements were individually material nor material in the aggregate.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain and fulfill contracts are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. No such assets or liabilities existed as of December 31, 2023 or December 31, 2022. Separately, trade receivables, net including affiliate receivables, approximates receivables from contracts with customers.
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

Excise Taxes
Excise taxes remitted to tax authorities are government-imposed excise taxes on beer. Excise taxes are shown in a separate line item in the consolidated statements of operations as a reduction of sales. In the consolidated balance sheets, excise taxes are generally recognized as a current liability within accounts payable and other current liabilities, with the liability subsequently reduced when the taxes are remitted to the tax authority. In cases where excise taxes are prepaid, they are recorded within other current assets, net.
Cost of Goods Sold
Our cost of goods sold includes costs we incur to make and ship beer and other beverages. These costs include brewing materials, such as barley, hops and various grains. Packaging materials, including aluminum, glass bottles, aluminum cans, cardboard and paperboard are also included in our cost of goods sold. Additionally, our cost of goods sold contains manufacturing expenses including both direct and indirect labor, shipping and handling including freight costs, utilities, maintenance costs, warehousing costs, purchasing and receiving costs, depreciation, promotional packaging, other manufacturing overheads and costs to purchase factored and other non-owned brands from suppliers, as well as the cost to facilitate product returns.
Marketing, General and Administrative Expenses
Our MG&A expenses include marketing expenses, including the direct costs related to the selling of a product or brand, media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are recorded as a prepaid asset and expensed when the advertising is first run. Included in MG&A is total marketing and advertising expenses which were approximately $1.1 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
This classification also includes general and administrative costs for functions such as finance, legal, human resources and information technology. These costs primarily consist of compensation, benefits and outside services, as well as bad debt expense related to our allowance for doubtful accounts. Unless capitalization is allowed or required by U.S. GAAP, legal costs are expensed when incurred. These costs also include our marketing and sales organizations, including compensation, benefits and other overheads, including travel and entertainment expenses. This line item additionally includes amortization costs associated with definite-lived intangible assets, as well as certain depreciation costs related to non-production equipment and share-based compensation.
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
Other Operating Income (Expense), net
Our other operating income (expense), net items represent charges incurred or benefits realized that we believe are significant to our current operating results warranting separate classification; specifically, such items are considered to be one of the following:
•restructuring charges, including certain employee-related charges, asset abandonment-related losses, fees on termination of significant operating agreements and other related exit or disposal charges;
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
Other Non-Operating Income (Expense), net
Our other non-operating income (expense), net classification primarily includes gains and losses associated with activities not directly related to our operations. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from the remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets and the mark-to-market activity associated with certain equity securities and other investments are classified in this line item. These gains and losses are reported in the operating segment in which they occur; however, foreign exchange gains and losses on intercompany balances and realized and unrealized changes in fair value on instruments not designated in hedging relationships related to financing and other treasury-related activities remain unallocated. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other non-operating income (expense), net.
Income Taxes
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets, liabilities and certain unrecognized gains and losses recorded in AOCI. We apply the intraperiod tax allocation rules to allocate our provision for income taxes between continuing operations and other categories of earnings, such as OCI, when we meet the criteria prescribed by U.S. GAAP.
The tax benefit from an uncertain tax position is recognized only if it is determined that the tax position will more likely than not be sustained based on its technical merits. We measure and record the tax benefits from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest, penalties and offsetting positions related to unrecognized tax benefits are recognized as a component of income tax expense with interest and penalties being recorded to income tax benefit (expense) in our consolidated statement of operations. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.
Other Comprehensive Income (Loss)
OCI represents income and losses for the reporting period, including the related tax impacts, which are excluded from net income (loss) and recognized directly within AOCI as a component of equity. OCI also includes amounts reclassified to the consolidated statement of operations during the reporting period that were previously recognized within AOCI. Amounts remaining within AOCI are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than the USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow hedging relationships and derivative and non-derivative instruments designated in net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, when we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future, the remeasurement of these instruments is recorded as a component of foreign currency translation adjustments within OCI. We release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.
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

Anti-dilutive securities excluded from the computation of diluted EPS for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were 0.6 million, 3.1 million and 1.8 million shares, respectively.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits are maintained with multiple, reputable financial institutions.
Dividends
On November 9, 2023, the Board declared a cash dividend of $0.41 per share, paid on December 15, 2023, to shareholders of Class A and Class B common stock of record on December 1, 2023. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.56 per share.
During the year ended December 31, 2023, dividends declared to eligible shareholders totaled $1.64 per share, with the CAD equivalent totaling CAD 2.19 per share. During the year ended December 31, 2022, dividends declared to eligible shareholders totaled $1.52 per share, with the CAD equivalent totaling CAD 1.95 per share.
In response to the global economic uncertainty created by the coronavirus pandemic, the Board suspended our regular quarterly dividend on our Class A and Class B common and exchangeable shares in May 2020. A quarterly dividend was reinstated during the third quarter of 2021. During the year ended December 31, 2021, dividends declared to eligible shareholders totaled $0.68 per share, with the CAD equivalent totaling CAD 0.84 per share.
Non-Cash Activity
Non-cash investing activities includes movements in our guarantee of indebtedness of certain equity method investments.. See Note 3, "Investments" for further discussion. We also had other non-cash activities related to capital expenditures incurred but not yet paid of $254.9 million, $234.3 million and $206.6 million during the years ended December 31, 2023, 2022 and 2021, respectively. In addition, we had non-cash activities related to our non-cash issuances of share-based awards. See Note 16, "Share-Based Payments" for further details.
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
During the first quarter of 2022, we recorded a non-cash transaction related to the establishment of an accrued liability of $56.0 million as the best estimate of the probable loss in the Keystone litigation case based on the jury verdict. During the years ended December 31, 2023 and 2022, we recorded non-cash transactions of $1.9 million and $0.6 million, respectively, in accrued interest associated with this accrued liability. See Note 13, "Commitments and Contingencies" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 8, "Leases," there was no other significant non-cash activity for the years ended December 31, 2023, 2022 and 2021.
Trade Receivables
We record trade receivables at net realizable value. This carrying value includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the trade receivable balances. We calculate this allowance based on our country-specific history of write-offs, level of past-due accounts based on the contractual terms of the receivables and our relationships with and the economic status of our customers, which may be impacted by current macroeconomic and regulatory factors specific to the country of origin. This methodology takes into consideration historical loss experience and current and forecasted changes in cash flows based on internal and external information. The allowance for doubtful accounts was $12.7 million and $13.2 million as of December 31, 2023, and December 31, 2022, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out ("FIFO") method. We regularly assess the shelf-life of our inventories and reserve for those inventories when it becomes probable the product will not be sold within our freshness specifications. In addition, we reserve for those inventories associated with discontinued SKUs or seasonal or other packaging material changes.

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
Property, Plant and Equipment
Property, plant and equipment is stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically and have the following ranges: buildings and improvements: 20-40 years; production and office equipment 3-25 years; and software: 3-5 years. Land is not depreciated and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. When property, plant and equipment is sold or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in our consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable. Our asset groups are generally identified at the segment level with the exception of certain craft breweries or other locations which may operate on a more stand-alone basis.
Returnable containers are recorded at acquisition cost and consist of returnable bottles, kegs, pallets and crates that are both in our direct control within our breweries, warehouses and distribution facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on our returnable containers in the market are recorded as deposit liabilities, included within accounts payable and other current liabilities in the consolidated balance sheets. We estimate that the loss, breakage and deterioration of our returnable containers is comparable to the depreciation calculated on an estimated useful life of up to 4 years for bottles, 5 years for pallets, 7 years for crates and 15 years for returnable kegs. We also own and maintain other equipment in the market related to delivery of our products to end consumers, for example on-premise dispense equipment and refrigeration units. This equipment is recorded at acquisition cost and depreciated over lives of up to 7 years, depending on the market, reflecting the use of the equipment, as well as the loss and deterioration of the asset.
The costs of acquiring or developing internal-use computer software, including directly-related payroll costs for internal resources, are capitalized and classified within property, plant and equipment. Software maintenance and training costs are expensed in the period incurred.
Property, plant and equipment held under finance lease are depreciated using the straight-line method over the estimated useful life or the lease term, whichever is shorter. Finance lease assets for which ownership is transferred at the end of the lease, or there is a purchase option that we are reasonably certain to exercise, are depreciated over the useful life that would be assigned if the asset were owned.
Cloud Computing Arrangements
Cloud computing arrangement implementation costs incurred in hosting arrangements that are service contracts are recorded within other assets in the consolidated balance sheets. Capitalized cloud computing arrangement implementation costs are amortized using the straight-line method over the remaining term of the contract. Amortization expense was $7.9 million, $6.2 million and $5.2 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

The following table presents the gross and net value of capitalized cloud computing implementation costs associated with active hosting arrangements.

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Cloud computing implementation costs	$56.5	$38.5
Less: accumulated amortization	(20.8)	(12.9)
Cloud computing implementation costs, net	$35.7	$25.6
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of the completion of our 2023 impairment testing, we have concluded that we have two reporting units, Americas and EMEA&APAC. See further discussion in Note 6, "Goodwill and Intangibles."
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
Goodwill impairments are recorded to the Goodwill impairment line item on the consolidated statement of operations whereas impairments of intangible assets are recorded in the "Other operating income (expense), net" line item.
Equity Method Investments
We apply the equity method of accounting to investments that we do not control but where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investments. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. See Note 3, "Investments" for further information regarding our equity method investments. There are no related parties that own interests in our equity method investments as of December 31, 2023.
Derivative Hedging Instruments
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest rates, foreign currency exchange, commodity prices, production and packaging material costs and for other strategic purposes related to our core business. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize our derivatives on the consolidated balance sheets as assets or liabilities at fair value and classify them in either current or non-current assets or liabilities based on each contract's respective unrealized gain or loss position and each contract's respective maturity. Consistent with our policy, our current derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross in our consolidated balance sheets.

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
Leases
We enter into contractual arrangements for the utilization of certain non-owned assets, primarily real estate and equipment, which are evaluated as finance or operating leases upon commencement and are accounted for accordingly. We assess whether an arrangement is or contains a lease at inception of the contract. For all contractual arrangements deemed to be leases (other than short-term leases, which have a duration of one year or less), as of the lease commencement date, we recognize on the consolidated balance sheets a liability for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use.
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
Lease-related expense is recorded within either COGS or MG&A expenses on the consolidated statements of operations, depending on the function of the underlying leased asset, with the exception of interest on finance lease liabilities, which is recorded within interest expense on the consolidated statements of operations.

Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans within each segment, including defined benefit plans, defined contribution plans and OPEB plans. Each plan is managed locally and in accordance with respective local laws and regulations. BRI and BDL, two of our equity method investments, maintain defined benefit, defined contribution and OPEB plans as well.
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
We employ the corridor approach for determining each plan's potential amortization from AOCI of deferred gains and losses, which occur when actual experience differs from estimates, into other pension and postretirement (benefit) cost, net. This approach defines the "corridor" as the greater of 10% of the projected benefit obligation or 10% of the market-related value of plan assets and requires amortization of the excess net gain or loss that exceeds the corridor over the average remaining service periods of active plan participants. For plans closed to new entrants and the future accrual of benefits, the average remaining life expectancy of all plan participants (including retirees) is used.
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
Subsequent Events
On February 13, 2024, our Company's Board of Directors declared a quarterly dividend of $0.44 per share, to be paid on March 15, 2024, to shareholders of Class A and Class B common stock of record on March 1, 2024. Shareholders of exchangeable shares will receive the CAD equivalent of dividends declared on Class A and Class B common stock.
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
In September 2022, the FASB issued authoritative guidance intended to provide consistent and transparent disclosures for a buyer in a supplier finance program by requiring disclosures of key program terms, the amount of obligations that have been confirmed as valid with the finance provider that are deemed outstanding as of the end of the period, a description of the financial line item in which this unpaid balance resides and a rollforward of the obligations including the amount of obligations confirmed and paid. We adopted this guidance, with the exception of the rollforward disclosure requirement, starting with our quarterly report for the three months ended March 31, 2023. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for additional information on our supplier finance programs. The rollforward disclosure requirement is effective for us in our annual report for the year ending December 31, 2024 and is required to be applied prospectively.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued authoritative guidance intended to enhance transparency and decision usefulness of income tax disclosures. The amendments are focused on two specific disclosure areas: the rate reconciliation and income taxes paid. More disaggregated income tax information, particularly at an individual jurisdiction level (country, state or local territory), is required in both disclosures if certain quantitative thresholds are met. The amendments to the rate reconciliation require the use of specific categories, with disclosure of percentages and reporting currency amounts. If not already evident, further explanation of the nature, effect and underlying causes of the reconciling items must be included. The amendments to the income taxes paid disclosure require reporting of net income taxes paid disaggregated by federal (national), state and foreign. This guidance is effective for us starting with our annual report for the year ending December 31, 2025 and the guidance should be applied prospectively. We are permitted to early adopt and can choose to apply the guidance retrospectively. When adopted, we expect the guidance to have an impact on disclosures only and to not have a material effect on our financial position or results of operations.
In November 2023, the FASB issued authoritative guidance intended to improve reportable segment disclosures and to enhance disclosures about significant reportable segment expenses. The amendments require additional disclosures for both annual and interim periods including disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss as well as other segment items by reportable segment, among other disclosures. This guidance is effective for us starting with our annual report for the year ending December 31, 2024 and the subsequent interim periods and is required to be applied retrospectively to all prior periods presented. Because the amendments do not change the methodology for the identification of operating segments, the aggregation of those operating segments or the application of the quantitative thresholds to determine reportable segments, we do not expect the guidance to have a material effect on our financial position or results of operations.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.
3. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. We have not provided any financial support to any of our VIEs during the year ended December 31, 2023 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net respectively on the consolidated balance sheets. See below under "Affiliate Transactions" for further details.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are Cobra Beer Partnership, Ltd. ("Cobra U.K."), RMMC and RMBC, as well as other immaterial entities. Our unconsolidated VIEs are BRI, BDL and TYC, as well as other immaterial investments.
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $35.4 million and $33.3 million recorded as of December 31, 2023 and December 31, 2022, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Equity Method Investments
BRI
BRI is a beer distribution and retail network for the Ontario region of Canada, with majority of the ownership residing with Molson Canada 2005, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). We hold a 50.9% ownership interest in BRI. BRI charges the brewers service fees that are designed so the entity operates on a cash neutral basis. This service fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products sold in the Ontario market. Based on the existing structure, control is shared, and we do not anticipate becoming the primary beneficiary in the foreseeable future.
See "Affiliate Transactions" below for BRI affiliate due to and due from balances as of December 31, 2023 and December 31, 2022, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
BDL
BDL is a distribution operation owned by Molson Canada 2005 and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share equal voting control of this business. We hold a 34.0% ownership interest in BDL.
BDL charges the owners service fees that are designed so the entity operates at break-even profit levels and annually, operates on a cash neutral basis. This service fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products sold in these provinces. See "Affiliate Transactions" section below for BDL affiliate due to and due from balances as of December 31, 2023 and December 31, 2022, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).

ZOA
During the third quarter of 2023, we increased our investment in ZOA Energy, LLC (“ZOA”), an energy drink company operating in the U.S. and Canada, bringing our ownership interest to 40%, on a fully diluted basis. This increase in ownership resulted in the transition of accounting for our investment from the fair value method under ASC 321 to equity method investment accounting under ASC 323 on a prospective basis and the cash outflow associated with the investment is reflected within Other in the Investing activities section of the consolidated statements of cash flows. Subsequent to the increase in our investment, the carrying value of our recorded ownership investment exceeded our ratable portion of underlying equity in the net assets of ZOA, and this basis difference was fully allocated to equity method goodwill. In addition, under our agreement, we hold an option to purchase incremental shares to increase our ownership to over 50% starting September 2024 for a 90-day period thereafter. Furthermore, we have an agreement to distribute ZOA’s products in certain channels in the U.S.
Other
TYC, a joint venture equally owned by MCBC and DGY West was formed to expand the commercialization of Yuengling's brands for new market expansion outside of Yuengling's original 22-state footprint and New England in the U.S. During the third quarter of 2021, TYC commenced retail operations with its first product sales in the state of Texas and in 2023, TYC expanded into three new markets consisting of Kansas, Oklahoma and Missouri. We concluded that TYC is a VIE for which we are not the primary beneficiary and therefore is accounted for as an equity method investment.
We have certain other immaterial equity investments we enter into from time to time that align with our organizational strategies and growth initiatives.
The total balance of our equity method investments was $222.7 million and $96.9 million as of December 31, 2023 and December 31, 2022, respectively. Our equity method investments are all within the Americas segment and are included in other assets on the consolidated balance sheets. These investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2023 or December 31, 2022, for any of these companies. We consider each of our equity method investments to be affiliates.
Affiliate Transactions
Amounts due from and due to affiliates as of December 31, 2023 and December 31, 2022, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
BRI	$—	$4.7	$1.6	$(0.3)
BDL	3.2	0.2	—	—
Other	4.2	5.4	5.2	1.3
Total	$7.4	$10.3	$6.8	$1.0
Consolidated VIEs
Rocky Mountain Metal Container
RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. Our U.S. business has a can and end supply agreement with RMMC. Under this agreement, we purchase substantially all of the output of RMMC. RMMC manufactures cans and ends at our facilities, which RMMC is operating under a use and license agreement. As RMMC is a limited liability company ("LLC"), the tax consequences flow to the joint venture partners.
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

Truss
On August 3, 2023, we sold our 57.5% controlling interest in Truss LP ("Truss") to Tilray Brands for an immaterial amount and recognized a loss of $11.1 million within other operating income (expense), net in our consolidated statement of operations upon deconsolidation of the business. Earlier in the year, on June 22, 2023, HEXO Corp, our joint venture partner in Truss, was acquired by Tilray Brands and this transaction had no impact on Molson Coors' ownership in the joint venture or on our consolidated results. Prior to the sale of our controlling interest, Truss was recorded as a consolidated VIE in the comparative periods presented.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests):

	As of
	December 31, 2023		December 31, 2022
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$261.6	$24.7	$228.2	$21.2
Other	$2.8	$3.3	$43.3	$16.1
As of December 31, 2023, for RMMC/RMBC, $108.2 million and $120.7 million were recorded in inventories, net and property, plant and equipment, net, respectively, on the consolidated balance sheets. As of December 31, 2022, for RMMC/RMBC, $81.1 million and $128.6 million were recorded in inventories, net and property, plant and equipment, net, respectively on the consolidated balance sheets.
4. Inventories

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Finished goods	$245.7	$269.1
Work in process	97.4	71.9
Raw materials	275.1	290.4
Packaging materials	184.1	161.5
Inventories, net	$802.3	$792.9
5. Property, Plant and Equipment

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Land and improvements	$365.1	$355.9
Buildings and improvements	1,283.4	1,205.5
Production and office equipment	5,156.0	4,897.3
Software	543.8	533.3
Construction in progress	783.7	497.4
Other	414.1	395.3
Total property, plant and equipment cost	8,546.1	7,884.7
Less: accumulated depreciation	(4,101.6)	(3,661.9)
Property, plant and equipment, net	$4,444.5	$4,222.8
Depreciation expense was $475.5 million, $476.7 million and $568.1 million in the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

6. Goodwill and Intangible Assets
The changes in the carrying value of goodwill is presented in the table below by segment.

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2021	$6,152.6	$—	$6,152.6

Impairments	(845.0)	—	(845.0)
Foreign currency translation, net	(15.7)	—	(15.7)
Balance as of December 31, 2022	$5,291.9	$—	$5,291.9

Acquisition(2)	29.2	—	29.2
Foreign currency translation, net	4.2	—	4.2
Balance as of December 31, 2023	$5,325.3	$—	$5,325.3
(1)Accumulated impairment losses for the Americas segment was $1,513.3 million as of December 31, 2023 and December 31, 2022. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020 with an accumulated impairment loss of $1,484.3 million.
(2)Goodwill acquired in our Americas segment was related to the Blue Run acquisition further discussed in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The goodwill acquired is not deductible for tax purposes.
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2023:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,029.2	$(1,634.4)	$3,394.8
License agreements and distribution rights	10 - 20	204.9	(117.6)	87.3
Other	5 - 40	84.8	(25.8)	59.0
Intangible assets not subject to amortization
Brands	Indefinite	8,002.0	—	8,002.0
Distribution networks	Indefinite	763.9	—	763.9
Other	Indefinite	307.6	—	307.6
Total		$14,392.4	$(1,777.8)	$12,614.6
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2022:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,861.1	$(1,416.7)	$3,444.4
License agreements and distribution rights	15 - 20	200.0	(108.0)	92.0
Other	5 - 40	88.8	(27.7)	61.1
Intangible assets not subject to amortization
Brands	Indefinite	8,148.6	—	8,148.6
Distribution networks	Indefinite	746.4	—	746.4
Other	Indefinite	307.6	—	307.6
Total		$14,352.5	$(1,552.4)	$12,800.1

The increase in the gross carrying amounts of intangible assets from December 31, 2022 to December 31, 2023 was primarily driven by the acquired brand intangible asset related to Blue Run as well as the impact of foreign currency exchange rates as a significant amount of intangible assets are denominated in foreign currencies, partially offset by the impairment of the Staropramen family of brands during the fourth quarter of 2023.
Based on foreign exchange rates as of December 31, 2023, the estimated future amortization expense of intangible assets for the next five years is as follows:

Year	Amount
(In millions)
2024	$210.8
2025	$210.8
2026	$192.3
2027	$127.8
2028	$126.2
Amortization expense of intangible assets was $207.3 million, $208.1 million and $218.0 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. This expense was primarily presented within MG&A in our consolidated statements of operations.
Annual 2023 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2023, the first day of our fourth quarter, using a combination of a discounted cash flow analysis and market approach in the determination of fair value and concluded that the fair value of the Americas reporting unit was in excess of its carrying value by slightly less than 15% and therefore no goodwill impairment charge was recorded.
The fair value of the Americas reporting unit increased during the current year and was largely impacted by shifts in consumer preferences in the U.S. market towards our core brands leading to increased volume and share, paired with pricing increases put in place starting in late 2022 as well as lower than previously expected inflation rates. This is partially offset by an increase to the discount rate as a result of the recent rising interest rate environment. Specifically, the discount rate used in developing our annual fair value estimates for the Americas reporting unit in the current year was 9.00% based on market-specific factors, primarily the recent interest rate environment, as compared to 8.75% used as of the October 1, 2022 annual testing date.
Due to the current amount by which the Americas reporting unit fair value exceeds its carrying value, the reporting unit continues to be at a heightened risk of future impairment. We continue to focus on growing our core power brand net sales, aggressively premiumizing our portfolio and scaling and expanding beyond beer. While progress has been made on these strategies over recent years, including the strengthening of our core brands, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. These growth targets have been aligned with current expectations of the beer industry environment and broader macroeconomic conditions such as cost inflation for certain inputs, which could continue to put pressure on achieving key margin and cash flow projections into the future. Additionally, the fair value determinations are sensitive to changes in forecasted cash flows, macroeconomic conditions, market multiples or discount rates that could negatively impact future analyses, including the ongoing impacts of cost inflation, further increases to interest rates, and other external industry factors impacting our business. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
As of the October 1, 2023 testing date, the carrying value of the Staropramen family of brands in EMEA&APAC was determined to be in excess of its fair value such that an impairment loss of $160.7 million was recorded within other non-operating income (expense), net. As this is a partial impairment, the intangible asset is considered to be at a heightened risk of future impairment, and the carrying value of the brand was $426.9 million as of December 31, 2023. The decline in the fair value in the current year was impacted by reductions in management forecasts due to delays and changes in strategic priorities for expansion and distribution of the brand in certain export and license markets, increased optionality for consumers in the premium sector in key markets, and reduced demand in Central and Eastern Europe due to cost inflation pressures on consumers as well as macroeconomic factors including an increase to the discount rate as a result of the recent rising interest rate environment. The discount rate used in developing our annual fair value estimates for the Staropramen family of brands in the current year was 13.25% based on company-specific and market-specific factors, as compared to 11.25% used as of the October 1, 2022 annual testing date.

The fair value of the Coors brands in the Americas, the Miller brands in the U.S. and the Carling brands in EMEA&APAC all exceeded their respective carrying values by over 15.0% as of the annual testing date.
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
Key Assumptions
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. If our assumptions are not realized, it is possible that impairment charges may need to be recorded in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives or increase in costs driven by inflation or other factors that could significantly impact our immediate and long range results, a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, changes in trends and consumer preferences within the industry towards other brands or product categories, unfavorable working capital changes and an inability to successfully achieve our cost savings targets, (ii) adverse changes in macroeconomic conditions or an economic recovery that significantly differs from our assumptions in timing and/or degree (such as a global pandemic or recession), (iii) significant unfavorable changes in tax rates, (iv) volatility in the equity and debt markets or other country specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as cost inflation and the potential impacts this may have on our immediate or long range results. We also continuously monitor the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Substantial changes in any of these inputs could lead to a material impairment. Furthermore, increased volatility in the equity and debt markets or other country specific factors, including, but not limited to, extended or future government intervention in response to inflation, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment.
Annual 2022 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment analysis as of October 1, 2022 and concluded that the carrying value of the Americas reporting unit was in excess of its fair value amount such that an impairment loss of $845.0 million was recorded to the "Goodwill impairment" line item on the consolidated statements of operations. The decline in the fair value of the Americas reporting unit was largely impacted by macroeconomic factors including an increase to the discount rate as a result of the recent rising interest rate environment as well as reductions in management forecasts and expectations due primarily to cost inflation pressures and a softening beer market in certain markets in which we operate.
In conjunction with the annual 2022 goodwill impairment analysis, we also evaluated the indefinite-lived and definite-lived intangible assets within our Americas and EMEA&APAC reporting units and concluded no impairments were required for our indefinite-lived assets or definite-lived intangible assets.
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
No other material triggering events were identified in either the year ended December 31, 2023 or 2022 related to definite-lived intangible assets or other long-lived assets.
7. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Accounts payable and accrued trade payables	$2,149.8	$2,068.2
Accrued compensation	316.8	249.2
Accrued excise and other non-income related taxes	255.1	239.9
Accrued interest	82.8	87.6
Returnable container deposit liabilities	113.2	116.8
Operating lease liabilities	46.9	44.7
Other(1)	216.2	171.9
Accounts payable and other current liabilities	$3,180.8	$2,978.3
(1)Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits, guarantee liabilities for some of our equity method investments and various other accrued expenses.
8. Leases
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, lease expense (including immaterial short-term and variable lease costs) was as follows.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Operating lease expense	$81.3	$72.5	$73.2
Finance lease expense	9.5	9.5	10.4
Total lease expense	$90.8	$82.0	$83.6
Supplemental cash flow information related to leases for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 was as follows.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows for operating leases	$58.7	$52.5	$56.8
Operating cash flows for finance leases	$3.3	$3.6	$4.5
Financing cash flows for finance leases	$5.1	$4.4	$3.6
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$115.7	$63.9	$34.0
Finance leases	$1.7	$3.8	$7.5

Supplemental balance sheet information related to leases as of December 31, 2023 and December 31, 2022 was as follows:

		As of
		December 31, 2023	December 31, 2022
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$200.7	$132.7
Current operating lease liabilities	Accounts payable and other current liabilities	$46.9	$44.7
Non-current operating lease liabilities	Other liabilities	163.9	99.3
Total operating lease liabilities		$210.8	$144.0

Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$46.4	$50.2
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$5.2	$5.3
Non-current finance lease liabilities	Long-term debt	48.5	56.2
Total finance lease liabilities		$53.7	$61.5
The weighted-average remaining lease term and discount rate as of December 31, 2023 were as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	7.5	5.1%
Finance leases	9.6	6.4%
Based on foreign exchange rates as of December 31, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2024	$53.6	$8.5
2025	46.4	8.1
2026	37.1	11.5
2027	24.6	5.0
2028	18.7	4.7
Thereafter	90.3	36.5
Total lease payments	$270.7	$74.3
Less: interest	(59.9)	(20.6)
Present value of lease liabilities	$210.8	$53.7
As of December 31, 2023, we entered into leases that have not yet commenced with estimated aggregated future lease payments of approximately $23 million. The leases are expected to commence in 2024.

9. Debt
Debt Obligations

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Long-term debt
CAD 500 million 2.84% notes due July 2023(1)(2)(3)	—	368.9
EUR 800 million 1.25% notes due July 2024(1)	883.1	856.4
CAD 500 million 3.44% notes due July 2026(1)(2)	377.6	368.9
$2.0 billion 3.0% notes due July 2026(1)	2,000.0	2,000.0
$1.1 billion 5.0% notes due May 2042(4)	1,100.0	1,100.0
$1.8 billion 4.2% notes due July 2046(1)	1,800.0	1,800.0
Finance leases	53.7	61.5
Other	23.5	25.4
Less: unamortized debt discounts and debt issuance costs	(35.5)	(39.7)
Total long-term debt (including current portion)	6,202.4	6,541.4
Less: current portion of long-term debt	(890.3)	(376.2)
Total long-term debt	$5,312.1	$6,165.2

Short-term borrowings(5)	21.5	20.9
Current portion of long-term debt	890.3	376.2
Current portion of long-term debt and short-term borrowings	$911.8	$397.1
(1)These senior notes were issued in 2016 in order to partially fund the financing of the MillerCoors Acquisition (USD Notes, EUR Notes and CAD Notes). Total remaining debt issuance costs capitalized in connection with these notes including underwriting fees, discounts and other financing related costs, were $27.2 million as of December 31, 2023 and are being amortized over the respective and remaining terms.
(2)We entered into forward starting interest rate swap agreements to hedge interest rate volatility for a 10-year period until the swaps were settled on September 18, 2015. We are amortizing a portion of the resulting loss from AOCI to interest expense over the remaining term of the CAD 500 million 3.44% notes maturing July 2026 ("2026 CAD notes"), up to the full 10-year term of the interest rate swaps. The amortizing loss resulted in an increase in our effective cost of borrowing compared to the stated coupon rates by 0.4% on the 2026 CAD notes. See Note 10, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.
(3)We repaid our CAD 500 million 2.84% notes upon maturity on July 15, 2023 using cash on hand.
(4)On May 3, 2012, we issued approximately $1.9 billion of senior notes with $1.1 billion remaining due in 2042. The total remaining debt issuance costs capitalized in connection with these notes, including the underwriting fees and discounts, were $8.3 million as of December 31, 2023 and are being amortized over the remaining term of the 2042 notes.
(5)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of December 31, 2023, we had $16.5 million in bank overdrafts and $75.5 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $59.0 million. As of December 31, 2022, we had $15.9 million in bank overdrafts and $49.7 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $33.8 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of December 31, 2023 or December 31, 2022.
A summary of our short-term facility availability is presented below. See Note 13, "Commitments and Contingencies" for further discussion related to letters of credit.
•CAD unlimited overdraft facility at CAD Prime plus 0.50%

•GBP 10 million overdraft facility at GBP Base Rate plus 2.25%
•USD 10 million overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2023 and December 31, 2022, the fair value of our outstanding long-term debt (including current portion of long-term debt) was approximately $5.9 billion. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
On June 26, 2023, we amended and restated our multi-currency revolving credit facility to, among other things, extend the term through June 26, 2028, and to increase the borrowing capacity to $2.0 billion. This $2.0 billion revolving credit facility amended our pre-existing $1.5 billion revolving credit facility, which was scheduled to mature on July 7, 2024. On September 28, 2023, we amended our commercial paper program, which reduces borrowing capacity under the revolving credit facility, to a maximum borrowing capacity of $2.0 billion to borrow at any time at variable interest rates. The $150 million sub-facility available for the issuance of letters of credit remains unchanged.
Concurrent with the amended and restated multi-currency revolving credit facility, in the second quarter of 2023, we incurred incremental issuance costs of $5.2 million related to the $2.0 billion revolving credit facility, which are recorded within other current assets, net, and other assets on the consolidated balance sheets and are being amortized over the term of the facility. We use this facility from time to time to fund the repayment of debt upon maturity and for working capital or general purposes. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings as of December 31, 2023 and December 31, 2022.
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
Under the amended and restated $2.0 billion revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of December 31, 2023 and December 31, 2022, we were in compliance with all of these restrictions and covenants, have met such financial ratios, and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2023 rank pari-passu.
As of December 31, 2023, the aggregate principal debt maturities of long-term debt and short-term borrowings, based on foreign exchange rates as of December 31, 2023, were as follows:

Year	Amount
(In millions)
2024	$904.6
2025	—
2026	2,377.6
2027	—
2028	—
Thereafter	2,900.0
Total	$6,182.2
The aggregate principal debt maturities in the table above excludes Other and Finance leases. The future maturities of finance leases are disclosed in Note 8, "Leases."

Interest

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Interest incurred	$243.4	$257.4	$269.1
Interest capitalized	(9.4)	(6.8)	(8.8)
Interest expensed	$234.0	$250.6	$260.3
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
Counterparty Risk
While, by policy, the counterparties to any of the financial derivatives we enter into are major institutions with minimum investment grade credit ratings of BBB- by Standard & Poor's (or the equivalent) or Baa3 by Moody's, we are exposed to credit-related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2023, we did not have any collateral posted with any of our counterparties.

Derivative Accounting Policies
Overview
Our forward starting interest rate swaps and most of our foreign currency forwards are designated in hedging relationships as cash flow hedges. Prior to settlements discussed below, our interest rate swaps were designated as fair value hedges and our cross currency swaps were designated as net investment hedges. In certain situations, we may execute derivatives that do not qualify for, or we do not otherwise seek, hedge accounting but are determined to be important for managing risk. For example, our commodity swaps and commodity options are not designated in hedge accounting relationships. These outstanding economic hedges are measured at fair value on our consolidated balance sheets with changes in fair value recorded in earnings. We have historically elected to apply the NPNS exemption to certain contracts, as applicable. These contracts are typically transacted with our suppliers and include risk management features that allow us to fix the price on specific volumes of purchases for specified delivery periods. We also consider whether any provisions in our contracts represent embedded derivative instruments as defined in authoritative accounting guidance and apply the appropriate accounting.
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
Significant Derivative/Hedge Positions
Net Investment Hedges
Foreign Denominated Debt
In 2016, we issued EUR 800 million senior notes maturing July 15, 2024 to partially fund the MillerCoors Acquisition. Concurrent with the issuance of these notes, we simultaneously designated the principals as net investment hedges of our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts and, accordingly, record the changes in the carrying value due to fluctuations in the spot rate to AOCI.
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

Forward Starting Interest Rate Swaps
During 2018, we entered into forward starting interest rate swaps with a notional amount totaling $1.5 billion with termination dates of July 2021, May 2022 and July 2026. The swaps had effective dates mirroring the terms of the forecasted debt issuances. Under the agreements, we are required to early terminate these swaps at the time we expect to issue the related forecasted debt. We designated these contracts as cash flow hedges. As a result, the unrealized mark-to-market gains or losses are recorded to AOCI until termination at which point the realized gain or loss of these swaps at issuance of the hedged debt are reclassified from AOCI and amortized to interest expense over the term of the hedged debt.
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
In 2015, we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of the interest rates associated with the future interest payments on the forecasted CAD debt issuances. The swaps had a termination date of September 2025 mirroring the terms of initially forecasted CAD debt issuances. Under these agreements we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We had designated these swaps as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the swaps is being reclassified from AOCI and amortized to interest expense over the remaining term of the 2026 CAD notes up to the full 10-year term of the swaps. Additionally, in 2023 we repaid our CAD 500 million 2.84% notes upon maturity which resulted in an acceleration of amortization of the loss for an immaterial amount. The remaining unamortized portion of the loss in AOCI as of December 31, 2023 was $5.7 million.
Foreign Currency Forwards
We have financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the entity's functional currency and most other foreign exchanges exposures. These contracts have been designated as cash flow hedges of forecasted foreign currency transactions. We use foreign currency forward contracts to hedge these future forecasted transactions up to a 60 month horizon.
In the second quarter of 2023, we entered into approximately CAD 260 million (approximately $195 million USD) of foreign exchange forward contracts to manage our exposure to foreign currency fluctuations related to the repayment of our CAD 500 million 2.84% notes that matured on July 15, 2023. These contracts were not designated in hedge accounting relationships; as such, changes in the fair value were recorded in other non-operating income (expense), net in the consolidated statements of operations. These contracts settled on July 12, 2023 in advance of the notes repayment for an immaterial amount.
Commodity Swaps and Options
We have financial commodity swap and option contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, corn, sweeteners, barley and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these derivatives are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas, aluminum, corn, sweeteners and diesel each up to 60 months out in the future for use in our supply chain, in line with our risk management policy. Further, we hedge forecasted purchases of barley based on crop year and physical inventory management. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Unallocated outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time, we reclassify the gain or loss from Unallocated to the respective operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.

Warrants
In the fourth quarter of 2018, in connection with the formation of our former Truss joint venture, as discussed further in Note 3, "Investments," our joint venture partner, HEXO, issued to our Canadian subsidiary warrants to purchase common shares of HEXO at any time during the three year period following the formation of the joint venture. The warrants to acquire common shares of HEXO expired unexercised on October 4, 2021. All changes in the fair value of the warrants subsequent to issuance and until expiration were recorded in other non-operating income (expense), net on the consolidated statements of operations.
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
The table below summarizes our derivative assets and (liabilities) that were measured at fair value as of December 31, 2023 and December 31, 2022. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments. Fair value for all derivative contracts as of December 31, 2023 and 2022 were valued using significant other observable inputs, also known as Level 2 inputs.

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Forward starting interest rate swaps	$41.6	40.0
Foreign currency forwards	(1.4)	7.6
Commodity swaps and options	(30.4)	69.0
Total	$9.8	$116.6
As of December 31, 2023 and December 31, 2022, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2023 were all included in Level 2.
Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2023 and December 31, 2022, and our consolidated statements of operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions)

	December 31, 2023
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$41.6	Other liabilities	$—
Foreign currency forwards	$219.4	Other current assets	1.1	Accounts payable and other current liabilities	(1.2)
		Other non-current assets	—	Other liabilities	(1.3)
Total derivatives designated as hedging instruments			$42.7		$(2.5)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$653.5	Other current assets	$11.1	Accounts payable and other current liabilities	$(42.0)
		Other non-current assets	6.6	Other liabilities	(6.1)
Commodity options(1)	$21.7	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
Total derivatives not designated as hedging instruments			$17.9		$(48.3)

	December 31, 2022
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments:
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$40.0	Other liabilities	$—
Foreign currency forwards	$176.6	Other current assets	6.2	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	1.6	Other liabilities	(0.1)
Total derivatives designated as hedging instruments			$47.8		$(0.2)
Derivatives not designated as hedging instruments:
Commodity swaps(1)	$525.2	Other current assets	$86.1	Accounts payable and other current liabilities	$(14.1)
		Other non-current assets	7.4	Other liabilities	(10.4)
Commodity options(1)	$19.7	Other current assets	0.8	Accounts payable and other current liabilities	(0.8)
Total derivatives not designated as hedging instruments			$94.3		$(25.3)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss), and Income (Loss) (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
For the year ended December 31, 2023
Forward starting interest rate swaps	$1.6	Interest income (expense), net	$(5.2)
Foreign currency forwards	(5.2)	Cost of goods sold	4.9
		Other non-operating income (expense), net	(1.0)
Total	$(3.6)		$(1.3)
For the year ended December 31, 2022
Forward starting interest rate swaps	$198.9	Interest income (expense), net	$(14.3)
Foreign currency forwards	10.8	Cost of goods sold	1.8
		Other non-operating income (expense), net	(0.4)
Total	$209.7		$(12.9)
For the year ended December 31, 2021
Forward starting interest rate swaps	$50.7	Interest income (expense), net	$(4.8)
Foreign currency forwards	0.4	Cost of goods sold	(3.5)
		Other non-operating income (expense), net	0.8
Total	$51.1		$(7.5)

The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions)

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)(1)
For the year ended December 31, 2023
EUR 800 million notes due 2024	$(26.5)	Other non-operating income (expense), net	$—
Total	$(26.5)		$—
For the year ended December 31, 2022
EUR 800 million notes due 2024	$53.2	Other non-operating income (expense), net	$—
Total	$53.2		$—
For the year ended December 31, 2021
Cross currency swaps	$8.8	Interest income (expense), net	$6.1
EUR 800 million notes due 2024	67.7	Other non-operating income (expense), net	—
Total	$76.5		$6.1
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in OCI.
The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.
We expect net losses of approximately $3 million (pretax) recorded in AOCI as of December 31, 2023 will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of December 31, 2023 is approximately 3 years, including those related to our forecasted debt issuances in 2026.
The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
For the year ended December 31, 2023
Commodity swaps	Cost of goods sold	$(61.7)
Foreign currency swaps	Other non-operating income (expense), net	2.7
Total		$(59.0)
For the year ended December 31, 2022
Commodity swaps	Cost of goods sold	$42.6
Total		$42.6
For the year ended December 31, 2021
Commodity swaps	Cost of goods sold	$403.4
Commodity options	Cost of goods sold	0.1
Warrants	Other non-operating income (expense), net	(0.3)
Total		$403.2
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

In the U.S., we participate in and make contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $4.1 million, $3.6 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under our postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $31.2 million, $33.0 million and $33.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. There were no subsidies received for the years ended December 31, 2023, 2022 and 2021.
Defined Benefit and OPEB Plans
Net Periodic Pension and OPEB (Benefit) Cost

	For the years ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost
Service cost	$0.9	$3.3	$4.2	$1.3	$5.5	$6.8	$2.7	$6.0	$8.7
Other pension and postretirement (benefit) cost, net
Interest cost	140.4	22.5	162.9	103.9	16.1	120.0	93.9	14.6	108.5
Expected return on plan assets, net of expenses	(157.8)	—	(157.8)	(154.2)	—	(154.2)	(161.6)	—	(161.6)
Amortization of prior service (benefit) cost	0.3	(0.7)	(0.4)	0.3	(0.7)	(0.4)	0.4	(0.7)	(0.3)
Amortization of net actuarial (gain) loss	17.1	(31.7)	(14.6)	5.6	(10.2)	(4.6)	8.7	(6.7)	2.0
Curtailment, settlement or special termination benefit (gain) loss(1)	—	—	—	2.9	—	2.9	5.4	—	5.4
Expected participant contributions	(0.3)	—	(0.3)	(0.3)	—	(0.3)	(0.4)	—	(0.4)
Total other pension and postretirement (benefit) cost, net	(0.3)	(9.9)	(10.2)	(41.8)	5.2	(36.6)	(53.6)	7.2	(46.4)
Net periodic pension and OPEB (benefit) cost	$0.6	$(6.6)	$(6.0)	$(40.5)	$10.7	$(29.8)	$(50.9)	$13.2	$(37.7)
(1)The pension settlement charge recognized for the year ended December 31, 2022 primarily consisted of a settlement loss of $8.0 million that was recorded as a result of the annuity purchase for a certain Canadian pension plan, partially offset by a settlement gain of $5.3 million that was recorded as a result of the annuity purchase for a portion of our U.S. qualified pension plan.
The pension settlement charge recognized for the year ended December 31, 2021 was due to lump sum distributions allowed for under the U.K. pension plan being in excess of interest cost for the year ended December 31, 2021. Lower interest cost for the year ended December 31, 2021 was primarily a result of lower interest rates as of December 31, 2020, which were used to establish the 2021 periodic pension cost.

Obligations and Changes in Funded Status

	For the year ended December 31, 2023			For the year ended December 31, 2022
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Change in benefit obligation
Prior year benefit obligation	$2,978.0	$478.3	$3,456.3	$5,095.8	$648.7	$5,744.5
Service cost, net of expected employee contributions	0.6	3.3	3.9	1.0	5.5	6.5
Interest cost	140.4	22.5	162.9	103.9	16.1	120.0
Actual employee contributions	0.3	—	0.3	0.3	—	0.3
Actuarial (gain) loss	38.0	1.3	39.3	(1,181.0)	(144.6)	(1,325.6)
Plan amendments	—	—	—	—	(0.1)	(0.1)
Benefits paid	(226.2)	(37.0)	(263.2)	(263.8)	(38.7)	(302.5)
Curtailment, settlement and special termination	—	—	—	(460.6)	0.2	(460.4)
Foreign currency exchange rate change	87.0	2.2	89.2	(317.6)	(8.8)	(326.4)
Benefit obligation at end of year	$3,018.1	$470.6	$3,488.7	$2,978.0	$478.3	$3,456.3
Change in plan assets
Prior year fair value of assets	$3,336.8	$—	$3,336.8	$5,667.5	$—	$5,667.5
Actual return on plan assets	188.7	—	188.7	(1,272.9)	—	(1,272.9)
Employer contributions	(1.7)	37.0	35.3	(0.5)	38.7	38.2
Actual employee contributions	0.3	—	0.3	0.3	—	0.3
Curtailment, settlement and special termination	—	—	—	(460.6)	—	(460.6)
Benefits and plan expenses paid	(226.2)	(37.0)	(263.2)	(263.8)	(38.7)	(302.5)
Foreign currency exchange rate change	99.0	—	99.0	(333.2)	—	(333.2)
Fair value of plan assets at end of year	$3,396.9	$—	$3,396.9	$3,336.8	$—	$3,336.8
Funded status	$378.8	$(470.6)	$(91.8)	$358.8	$(478.3)	$(119.5)
Amounts recognized in the Consolidated Balance Sheets
Other non-current assets	$416.9	$—	$416.9	$397.2	$—	$397.2
Accounts payable and other current liabilities	(3.6)	(39.3)	(42.9)	(3.9)	(39.5)	(43.4)
Pension and postretirement benefits	(34.5)	(431.3)	(465.8)	(34.5)	(438.8)	(473.3)
Net amounts recognized	$378.8	$(470.6)	$(91.8)	$358.8	$(478.3)	$(119.5)
The accumulated benefit obligation for our defined benefit pension plans was approximately $3.0 billion as of December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023 and December 31, 2022, certain defined benefit pension plans in the U.S., Canada and the U.K. were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets was as follows:

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Accumulated benefit obligation	$38.1	$38.4
Projected benefit obligation	$38.1	$38.4
Fair value of plan assets	$—	$—
Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows:

	As of December 31, 2023			As of December 31, 2022
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Net actuarial (gain) loss	$773.3	$(260.4)	$512.9	$766.4	$(278.2)	$488.2
Net prior service (benefit) cost	9.4	(1.7)	7.7	9.7	(0.8)	8.9
Total not yet recognized	$782.7	$(262.1)	$520.6	$776.1	$(279.0)	$497.1
Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available and assumptions made at the beginning of each year. Assumptions used in the calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the years ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Discount rate	5.01%	4.90%	2.27%	2.59%	1.84%	2.10%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets	4.91%	N/A	3.11%	N/A	3.03%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.50% in 2023 to 3.57% in 2040	N/A	Ranging ratably from 6.00% in 2022 to 3.57% in 2040	N/A	Ranging ratably from 6.00% in 2021 to 3.57% in 2040
Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2023 and December 31, 2022, were as follows:

	As of December 31, 2023		As of December 31, 2022
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions
Discount rate	4.74%	4.64%	5.01%	4.90%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.75% in 2024 to 3.57% in 2040	N/A	Ranging ratably from 6.50% in 2023 to 3.57% in 2040
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans as of December 31, 2023 from December 31, 2022, was primarily due to a decrease in interest rates at the end of 2023 across all plans.

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
Each plan's respective allocation targets promote optimal expected return and volatility characteristics given a focus on a long-term time horizon for fulfilling the plans' obligations. All assets are managed by external investment managers with an intent to either match or outperform their benchmark. The plans use different asset managers in the U.S., U.K. and Canada and each plan's respective asset allocation could be impacted by a change in asset managers.
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
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2023.

	Target allocations	Actual allocations
Equities	7.2%	7.8%
Fixed income	74.2%	72.2%
Real estate	4.7%	4.8%
Annuities and longevity swap	13.4%	13.4%
Other	0.5%	1.8%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2023, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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
Major Categories of Plan Assets
As of December 31, 2023, our major categories of plan assets included the following:
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
•Other—Includes repurchase agreements, recoverable taxes for taxes paid and awaiting reclaim due to the tax exempt nature of the pension plan and private equity. Repurchase agreements are agreements where our plan has created an asset exposure using borrowed assets, creating a repurchase agreement liability, to facilitate the trade. The assets associated with the repurchase agreement are included in the other category in the fair value hierarchy, and the corresponding repurchase agreement liability is classified as Level 1 in the hierarchy, as the liability is valued using quoted prices in active markets. When determining the presentation of our target and asset allocations for repurchase agreements, we are viewing the asset type, as opposed to the investment vehicle, and accordingly include the associated assets within fixed income, specifically interest and inflation linked assets. We include recoverable tax items in Level 1 of this hierarchy, as these are cash receivables and the values are derived from quoted prices in active markets. Private equity is included in Level 3 as the values are based upon the use of unobservable inputs.
•NAV per share practical expedient—Includes our debt funds, equity funds, hedge funds, real estate fund holdings and private equity funds. The market values for these funds are based on the net asset values multiplied by the number of shares owned.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2023
	Total as of December 31, 2023	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$39.5	$39.5	$—	$—
Trades awaiting settlement	—	—	—	—
Bank deposits, short-term bills and notes	26.4	—	26.4	—
Debt
Government debt securities	452.3	—	452.3	—
Corporate debt securities	119.3	—	119.3	—
Interest and inflation linked assets	629.9	—	616.0	13.9
Collateralized debt securities	0.3	—	—	0.3
Annuities and longevity swap
Buy-in annuities and longevity swap	449.8	—	—	449.8
Other
Repurchase agreements	(285.8)	(285.8)	—	—
Recoverable taxes	0.2	0.2	—	—
Private equity	10.6	—	—	10.6
Total fair value of investments excluding NAV per share practical expedient	$1,442.5	$(246.1)	$1,214.0	$474.6
The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2023
(In millions)
Fair value of investments excluding NAV per share practical expedient	$1,442.5
Fair value of investments using NAV per share practical expedient
Debt funds	1,263.9
Equity funds	260.7
Real estate funds	126.3
Private equity funds	37.8
Hedge funds	265.7
Total fair value of plan assets	$3,396.9

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

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient:

Amount
(In millions)
Balance as of December 31, 2021	$754.5
Total gain or loss (realized/unrealized)
Realized gain (loss)	(1.9)
Unrealized gain (loss) included in AOCI	(183.5)
Purchases, issuances, settlements	(6.6)
Foreign exchange translation (loss) gain	(75.5)
Balance as of December 31, 2022	$487.0
Total gain or loss (realized/unrealized)
Realized gain (loss)	—
Unrealized gain (loss) included in AOCI	(34.2)
Purchases, issuances, settlements	(2.7)
Foreign exchange translation (loss) gain	24.5
Balance as of December 31, 2023	$474.6
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
For the year ended December 31, 2024, we expect to make contributions to our defined benefit pension plans of approximately $4 million and benefit payments under our OPEB plans of approximately $39 million based on foreign exchange rates as of December 31, 2023. Additionally, we anticipate utilizing approximately $6 million of surplus from certain Canadian defined benefit pension plans to fund employer contributions to certain Canadian defined contribution plans. BRI and BDL contributions to their respective defined benefit pension plans are excluded here, as they are not consolidated in our financial statements. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans for the next ten years, based on foreign exchange rates as of December 31, 2023, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2024	$233.1	$39.3
2025	$227.9	$39.1
2026	$229.0	$38.8
2027	$229.9	$38.6
2028	$231.0	$38.5
2029-2033	$1,170.0	$186.4

Defined Contribution Plans
We offer defined contribution plans for the majority of our U.S., Canadian and U.K. employees. The investment strategy for defined contribution plans are determined by each individual participant from the options we have made available as the plan sponsor. U.S. non-union employees are eligible to participate in qualified defined contribution plans which provide for employer contributions ranging from 5% to 11% of eligible compensation (certain employees were also eligible for additional employer contributions). In addition, U.S. union employees are eligible to participate in a qualified defined contribution plan which provides for employer contributions based on factors associated with various collective bargaining agreements. The employer contributions to the U.K. plans can range up to 10% of employee compensation and in Canada plans range from 4% to 10%. Both employee and employer contributions are made in cash in accordance with participant investment elections.
We recognized costs associated with defined contribution plans of $76.8 million, $73.0 million and $77.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2023, and December 31, 2022, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
12. Income Tax
Our income (loss) before income taxes on which the provision for income taxes was computed was as follows:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Domestic	$1,486.0	$228.4	$1,307.5
Foreign	(233.5)	(290.9)	(68.5)
Total	$1,252.5	$(62.5)	$1,239.0
The components of the provision for income taxes were as follows:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Current
Federal	$200.7	$146.1	$43.5
State	22.1	22.3	7.1
Foreign	37.3	(17.2)	(1.0)
Total current tax (benefit) expense	$260.1	$151.2	$49.6
Deferred
Federal	$75.0	$56.4	$163.5
State	27.8	(26.2)	70.4
Foreign	(66.8)	(57.4)	(53.0)
Total deferred tax (benefit) expense	$36.0	$(27.2)	$180.9
Total income tax (benefit) expense	$296.1	$124.0	$230.5

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate was as follows:

	For the years ended
	December 31, 2023		December 31, 2022		December 31, 2021
	($ in millions)
Statutory federal income tax rate	21.0%	$263.0	21.0%	$(13.1)	21.0%	$260.2
State income taxes, net of federal benefits	2.4%	30.6	6.1%	(3.8)	4.7%	57.8
Effect of foreign tax rates	(2.4)%	(30.5)	92.6%	(57.9)	(5.5)%	(68.3)
Effect of foreign tax law and rate changes	0.9%	11.5	(0.8)%	0.5	1.6%	19.6
Effect of unrecognized tax benefits	0.8%	9.5	(20.5)%	12.8	(6.2)%	(76.3)
Change in valuation allowance	0.2%	2.5	1.1%	(0.7)	(0.1)%	(1.1)
Goodwill impairment	—	—	(287.0)%	179.3	(0.2)%	(2.9)
Other, net	0.7%	9.5	(10.9)%	6.9	3.3%	41.5
Effective tax rate / Tax (benefit) expense	23.6%	$296.1	(198.4)%	$124.0	18.6%	$230.5
The increase in the effective tax rate for the year ended December 31, 2023 when compared to the federal statutory rate was not significant and was due to the impacts of state income taxes, foreign tax rates and the impact of a foreign statutory tax rate change enacted in the fourth quarter of 2023.
The decrease in the effective tax rate for the year ended December 31, 2022 when compared to the federal statutory rate was primarily due to the impact of the $845 million partial goodwill impairment, recorded within our Americas segment in the fourth quarter of 2022, which related to goodwill not deductible for tax purposes.
The decrease to the effective tax rate for the year ended December 31, 2021 when compared to the federal statutory rate was primarily due to the release of $73 million of reserves for unrecognized tax benefit positions recognized in the third quarter of 2021. The reserve release included amounts for an income tax audit settlement, net of changes in estimates associated with prior period uncertain tax positions, as well as amounts for the expiration of statutes of limitations. Additionally, during the second quarter of 2021, the U.K. government enacted, and royal assent was received for, legislation to increase the corporate income tax rate from 19% to 25%. Remeasurement of our deferred tax liabilities under the higher income tax rate resulted in the recognition of additional discrete tax expense of approximately $18 million in the second quarter of 2021.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into U.S. law. The IRA includes a new corporate alternative minimum tax of 15% on the adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a three-year period, effective for tax years beginning after December 31, 2022. The alternative minimum tax did not impact our financial or cash tax position in 2023. Additionally, the IRA imposes an excise tax of 1% on stock repurchases, effective January 1, 2023. The excise tax is recorded as an incremental cost in treasury stock on our consolidated balance sheets and was immaterial for the year ended December 31, 2023.
Additionally, our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. Federal statutory rate. Specifically, the statutory income tax rates in the countries in Europe in which we operate range from 9% to 25.8%, and Canada has a combined federal and provincial statutory income tax rate of approximately 26%.

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Deferred tax assets
Compensation-related obligations	$43.2	$44.7
Pension and postretirement benefits	23.7	33.7
Tax credit carryforwards	36.0	39.0
Tax loss carryforwards	312.8	291.1
Accrued liabilities and other	202.5	149.0
Valuation allowance	(61.9)	(57.2)
Deferred tax assets	$556.3	$500.3
Deferred tax liabilities
Fixed assets	354.9	358.9
Partnerships and investments	38.7	33.2
Intangible assets	2,679.9	2,563.2
Derivative instruments	12.2	31.5
Deferred tax liabilities	$3,085.7	$2,986.8
Net deferred tax liabilities	$2,529.4	$2,486.5
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
As of December 31, 2023, we have deferred tax assets for U.S. tax loss and credit carryforwards that expire between 2024 and 2043 of $69.5 million and U.S. tax losses that may be carried forward indefinitely of $10.0 million. We have foreign tax loss and credit carryforwards that expire between 2024 and 2042 of $219.1 million and foreign tax losses that may be carried forward indefinitely of $43.0 million.
The following table presents our net deferred tax liabilities as of December 31, 2023 and December 31, 2022.

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Domestic deferred tax liabilities	$2,029.7	$1,927.7
Foreign deferred tax assets	123.7	125.8
Foreign deferred tax liabilities	623.4	684.6
Net deferred tax liabilities	$2,529.4	$2,486.5
The total foreign deferred tax assets above are presented within other assets on the consolidated balance sheets and domestic and foreign deferred tax liabilities above are presented within deferred tax liabilities on the consolidated balance sheets. The deferred tax liability amounts as of December 31, 2023 and December 31, 2022 excluded $44.1 million and $34.0 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of deferred tax assets, which was presented within deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, was as follows:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Balance at beginning of year	$39.3	$28.0	$235.7
Additions for tax positions related to the current year	12.9	15.9	28.6
Additions for tax positions of prior years	0.8	1.9	—
Reductions for tax positions related to the current year	(2.0)	—	(24.1)
Reductions for tax positions of prior years	(1.7)	—	(48.9)
Settlements	—	(3.7)	(161.8)
Release due to statute expirations	(0.7)	(1.3)	(3.4)
Foreign currency adjustment	0.3	(1.5)	1.9
Balance at end of year	$48.9	$39.3	$28.0
Our remaining unrecognized tax benefits as of December 31, 2023, related to tax years that were open to examination. As of December 31, 2023 and December 31, 2022, we had remaining unrecognized tax benefits recorded within other liabilities in our consolidated balance sheets of $5.0 million and $5.4 million, respectively. The remaining balance of our unrecognized tax benefits was recorded within deferred tax liabilities in our consolidated balance sheets. Annual tax provisions included amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued.
We recognized interest and penalties related to unrecognized tax benefits as part of income taxes on our consolidated statements of operations. Expense (benefit) recognized on interest and penalties related to unrecognized tax benefits as of December 31, 2023, December 31, 2022, and December 31, 2021 was $0.2 million, $(5.9) million and $1.4 million, respectively. If we were to prevail on all uncertain tax positions, the reversal of this accrual, inclusive of interest and penalties, would result in a benefit of $40.9 million.
During the third quarter of 2021, an income tax audit settlement, which included the resolution of the impact of the final hybrid regulations recorded in the second quarter of 2020, was reached with taxing authorities. The settlement, along with changes to other unrecognized positions resulted in the net reduction of our unrecognized tax benefit position by approximately $250 million, including interest, in the third quarter of 2021. The cash tax payment associated with the settlement, after application of available net operating losses, was made in the fourth quarter of 2021 which totaled approximately $125 million. As of the fourth quarter of 2023, we do not anticipate material changes to our remaining unrecognized tax benefit position within the next 12 months.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through 2018 are closed or have been settled through examination except for issues relating to intercompany cross-border transactions. The statute of limitations for intercompany cross-border transactions is closed through tax year 2015. Tax years through 2014 are closed for most European jurisdictions in which we operate, with statutes of limitations varying from 3 to 7 years for most jurisdictions.
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
13. Commitments and Contingencies
Letters of Credit
As of December 31, 2023, we had $54 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2024 and $15 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes and are not included on our consolidated balance sheets.

Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2023 and December 31, 2022, the consolidated balance sheets include liabilities related to these guarantees of $36.9 million and $33.3 million, respectively. See Note 3, "Investments" for further detail.
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Kaiser, to FEMSA. The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser. In addition, we provided an indemnity to FEMSA for losses Kaiser may incur with respect to tax claims associated with certain previously utilized purchased tax credits. We settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits was $72.1 million as of December 31, 2023. Our estimate of the indemnity liability for these purchased tax credits as of December 31, 2023 was $8.3 million which is classified as non-current.
Our estimates consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. The liabilities are impacted by changes in estimates regarding amounts that could be paid, the timing of such payments, adjustments to the probabilities assigned to various scenarios and foreign currency exchange rates. Our indemnity may cover certain fees and expenses that Kaiser incurs to manage any cases finally determined to be unsuccessful through the administrative and judicial systems.
Additionally, we also provided FEMSA with indemnity related to all other tax, civil and labor contingencies existing as of the date of sale. In this regard, however, FEMSA assumed their full share of all of these contingent liabilities that had been previously recorded and disclosed by us prior to the sale on January 13, 2006. However, we may have to provide indemnity to FEMSA if those contingencies settle at amounts greater than those amounts previously recorded or disclosed by us. We will be able to offset any indemnity exposures in these circumstances with amounts that settle favorably to amounts previously recorded. Our exposure related to these indemnity claims is capped at the amount of the sales price of the 68% equity interest of Kaiser, which was $68 million. As a result of these contract provisions, our estimates include not only probability-weighted potential cash outflows associated with indemnity provisions, but also probability-weighted cash inflows that could result from favorable settlements, which could occur through negotiation or settlement programs arising from the federal or any of the various state governments in Brazil. The recorded value of the tax, civil and labor indemnity liability was $3.5 million as of December 31, 2023, which was classified as non-current. For the remaining portion of our indemnity obligations, not deemed probable, we continue to utilize probability-weighted scenarios in determining the value of the indemnity obligations.
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
Purchase Obligations
We have various long-term supply contracts and distribution agreements with unaffiliated third parties and our joint venture partners to purchase materials used in production and packaging and to provide distribution services. Certain supply contracts provide that we purchase certain minimum levels of materials throughout the terms of the contracts. Additionally, we have various long-term non-cancelable commitments for advertising, sponsorships and promotions, including marketing at sports arenas, stadiums and other venues and events. The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2023. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(Amounts in millions)
2024	$371.9	$150.6
2025	232.0	151.3
2026	208.1	106.4
2027	185.2	80.5
2028	194.2	61.6
Thereafter	182.0	122.7
Total	$1,373.4	$673.1
Total purchases under our long-term unconditional, non-cancellable supply and distribution contracts were approximately $0.4 billion, during each of the years ended December 31, 2023, 2022 and 2021.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $70.2 million and $77.0 million as of December 31, 2023 and December 31, 2022, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand had “rebranded” itself as “Stone” and was marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company sought treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial began on March 7, 2022. The jury returned a verdict in which it concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. The jury also found that no "willful" trademark infringement had occurred. The trial court subsequently denied Stone Brewing Company’s motion for permanent injunction, motion for disgorgement of profits and motion for treble damages. Judgment was entered on September 8, 2022. Both parties filed post-trial motions, including MCBC USA’s renewed motion for judgment as a matter of law or, in the alternative, a new trial and/or remittitur and Stone Brewing Company’s motion for partial new trial of equitable issues. The court denied both parties' post-trial motions on September 25, 2023. On October 24, 2023, MCBC USA filed a notice of appeal in the 9th Circuit Court of Appeals. As of December 31, 2023 and December 31, 2022, the Company had a recorded accrued liability of $58.5 million and $56.6 million, respectively, within other liabilities on our consolidated balance sheets reflecting the best estimate of probable loss in this case based on the judgment plus associated post-judgment interest. However, it is reasonably possible that the estimate of the loss could change in the near term based on the progression of the case, including the appeals process. We will continue to monitor the status of the case and will adjust the accrual in the period in which any significant change occurs which could impact the estimate of the loss for this matter.

Regulatory Contingencies
The Representative Owners and TBS are parties to an MFA that dictates the terms of the beer distribution and retail systems in Ontario. The initial term of the MFA does not expire until December 31, 2025, and the MFA contains a provision requiring two-year advance notice of the government's intention to not renew the MFA. In December 2023, the Province of Ontario notified the Representative Owners and TBS that it would not be renewing the MFA after the initial term of the MFA expires on December 31, 2025. The Province of Ontario simultaneously announced a set of Key Principles agreed upon between the Province of Ontario, the Representative Owners, and TBS, concerning the intended features of the future marketplace for beer distribution and retail systems in the Province of Ontario to be introduced no later than January 1, 2026. Under the Key Principles, TBS will continue its retail operations and will continue to be the primary distributor of beer in the Province of Ontario at least through 2031. The Key Principles also state grocery stores, convenience stores, gas stations and big-box retailers in the Province of Ontario will be able to apply for licenses to sell beer, wine, cider and ready-to-drink cocktails starting in 2026. We continue to evaluate the impacts of the Key Principles on our results of operations.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized for the years ended December 31, 2023, 2022 and 2021 were immaterial to our consolidated statements of operations.
Americas
Our Canada brewing operations are subject to provincial environmental regulations and local permit requirements. Our Longueuil, Chilliwack and Toronto breweries have water treatment facilities to pre-treat wastewater before it goes to the respective local governmental facility for final treatment. We have environmental programs in Canada including organization, monitoring and verification, regulatory compliance, reporting, education and training and corrective action.
In Canada, we sold a chemical specialties business in 1996. We are still responsible for certain aspects of environmental remediation, undertaken or planned, at those chemical specialties business locations. We have established provisions for the costs of these remediation programs.
In January 2023, MCBC USA received a Notice of Violation / Cease and Desist Order ("Order") from the Colorado Department of Public Health & Environment’s Water Quality Control Division, alleging certain violations of the Colorado Water Quality Control Act (the “Act”) and the Colorado Discharge Permit related to our Company’s brewery and facilities in Golden, Colorado. The Order alleged MCBC USA failed to comply with permit effluent limitations, failed to properly monitor and report sampling results and failed to adhere to the permit compliance schedule.
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
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2023 are approximately $5 million and $6 million, respectively. Cost estimates were discounted using a 3.88% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability and none are expected.

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
EMEA&APAC
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2023 capital expenditures, results of operations or our financial or competitive position, and we do not currently anticipate that they will do so in 2024.
14. Stockholders' Equity
Changes to the number of shares of capital stock outstanding were as follows:

	Common stock outstanding		Exchangeable shares outstanding
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balance as of December 31, 2020	2.6	200.3	2.7	11.1
Shares issued under equity compensation plans	—	0.3	—	—
Balance as of December 31, 2021	2.6	200.6	2.7	11.1
Shares issued under equity compensation plans	—	0.3	—	—
Purchase of treasury shares	—	(1.0)	—	—
Shares exchanged for common stock	—	0.1	—	(0.1)
Balance as of December 31, 2022	2.6	200.0	2.7	11.0
Shares issued under equity compensation plans	—	0.4	—	—
Purchase of treasury shares	—	(3.4)	—	—
Shares exchanged for common stock	—	1.6	—	(1.6)
Balance as of December 31, 2023	2.6	198.6	2.7	9.4
Exchangeable Shares
The Class A exchangeable shares and Class B exchangeable shares were issued by Molson Coors Canada Inc., a wholly-owned subsidiary of our Company. The exchangeable shares are substantially the economic equivalent of the corresponding shares of Class A and Class B common stock that a Molson Inc. shareholder would have received in the merger of Adolph Coors Company with Molson Inc. in February 2005, if the holder had elected to receive shares of Molson Coors common stock. Exchangeable shareholders receive the CAD equivalent of dividends declared on Class A and B common stock on the date of declaration. Holders of exchangeable shares also receive, through a voting trust, the benefit of Molson Coors voting rights, entitling the holder to one vote on the same basis and in the same circumstances as one corresponding share of Molson Coors common stock.

Voting Rights
Each holder of record of Class A common stock, Class B common stock, Class A exchangeable shares and Class B exchangeable shares is entitled to one vote for each share held, without the ability to cumulate votes on the election of directors. Our Class B common stock has fewer voting rights than our Class A common stock and holders of our Class A common stock have the ability to effectively control or have a significant influence over company actions requiring stockholder approval. Specifically, holders of Class B common stock voting together as a single class have the right to elect three directors of the Molson Coors Board of Directors, as well as the right to vote on certain additional matters as outlined in the Restated Certificate of Incorporation (as amended, the "Certificate"), such as merger agreements that require approval under applicable law, sales of all or substantially all of our assets to unaffiliated third parties, proposals to dissolve MCBC, and certain amendments to the Certificate that require approval under applicable law, each as further described and limited by the Certificate. The Certificate also provides that holders of Class A common stock and Class B common stock shall vote together as a single class, on an advisory basis, on any proposal to approve the compensation of MCBC's named executive officers.
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
Share Repurchase Program
On September 29, 2023, our Board approved a new share repurchase program authorizing the repurchase of up to an aggregate of $2.0 billion of our Company's Class B common stock excluding brokerage commissions and excise taxes, with an expected program term of five years. This repurchase program replaces and supersedes any repurchase program previously approved by our Board, including the program approved during the first quarter of 2022. The number, price, structure and timing of the repurchases under the program, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements and other factors. Share repurchases may be made in the open market, in structured transactions, or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Company's Class B common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.
During the year ended December 31, 2023, we repurchased 3,454,694 shares under the share repurchase program at a weighted average price of $61.06 per share, including brokerage commissions and excluding excise taxes, for an aggregate value of $211.0 million. During the year ended December 31, 2022, we repurchased 995,000 shares under the share repurchase program approved in 2022 at a weighted average price of $51.70 per share, including brokerage commissions, for an aggregate value of $51.5 million. As of December 31, 2023, approximately $1.8 billion remained available for repurchase under the $2.0 billion program.

15. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2020	$(539.5)	$(173.9)	$(397.7)	$(56.7)	$(1,167.8)
Foreign currency translation adjustments	(85.6)	—	(1.2)	—	(86.8)
Cumulative translation adjustment reclassified from other comprehensive income (loss)(1)	7.5	—	—	—	7.5
Gain (loss) recognized on net investment hedges	76.5	—	—	—	76.5
Unrealized gain (loss) recognized on derivative instruments	—	51.1	—	—	51.1
Derivative instrument activity reclassified from other comprehensive income (loss)	—	7.5	—	—	7.5
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	158.6	—	158.6
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	7.1	—	7.1
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	20.8	20.8
Tax benefit (expense)	(17.6)	(15.7)	(41.9)	(5.3)	(80.5)
As of December 31, 2021	$(558.7)	$(131.0)	$(275.1)	$(41.2)	$(1,006.0)
Foreign currency translation adjustments	(356.1)	—	1.2	—	(354.9)
Cumulative translation adjustment reclassified from other comprehensive income (loss)(1)	12.1	—	—	—	12.1
Gain (loss) recognized on net investment hedges	53.2	—	—	—	53.2
Unrealized gain (loss) recognized on derivative instruments	—	209.7	—	—	209.7
Derivative instrument activity reclassified from other comprehensive income (loss)	—	12.9	—	—	12.9
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	(78.2)	—	(78.2)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(2.1)	—	(2.1)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	18.7	18.7
Tax benefit (expense)	(25.7)	(59.4)	19.1	(4.9)	(70.9)
As of December 31, 2022	$(875.2)	$32.2	$(335.1)	$(27.4)	$(1,205.5)
Foreign currency translation adjustments	113.5	—	—	—	113.5
Cumulative translation adjustment reclassified from other comprehensive income (loss)(2)	(0.7)	—	—	—	(0.7)
Gain (loss) recognized on net investment hedges	(26.5)	—	—	—	(26.5)
Unrealized gain (loss) recognized on derivative instruments	—	(3.6)	—	—	(3.6)
Derivative instrument activity reclassified from other comprehensive income (loss)	—	1.3	—	—	1.3
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	(8.5)	—	(8.5)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(15.0)	—	(15.0)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	15.4	15.4
Tax benefit (expense)	10.9	0.7	5.9	(4.2)	13.3
As of December 31, 2023	$(778.0)	$30.6	$(352.7)	$(16.2)	$(1,116.3)
(1)As a result of the sale of a disposal group within our India business for the year ended December 31, 2021, and the completion of the sale of our non-operating India entity during the year ended December 31, 2022, the associated respective cumulative foreign currency translation adjustments were reclassified from AOCI and recognized within other operating income (expense), net.

(2)As a result of the sale of our interest in Truss, the associated cumulative foreign currency translation adjustment was reclassified from AOCI. The impact of the cumulative foreign currency translation adjustment was recorded in other operating income (expense), net, as a component of the loss on sale when the entity was disposed during the third quarter of 2023.
We have significant levels of net assets denominated in currencies other than USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation adjustment gains during 2023 were primarily due to the strengthening of the CAD, GBP, EUR and certain other currencies of our Europe operations versus the USD. The foreign currency translation adjustment losses during 2022 were primarily due to the weakening of the CAD, GBP, EUR and certain other currencies of our Europe operations versus the USD. The foreign currency translation losses recognized during 2021 were primarily due to the weakening of the GBP, EUR and certain other currencies of our Europe operations versus the USD.
Reclassifications from AOCI

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	Reclassifications from AOCI			Locations of Reclassifications
	(In millions)
Gain/(loss) on cash flow hedges
Forward starting interest rate swaps	$(5.2)	$(14.3)	$(4.8)	Interest expense, net
Foreign currency forwards	4.9	1.8	(3.5)	Cost of goods sold
Foreign currency forwards	(1.0)	(0.4)	0.8	Other non-operating income (expense), net
Total income (loss) reclassified, before tax	(1.3)	(12.9)	(7.5)
Income tax benefit (expense)	0.4	3.5	2.0
Net income (loss) reclassified, net of tax	$(0.9)	$(9.4)	$(5.5)

Amortization of defined benefit pension and other postretirement benefit plan items
Prior service benefit (cost)	$0.4	$0.4	$0.3	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	14.6	1.7	(7.4)	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	15.0	2.1	(7.1)
Income tax benefit (expense)	(3.8)	(0.5)	1.7
Net income (loss) reclassified, net of tax	$11.2	$1.6	$(5.4)

Other reclassifications from AOCI
Cumulative translation adjustment resulting from sale of disposal groups	$0.7	$(12.1)	$(7.5)	Other operating income (expense), net
Net income (loss) reclassified, net of tax	$0.7	$(12.1)	$(7.5)

Total income (loss) reclassified, net of tax	$11.0	$(19.9)	$(18.4)
16. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2023 and all outstanding awards fall under this plan.
Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs and stock options.

RSU awards are issued based upon the market value equal to the price of our stock at the date of grant and generally vest over a period of three years. During the years ended December 31, 2023, 2022 and 2021, we granted 0.5 million, 0.5 million and 0.6 million RSUs, respectively, with a weighted-average market value of $54.97, $52.05 and $45.84 each, respectively. Prior to vesting, RSUs have no voting rights.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer payments in our stock. The DSU awards are issued at the market value equal to the price of our stock at the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights. During the years ended December 31, 2023, 2022 and 2021, we granted a small number of DSUs.
PSU awards are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the stock market index defined by each award and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on fair values assigned to the market and performance metrics upon grant. The market metric is based upon a Monte Carlo model, with the market metric remaining constant throughout the vesting period of three years. The performance metric is based upon the market value equal to the price of our stock at the date of grant for the 2023 and 2022 awards and a Monte Carlo model for all previous awards, varying based on a multiplier tied to projected performance metric attainment. During the years ended December 31, 2023, 2022 and 2021, we granted 0.3 million, 0.3 million and 0.4 million PSUs, respectively, each with a weighted-average fair value of $62.31, $62.98 and $45.71, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. During the years ended December 31, 2023, 2022 and 2021, we granted 0.2 million, 0.3 million and 0.3 million options, respectively, each with a weighted-average fair value of $13.38, $12.16 and $10.06, respectively.
Certain RSU and PSU awards, granted starting in 2020, entitle participants to receive dividends earned during the vesting period, subject to the performance, vesting and other conditions, including forfeiture, applicable to the respective awards.
The following table presents the pre-tax and after-tax share-based compensation expense.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Pre-tax share-based compensation expense	$44.9	$33.6	$32.1
Tax benefit	(7.8)	(5.9)	(5.5)
After-tax share-based compensation expense	$37.1	$27.7	$26.6
As of December 31, 2023, there was $54.0 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
The following table presents the activity for RSUs, DSUs and PSUs.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2022	1.3	$49.07	0.9	$53.54
Granted	0.5	$54.98	0.3	$62.31
Vested	(0.4)	$49.29	—	$—
Forfeited	(0.1)	$49.06	(0.1)	$56.29
Adjustment for performance results achieved	—	$—	(0.2)	$52.60
Non-vested as of December 31, 2023	1.3	$51.26	0.9	$56.75
The total intrinsic values of RSUs and DSUs vested during the years ended December 31, 2023, 2022 and 2021 were $22.0 million, $17.2 million and $12.7 million, respectively.

The following table presents the activity for stock options.

	Stock options
	Awards	Weighted- average exercise price per unit	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2022	1.5	$57.14	6.6	$2.1
Granted	0.3	$53.75
Exercised	(0.2)	$50.37
Forfeited	(0.1)	$51.62
Outstanding as of December 31, 2023	1.5	$57.25	6.1	$11.7
Expected to vest as of December 31, 2023	0.5	$51.61	8.4	$4.7
Exercisable as of December 31, 2023	1.0	$59.87	5.0	$7.0
The total intrinsic values of exercises during the years ended December 31, 2023, 2022 and 2021 were $2.2 million, $0.7 million and $0.9 million, respectively. Total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised during the years ended December 31, 2023, 2022 and 2021 was $5.2 million, $2.9 million and $2.0 million, respectively.
The shares of Class B common stock to be issued under our equity plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2023, there were 4.3 million shares of MCBC Class B common stock available for issuance under the Incentive Compensation Plan.
The fair value of each stock option granted during the years ended December 31, 2023, 2022 and 2021 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Risk-free interest rate	4.05%	1.88%	0.79%
Dividend yield	3.04%	2.86%	3.11%
Volatility range	22.62% - 32.04%	30.91% - 33.85%	30.84% - 42.44%
Weighted-average volatility	29.69%	31.65%	33.74%
Expected term (years)	5.6	5.7	5.6
Weighted-average fair value	$13.38	$12.16	$10.06
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
The fair values of the market metric for each PSU granted during the years ended December 31, 2023, 2022 and 2021 and the performance metric for each PSU granted during the year ended December 31, 2021 were determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
Risk-free interest rate	4.42%	1.58%	0.24%
Volatility range	17.19% - 35.87%	22.65% - 45.30%	23.00% - 44.71%
Weighted-average volatility	32.58%	35.93%	35.46%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$62.31	$62.98	$45.71

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

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Restructuring
Employee-related charges	$(4.1)	$(6.0)	$(11.7)
Asset abandonment and other restructuring costs(1)	—	(3.1)	(25.9)

Intangible and tangible asset impairments, excluding goodwill(2)	(160.8)	(36.3)	(13.5)

Gains and (losses) on disposals and other(3)	2.2	6.8	6.6

Other operating income (expense), net	$(162.7)	$(38.6)	$(44.5)
(1)A significant portion of asset abandonment and other restructuring costs consists of accelerated depreciation, which is in excess of normal depreciation. There was no accelerated depreciation recorded to other operating income (expense), net for the years ended December 31, 2023 and December 31, 2022 and $15.4 million recorded to other operating income (expense), net for the year ended December 31, 2021.
During the year ended December 31, 2021, we incurred accelerated depreciation related to the Montreal brewery closure and our Burtonwood and Japan locations.
(2)During the year ended December 31, 2023, we recognized a partial impairment charge of $160.7 million to our indefinite-lived intangible asset related to the Staropramen family of brands within our EMEA&APAC segment. The indefinite-lived intangible asset was measured at fair value primarily using a market approach with Level 3 inputs.
During the year ended December 31, 2022, we identified a triggering event related to the former Truss joint venture asset group within our Americas segment and recognized an impairment loss of $28.6 million, of which $12.1 million was attributable to the noncontrolling interest. The asset group was measured at fair value primarily using a market approach with Level 3 inputs.
During the year ended December 31, 2021, we recognized an impairment loss of $13.5 million related to the held for sale classification of the remaining portion of our India business.
(3)During the third quarter of 2023, we sold our controlling interest in Truss and recognized a loss of $11.1 million. See Note 3, "Investments" for further details.
The former Alton brewery site in the U.K. was divided into tranches with one tranche selling in the third quarter of 2021, resulting in a gain of $11.4 million and another tranche selling in the third quarter of 2022 resulting in a gain of $4.9 million.
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
Unallocated
"Unallocated" activity primarily includes financing-related costs such as interest expense and income, foreign exchange gains and losses on intercompany balances, realized and unrealized changes in fair value on instruments not designated in hedging relationships related to financing and other treasury-related activities and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment and all other components remain unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2023, 2022 or 2021.
Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment royalties received from, and sales to the EMEA&APAC segment.
The following tables present net sales, equity income (loss), interest expense, interest income and reconciliations of amounts shown as income (loss) before income taxes to income (loss) attributable to MCBC.

	Year ended December 31, 2023
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$9,425.2	$2,296.1	$—	$(19.2)	$11,702.1
Equity income (loss)	12.0	—	—	—	12.0
Interest expense	(1.4)	(4.6)	(228.0)	—	(234.0)
Interest income	0.7	0.7	24.0	—	25.4
Income (loss) before income taxes	$1,566.7	$(41.1)	$(273.1)	$—	$1,252.5
Income tax benefit (expense)					(296.1)
Net income (loss)					956.4
Net (income) loss attributable to noncontrolling interests					(7.5)
Net income (loss) attributable to MCBC					$948.9

	Year ended December 31, 2022
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,711.5	$2,005.2	$—	$(15.7)	$10,701.0
Equity income (loss)	4.7	—	—	—	4.7
Interest expense	(1.5)	(5.1)	(244.0)	—	(250.6)
Interest income	0.2	0.2	3.9	—	4.3
Income (loss) before income taxes	$312.9	$61.0	$(436.4)	$—	$(62.5)
Income tax benefit (expense)					(124.0)
Net income (loss)					(186.5)
Net (income) loss attributable to noncontrolling interests					11.2
Net income (loss) attributable to MCBC					$(175.3)

	Year ended December 31, 2021
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,485.0	$1,802.3	$—	$(7.6)	$10,279.7
Interest expense	(1.4)	(5.8)	(253.1)	—	(260.3)
Interest income	—	0.2	1.8	—	2.0
Income (loss) before income taxes	$1,176.5	$32.9	$29.6	$—	$1,239.0
Income tax benefit (expense)					(230.5)
Net income (loss)					1,008.5
Net (income) loss attributable to noncontrolling interests					(2.8)
Net income (loss) attributable to MCBC					$1,005.7
The following table presents total assets and select cash flow information by segment.

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2023	2022	2023	2022	2021	2023	2022	2021
	(In millions)
Americas	$22,753.8	$22,242.7	$514.4	$526.9	$601.4	$525.8	$483.5	$405.0
EMEA&APAC	3,621.3	3,625.6	168.4	157.9	184.7	145.7	177.9	117.6
Consolidated	$26,375.1	$25,868.3	$682.8	$684.8	$786.1	$671.5	$661.4	$522.6
The following table presents net sales by geography, based on the location of the customer.

	For the years ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Net sales to unaffiliated customers
United States and its territories	$8,059.6	$7,405.6	$7,168.7
Canada	1,224.0	1,165.3	1,188.4
United Kingdom	1,313.7	1,166.3	959.1
Other countries(1)	1,104.8	963.8	963.5
Consolidated net sales	$11,702.1	$10,701.0	$10,279.7

(1)Reflects net sales within certain countries in Europe, Latin America, South America, the Middle East, Africa and Asia. No individual country within the other countries line has total net sales exceeding 10% of total consolidated net sales.
The following table presents property, plant and equipment, net and operating ROU assets by geographic location. See Note 8, "Leases" for further information on our operating ROU assets and Note 5, "Property, Plant and Equipment" for further information on our net property, plant and equipment.

	As of
	December 31, 2023	December 31, 2022
	(In millions)
Property, plant and equipment, net and operating ROU assets
United States and its territories	$2,720.2	$2,444.6
Canada	1,002.9	1,050.6
United Kingdom	414.1	365.4
Other countries(1)	508.0	494.9
Consolidated property, plant and equipment, net and operating ROU assets	$4,645.2	$4,355.5
(1)Reflects property, plant and equipment, net and operating ROU assets within certain countries in Europe, Latin America, South America, Africa and Asia. No individual country within the other countries line has total property, plant and equipment, net or operating ROU assets exceeding 10% of total consolidated property, plant and equipment, net or operating ROU assets, respectively.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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

Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023.
Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2023. All outstanding awards shown in the table below relate to our Class B common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	3,697,498	$57.25	4,325,695
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,697,498	$57.25	4,325,695
(1)Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. The number of securities to be issued upon exercise of outstanding awards includes 1,279,121 RSUs and DSUs, 880,125 PSUs (assuming the target award is met) and 1,538,252 options outstanding as of December 31, 2023. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Share-Based Payments" for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:
(1)Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, December 31, 2022 and December 31, 2021
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2023, December 31, 2022 and December 31, 2021
Notes to Consolidated Financial Statements
(2)Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, December 31, 2022 and December 31, 2021
(3)Exhibit list

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Beverage Company, as amended to date.	10-K	3.1	February 12, 2020
3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company.	8-K	3.1	May 23, 2022
4.1.1	Specimen Class A Common Stock Certificate	10-K	4.1.1	February 12, 2020
4.1.2	Specimen Class B Common Stock Certificate	10-K	4.1.2	February 12, 2020
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.2.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.2.9	Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated May 3, 2012, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	October 29, 2020
4.3	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.4	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.5.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.5.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.5.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.5.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.5.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.5.6	Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.5.7	Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.5.8	Seventh Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.3	October 29, 2020
4.6	Form of 1.250% Senior Notes due 2024.	8-K	4.2	July 7, 2016
4.7	Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.8	Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.9.1	Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.9.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.9.3	Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.9.4	Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.9.5	Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.9.6	Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.9.7		Sixth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	October 29, 2020
4.10		Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.11		Description of Registrant's Securities.	10-K	4.18	February 12, 2020
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1	*	Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan.	8-K	10.1	May 28, 2021
10.2.2	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-K	10.2.2	February 14, 2017
10.2.3	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-K	10.2.3	February 14, 2017
10.2.4	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.5	*	Form of Directors RSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan for awards granted prior to 2020.	10-Q	10.6	November 7, 2008
10.2.6	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.2.7	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.7	February 23, 2022
10.2.8	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-Q	10.6	May 2, 2023
10.2.9	*	Form of Director Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.9	February 23, 2022
10.2.10	*	Form of Nonqualified Stock Option pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.10	February 23, 2022
10.2.11	*	Form of Cash-Settled Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.11	February 23, 2022
10.2.12	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022.	10-Q	10.1	May 3, 2022

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.2.13	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.2	May 3, 2022
10.2.14	*	Form of Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.3	May 3, 2022
10.2.15	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2023.	10-Q	10.6	May 2, 2023
10.2.16	*	Directors Service Agreement, dated January 1, 2022, by and between Zagrebačka Pivovara d.o.o. and Sergii Ieskov.	10-Q	10.2	May 2, 2023
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
10.5	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019.	8-K	10.1	July 24, 2019
10.6	*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.7	*	Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin D.K. Hattersley.	8-K	10.1	July 31, 2019
10.8	*	Offer Letter, dated February 23, 2023, by and between Molson Coors Beverage Company and Michelle St. Jacques.	8-K	10.1	February 28, 2023
10.9.1	*	Offer Letter, dated November 12, 2021, by and between Molson Coors Beverage Company and Anne-Marie D’Angelo.	10-Q	10.3	May 2, 2023
10.9.2	*	Consulting Agreement, dated April 6, 2023, by and between Molson Coors Beverage Company and Anne-Marie D’Angelo.	8-K	10.1	April 6, 2023
10.9.3	*	General Waiver and Release Agreement, dated April 6, 2023, by and between Molson Coors Beverage Company and Anne-Marie D’Angelo.	8-K	10.2	April 6, 2023
10.10.1	**	Amended and Restated Credit Agreement, dated June 26, 2023, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	June 28, 2023
10.10.2	**	Amended and Restated Subsidiary Guarantee Agreement, dated June 26, 2023, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, each subsidiary listed on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	June 28, 2023
10.11		Form of Commercial Paper Dealer Agreement	8-K	10.3	July 13, 2017
10.12		Form of Amendment to Commercial Paper Dealer Agreement	10-K	10.12	February 21, 2023
21		Subsidiaries of the Registrant.				X
22		Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.				X

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
23		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				XX
97	*	Global Incentive Compensation Clawback Policy				X
101.INS	***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	***	XBRL Taxonomy Extension Schema Document				X
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover page formatted as Inline XBRL and contained in Exhibit 101.				X
* Represents a management contract or compensatory plan or arrangement.
** Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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
(c)Other Financial Statement Schedules
SCHEDULE II
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange impact	Balance at end of year
Deferred tax valuation allowance
Year ended:
December 31, 2023	$57.2	$13.2	$(10.2)	$1.7	$61.9
December 31, 2022	$60.7	$20.6	$(23.0)	$(1.1)	$57.2
December 31, 2021	$62.2	$14.8	$(16.2)	$(0.1)	$60.7

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
February 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ GAVIN D.K. HATTERSLEY	President, Chief Executive Officer and Director (Principal Executive Officer)
Gavin D.K. Hattersley
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ ROXANNE M. STELTER	Vice President and Controller (Principal Accounting Officer)
Roxanne M. Stelter
By	/s/ GEOFFREY E. MOLSON	Chairman
Geoffrey E. Molson
By	/s/ DAVID S. COORS	Vice Chairman
David S. Coors
By	/s/ JULIA M. BROWN	Director
Julia M. Brown
By	/s/ PETER H. COORS	Director
Peter H. Coors
By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ ANDREW T. MOLSON	Director
Andrew T. Molson
By	/s/ NESSA O'SULLIVAN	Director
Nessa O'Sullivan
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ JILL TIMM	Director
Jill Timm
By	/s/ LEROY J. WILLIAMS, JR.	Director
Leroy J. Williams, Jr.
By	/s/ JAMES A. WINNEFELD, JR.	Director
James A. Winnefeld, Jr.
February 20, 2024