Form 10-Q
period 2024-09-30
MOLSON COORS BEVERAGE CO
filed 2024-11-08
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2024:
Class A Common Stock — 2,563,034 shares
Class B Common Stock — 193,565,199 shares
Exchangeable shares:
As of October 31, 2024, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,678,963 shares
Class B Exchangeable shares — 7,205,946 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian Dollar
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
NCI	Noncontrolling interest
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
RON	Romanian Leu
RSD	Serbian Dinar
SEC	U.S. Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
STW	Sales-to-wholesalers
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. Dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, with respect to, among others, expectations of cost inflation, limited consumer disposable income, consumer preferences, overall volume and market share trends, pricing trends, industry forces, cost reduction strategies, shipment levels and profitability, the sufficiency of capital resources, anticipated results, expectations for funding future capital expenditures and operations, effective tax rate, debt service capabilities, timing and amounts of debt and leverage levels, Preserving the Planet and related environmental initiatives and expectations regarding future dividends and share repurchases. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intends," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part II.—Item IA. "Risk Factors" in this report and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2023 ("Annual Report"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Sales	$3,603.3	$3,905.6	$10,490.7	$10,551.5
Excise taxes	(560.6)	(607.2)	(1,599.3)	(1,640.2)
Net sales	3,042.7	3,298.4	8,891.4	8,911.3
Cost of goods sold	(1,840.2)	(1,952.2)	(5,395.5)	(5,575.5)
Gross profit	1,202.5	1,346.2	3,495.9	3,335.8
Marketing, general and administrative expenses	(684.7)	(746.8)	(2,067.8)	(2,096.7)
Other operating income (expense), net	(65.8)	(12.7)	(59.4)	(13.0)
Equity income (loss)	(0.8)	5.5	(3.6)	12.8
Operating income (loss)	451.2	592.2	1,365.1	1,238.9
Interest income (expense), net	(93.1)	(48.8)	(192.7)	(162.5)
Other pension and postretirement benefit (cost), net	(26.6)	2.5	(11.9)	7.7
Other non-operating income (expense), net	(0.1)	(1.9)	(3.8)	2.9
Total non-operating income (expense), net	(119.8)	(48.2)	(208.4)	(151.9)
Income (loss) before income taxes	331.4	544.0	1,156.7	1,087.0
Income tax benefit (expense)	(102.6)	(112.4)	(292.7)	(236.1)
Net income (loss)	228.8	431.6	864.0	850.9
Net (income) loss attributable to noncontrolling interests	(29.0)	(0.9)	(29.4)	(5.3)
Net income (loss) attributable to Molson Coors Beverage Company	$199.8	$430.7	$834.6	$845.6

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$0.96	$1.99	$3.98	$3.91
Diluted	$0.96	$1.98	$3.96	$3.89

Weighted-average shares outstanding
Basic	207.2	216.1	209.9	216.3
Dilutive effect of share-based awards	0.8	1.5	1.1	1.3
Diluted	208.0	217.6	211.0	217.6

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) including noncontrolling interests	$228.8	$431.6	$864.0	$850.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	104.8	(152.6)	(23.0)	(25.1)
Cumulative translation adjustment reclassified from other comprehensive income (loss)	—	(0.7)	—	(0.7)
Unrealized gain (loss) recognized on derivative instruments	(28.6)	50.0	1.3	38.5
Derivative instrument activity reclassified from other comprehensive income (loss)	—	—	—	1.0
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	14.4	—	14.4	—
Pension and other postretirement activity reclassified from other comprehensive income (loss)	23.3	(2.8)	19.7	(8.5)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.1	0.2	0.3	1.8
Total other comprehensive income (loss), net of tax	114.0	(105.9)	12.7	7.0
Comprehensive income (loss)	342.8	325.7	876.7	857.9
Comprehensive (income) loss attributable to noncontrolling interests	(29.3)	(0.2)	(29.4)	(5.4)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$313.5	$325.5	$847.3	$852.5

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,021.7	$868.9
Trade receivables, net	873.5	757.8
Other receivables, net	144.6	121.6
Inventories, net	833.3	802.3
Other current assets, net	356.4	297.9
Total current assets	3,229.5	2,848.5
Property, plant and equipment, net	4,497.0	4,444.5
Goodwill	5,317.6	5,325.3
Other intangibles, net	12,408.0	12,614.6
Other assets	1,183.2	1,142.2
Total assets	$26,635.3	$26,375.1
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$3,210.5	$3,180.8
Current portion of long-term debt and short-term borrowings	37.7	911.8
Total current liabilities	3,248.2	4,092.6
Long-term debt	6,203.0	5,312.1
Pension and postretirement benefits	452.6	465.8
Deferred tax liabilities	2,795.3	2,697.2
Other liabilities	368.5	372.3
Total liabilities	13,067.6	12,940.0
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	42.2	27.9
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 215.4 shares and 212.5 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	100.8	100.8
Class B exchangeable shares, no par value (issued and outstanding: 7.2 shares and 9.4 shares, respectively)	271.1	352.3
Paid-in capital	7,211.0	7,108.4
Retained earnings	8,040.2	7,484.3
Accumulated other comprehensive income (loss)	(1,107.1)	(1,116.3)
Class B common stock held in treasury at cost (21.4 shares and 13.9 shares, respectively)	(1,172.8)	(735.6)
Total Molson Coors Beverage Company stockholders' equity	13,345.3	13,196.0
Noncontrolling interests	180.2	211.2
Total equity	13,525.5	13,407.2
Total liabilities and equity	$26,635.3	$26,375.1
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$864.0	$850.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	512.1	508.6
Amortization of debt issuance costs and discounts	4.1	4.4
Interest expense related to mandatorily redeemable noncontrolling interest	45.8	—
Share-based compensation	34.6	34.1
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	37.3	8.2
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(25.1)	84.6
Equity (income) loss	3.6	(12.8)
Income tax (benefit) expense	292.7	236.1
Income tax (paid) received	(116.7)	(170.1)
Interest expense, excluding amortization of debt issuance costs and discounts and mandatorily redeemable noncontrolling interest	169.7	174.0
Interest paid	(186.9)	(201.5)
Change in current assets and liabilities and other	(219.4)	88.0
Net cash provided by (used in) operating activities	1,415.8	1,604.5
Cash flows from investing activities
Additions to property, plant and equipment	(563.0)	(494.1)
Proceeds from sales of property, plant, equipment and other assets	14.9	7.3
Acquisition of business, net of cash acquired	—	(63.9)
Other	17.8	(117.8)
Net cash provided by (used in) investing activities	(530.3)	(668.5)
Cash flows from financing activities
Dividends paid	(279.4)	(266.7)
Payments for purchases of treasury stock	(437.4)	(60.9)
Payments on debt and borrowings	(879.0)	(402.9)
Proceeds on debt and borrowings	863.7	7.0
Other	(12.7)	(5.1)
Net cash provided by (used in) financing activities	(744.8)	(728.6)
Effect of foreign exchange rate changes on cash and cash equivalents	12.1	(5.7)
Net increase (decrease) in cash and cash equivalents	152.8	201.7
Balance at beginning of year	868.9	600.0
Balance at end of period	$1,021.7	$801.7

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of June 30, 2023	$13,256.9	$—	$2.1	$102.2	$380.7	$7,059.5	$7,129.3	$(1,093.4)	$(549.6)	$226.1
Exchange of shares	—	—	—	(1.4)	(24.7)	26.1	—	—	—	—
Shares issued under equity compensation plan	0.4	—	—	—	—	0.4	—	—	—	—
Amortization of share-based compensation	13.8	—	—	—	—	13.8	—	—	—	—
Deconsolidation of VIE	(8.8)	—	—	—	—	—	—	—	—	(8.8)
Net income (loss) including noncontrolling interests	431.9	—	—	—	—	—	430.7	—	—	1.2
Other comprehensive income (loss), net of tax	(105.9)	—	—	—	—	—	—	(105.2)	—	(0.7)
Share repurchase program	(34.5)	—	—	—	—	—	—	—	(34.5)	—
Distributions and dividends to noncontrolling interests	(4.0)	—	—	—	—	—	—	—	—	(4.0)
Dividends declared	(90.0)	—	—	—	—	—	(90.0)	—	—	—
As of September 30, 2023	$13,459.8	$—	$2.1	$100.8	$356.0	$7,099.8	$7,470.0	$(1,198.6)	$(584.1)	$213.8

		Molson Coors Beverage Company Stockholders' Equity
									Accumulated	Common stock
		Common stock			Exchangeable				other	held in	Non
		issued			shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A		Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of June 30, 2024	$13,389.0	$—		$2.1	$100.8	$352.3	$7,119.4	$7,932.4	$(1,217.3)	$(1,110.1)	$209.4
Exchange of shares	—	—		—	—	(81.2)	81.2	—	—	—	—
Shares issued under equity compensation plan	(0.1)	—		—	—	—	(0.1)	—	—	—	—
Amortization of share-based compensation	10.4	—		—	—	—	10.4	—	—	—	—
Purchase of noncontrolling interest	—	—		—	—	—	0.1	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	229.5	—		—	—	—	—	199.8	—	—	29.7
Other comprehensive income (loss), net of tax	114.0	—		—	—	—	—	—	113.7	—	0.3
Share repurchase program	(62.7)	—		—	—	—	—	—	—	(62.7)	—
Contributions from noncontrolling interests	2.7	—		—	—	—	—	—	—	—	2.7
Reclassification of mandatorily redeemable noncontrolling interest to accounts payable and other current liabilities	(49.2)	—	0	—	—	—	—	—	(3.5)	—	(45.7)
Reclassification of noncontrolling interests to redeemable noncontrolling interests	(16.1)	—		—	—	—	—	—	—	—	(16.1)
Dividends declared	(92.0)	—		—	—	—	—	(92.0)	—	—	—
As of September 30, 2024	$13,525.5	$—		$2.1	$100.8	$271.1	$7,211.0	$8,040.2	$(1,107.1)	$(1,172.8)	$180.2

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2022	$12,915.2	$—	$2.1	$102.2	$413.3	$7,006.4	$6,894.1	$(1,205.5)	$(522.9)	$225.5
Exchange of shares	—	—	—	(1.4)	(57.3)	58.7	—	—	—	—
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	34.1	—	—	—	—	34.1	—	—	—	—
Deconsolidation of VIE	(8.8)	—	—	—	—	—	—	—	—	(8.8)
Net income (loss) including noncontrolling interests	851.2	—	—	—	—	—	845.6	—	—	5.6
Other comprehensive income (loss), net of tax	7.0	—	—	—	—	—	—	6.9	—	0.1
Share repurchase program	(61.2)	—	—	—	—	—	—	—	(61.2)	—
Contributions from noncontrolling interests	2.4	—	—	—	—	—	—	—	—	2.4
Distributions and dividends to noncontrolling interests	(11.0)	—	—	—	—	—	—	—	—	(11.0)
Dividends declared	(269.7)	—	—	—	—	—	(269.7)	—	—	—
As of September 30, 2023	$13,459.8	$—	$2.1	$100.8	$356.0	$7,099.8	$7,470.0	$(1,198.6)	$(584.1)	$213.8

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2023	$13,407.2	$—	$2.1	$100.8	$352.3	$7,108.4	$7,484.3	$(1,116.3)	$(735.6)	$211.2
Exchange of shares	—	—	—	—	(81.2)	81.2	—	—	—	—
Shares issued under equity compensation plan	(13.3)	—	—	—	—	(13.3)	—	—	—	—
Amortization of share-based compensation	34.6	—	—	—	—	34.6	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	0.1	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	865.7	—	—	—	—	—	834.6	—	—	31.1
Other comprehensive income (loss), net of tax	12.7	—	—	—	—	—	—	12.7	—	—
Share repurchase program	(437.2)	—	—	—	—	—	—	—	(437.2)	—
Contributions from noncontrolling interests	2.7	—	—	—	—	—	—	—	—	2.7
Distributions and dividends to noncontrolling interests	(2.8)	—	—	—	—	—	—	—	—	(2.8)
Reclassification of mandatorily redeemable noncontrolling interest to accounts payable and other current liabilities	(49.2)	—	—	—	—	—	—	(3.5)	—	(45.7)
Reclassification of noncontrolling interests to redeemable noncontrolling interests	(16.1)	—	—	—	—	—	—	—	—	(16.1)
Dividends declared	(278.7)	—	—	—	—	—	(278.7)	—	—	—
As of September 30, 2024	$13,525.5	$—	$2.1	$100.8	$271.1	$7,211.0	$8,040.2	$(1,107.1)	$(1,172.8)	$180.2
(1) All activity included in the noncontrolling interests column of the unaudited condensed consolidated statements of stockholder's equity and noncontrolling interests excludes activity from our redeemable noncontrolling interest.
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
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior year periods. Our primary operating currencies, other than the USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, RON and RSD.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our Annual Report, except as noted in Note 2, "New Accounting Pronouncements".
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Anti-Dilutive Securities
Anti-dilutive securities from share-based awards excluded from the computation of diluted EPS were 1.5 million and 0.3 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and 1.3 million and 0.6 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Dividends
On July 18, 2024, our Company's Board of Directors ("Board") declared a dividend of $0.44 per share, paid on September 20, 2024 to shareholders of Class A and Class B common stock of record on August 30, 2024. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.60 per share. During the nine months ended September 30, 2024, dividends declared to eligible shareholders were $1.32 per share, with the CAD equivalent equal to CAD 1.78 per share.
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
The following table presents the shares repurchased and aggregate cost, including brokerage commissions and excise taxes incurred, under the current and superseded share repurchase programs for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Shares repurchased	1,160,707	505,000	7,500,489	980,000
Aggregate cost (in millions)	$62.7	$34.5	$437.2	$61.2

Non-Cash Activity
Non-cash investing activities include movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had non-cash activities related to capital expenditures incurred but not yet paid of $119.7 million and $168.6 million during the nine months ended September 30, 2024 and September 30, 2023, respectively. In addition, we had non-cash activities related to certain issuances of share-based awards.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases further discussed in Note 6, "Leases" there was no other significant non-cash activity during the nine months ended September 30, 2024 and September 30, 2023, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for trade receivables was $13.4 million and $12.7 million as of September 30, 2024 and December 31, 2023, respectively.
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. with $172.8 million and $147.5 million confirmed as valid and outstanding as of September 30, 2024 and December 31, 2023, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
Acquisition
On August 7, 2023, we acquired a 75% equity interest in Blue Run Spirits, Inc., a U.S. based high end whiskey business, for a purchase price of $77 million, which included cash paid of $64 million. The acquisition is aligned with our strategy to expand beyond the beer aisle and enhance our presence in the spirits category.
The acquisition was accounted for as a business combination, with $88 million allocated to a definite-lived brand intangible asset to be amortized over a 15-year period and the remainder primarily allocated to other working capital balances and goodwill for the amount in excess of the net identifiable assets acquired. An NCI was recognized at fair value based on a Monte Carlo simulation model and is recorded as redeemable noncontrolling interest in the consolidated balance sheets based on the contractual terms of the agreement. Pro forma results of operations have not been presented as the impact is not material to our results of operation or financial position.
Purchases of Annuity Contracts
On September 26, 2024, we purchased annuity contracts for two of our Canadian pension plans which transferred approximately $344 million of pension plan liabilities, along with the associated administration of benefits, to an insurance company using the plan's respective pension plan assets. This transaction had no impact on the amount, timing or form of the retirement benefit payments to the affected retirees and beneficiaries. As a result of the transaction, we reduced the respective pension plan liabilities and assets and remeasured any remaining pension plan liabilities and assets using updated actuarial assumptions. We elected the practical expedient to perform the remeasurement as of the nearest calendar month-end date, which was September 30, 2024. A total settlement loss of $34.0 million was recorded to other pension and postretirement benefit (costs), net in the unaudited condensed consolidated statements of operations during the third quarter of 2024. See the impacts of the pension plan remeasurement and settlement on AOCI in Note 11, "Accumulated Other Comprehensive Income (Loss)."

Cobra Beer Partnership, Ltd. Buyout
Out of Period Adjustment
During the three months ended September 30, 2024, we identified certain errors in the historical accounting for NCI with redemption features outside of our control under the terms of our Cobra Beer Partnership, Ltd. ("Cobra U.K." or "CBPL") partnership agreement and within certain other immaterial investments. Since the inception of these partnerships dating back to as early as 2002, we had historically accounted for the NCI within permanent equity with no adjustments to redemption value. Rather, our partners' shares should have been presented as redeemable NCI through the date of exercise of the redemption feature, with adjustments to the redemption value being recorded each reporting period as necessary. Specific to CBPL, since the option redemption price was not at fair value, the historical adjustments should have been recorded to net (income) loss attributable to noncontrolling interests in the unaudited condensed consolidated statements of operations, based on our accounting policy to reflect the entire change in the redemption amount as a deemed dividend and earnings per share adjustment (resulting from the redemption feature) as part of the attribution of consolidated net income to the noncontrolling interest (as reported on the face of the income statement). Furthermore, in March 2024, our CBPL partner exercised its put option requiring us to acquire their 49.9% ownership interest. Since the exercise was irrevocable, the NCI became mandatorily redeemable at that time and should have been reclassified to accounts payable and other current liabilities. These errors resulted in a reclassification of $65 million from noncontrolling interests, of which $49 million was reclassified to accounts payable and other current liabilities for CBPL and $16 million was reclassified to redeemable noncontrolling interests for the other immaterial investments in our unaudited condensed consolidated balance sheets. In addition, the errors resulted in a cumulative understatement of $34.5 million to net income attributable to NCI and a corresponding cumulative overstatement to net income attributable to MCBC in our unaudited condensed consolidated statements of operations. The errors were corrected through an out of period adjustment as of and for the three months ended September 30, 2024. Management assessed the impact of the errors and deemed them to not be material to any prior periods or to forecasted results for 2024. In October 2024, we obtained a final redemption value that would be due to acquire the 49.9% NCI of the CBPL partnership. As a result, during the three months ended September 30, 2024, we recorded an adjustment of $45.8 million to increase the mandatorily redeemable NCI liability to the final redemption value, with the adjustment recorded to interest expense.
Subsequent Events
The CBPL buyout was finalized on October 21, 2024, resulting in a cash payment of $89 million which will be recorded as a cash outflow from financing activities in the consolidated statement of cash flows in the fourth quarter of 2024.
2. New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, aimed at enhancing transparency in income statement disclosures by requiring entities to disclose additional disaggregated information about significant expenses included in our results of operations. This guidance is effective for us starting with our annual report for the year ending December 31, 2027 and the subsequent interim periods, with prospective or retrospective application allowed and early adoption permitted. We are still assessing the impact of the ASU, including the timing and method of adoption, however, we expect the guidance to impact disclosures only and not to have a material effect on our financial position or results of operations.
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

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material effect on our unaudited condensed consolidated financial statements.
3. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. We have not provided any financial support to any of our VIEs during the nine months ended September 30, 2024 that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net, respectively, on the unaudited condensed consolidated balance sheets.
Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs as of September 30, 2024 are Cobra U.K., Rocky Mountain Metal Container ("RMMC"), and Rocky Mountain Bottle Company ("RMBC"), as well as other immaterial entities. Our unconsolidated VIEs are Brewers Retail Inc. ("BRI"), Brewers Distributor Ltd. ("BDL") and The Yuengling Company LLC, as well as other immaterial investments.
Under our CBPL U.K. partnership agreement, our partner exercised a put option which has resulted in our acquisition of the remaining 49.9% ownership interest. In October 2024, we obtained a final valuation of the redemption value that would be due to acquire the remaining 49.9%. The transaction was finalized on October 21, 2024, resulting in a cash payment of $89 million. See further discussion of this transaction in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we had a guarantee liability of $32.0 million and $35.4 million recorded as of September 30, 2024 and December 31, 2023, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment on the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
ZOA Energy, LLC
During the third quarter of 2023, we increased our investment in ZOA Energy, LLC ("ZOA"), an energy drink company operating in the U.S. and Canada, bringing our ownership interest to 40%, on a fully diluted basis. The increase in ownership resulted in the transition of accounting for our investment from the fair value method under ASC 321 to equity method investment accounting under ASC 323 on a prospective basis and the cash outflow associated with the investment is reflected within other in the investing activities section of the unaudited condensed consolidated statement of cash flows. Subsequent to the investment, the carrying value of our recorded ownership investment exceeds our ratable portion of underlying equity in the net assets of ZOA, and this basis difference has been fully allocated to equity method goodwill.
In October 2024, we increased our investment in ZOA for cash consideration of $53 million, bringing our ownership interest to 51% subsequent to the closing of the transaction. The transaction will be recorded as a business combination, and ZOA will be included in our consolidated financial statements from the date of acquisition within the Americas reporting segment. The acquisition is aligned with our strategy to expand beyond beer. Based on the timing of the transaction, we are still in the preliminary stages of accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed as well as other consolidation adjustments during the fourth quarter of 2024.

Consolidated VIEs
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests and excluding goodwill):

	As of
	September 30, 2024		December 31, 2023
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$209.3	$24.0	$261.6	$24.7
Other	$3.7	$3.5	$2.8	$3.3
As of September 30, 2024, for RMMC/RMBC, $72.5 million and $105.0 million were recorded in inventories, net and property, plant and equipment, net, respectively on the unaudited condensed consolidated balance sheets. As of December 31, 2023, for RMMC/RMBC, $108.2 million and $120.7 million were recorded in inventories, net and property, plant and equipment, net, respectively on the consolidated balance sheets.
4. Inventories

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Finished goods	$299.7	$245.7
Work in process	99.0	97.4
Raw materials	279.8	275.1
Packaging materials	154.8	184.1
Inventories, net	$833.3	$802.3
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill is presented in the table below by segment.

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2023	$5,325.3	$—	$5,325.3
Divestiture(2)	(6.1)	—	(6.1)
Foreign currency translation, net	(1.6)	—	(1.6)
Balance as of September 30, 2024	$5,317.6	$—	$5,317.6
(1)Accumulated impairment losses for the Americas segment was $1,513.3 million as of September 30, 2024 and December 31, 2023. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020 with an accumulated impairment loss of $1,484.3 million.
(2)During the three months ended September 30, 2024, we divested of certain of our U.S. craft businesses and allocated a portion of goodwill to the disposal group based on the relative fair values of the disposal group and the reporting unit.
As of the date of our annual impairment test performed as of October 1, 2023, the fair value of the Americas reporting unit goodwill balance was in excess of its carrying value by slightly less than 15%, and as such, the reporting unit continues to be at heightened risk of future impairment in the event of significant unfavorable changes in assumptions. We continue to focus on growing our core power brands net sales, aggressively premiumizing our portfolio and scaling and expanding beyond beer. While progress has been made on these strategies over recent years, including the strengthening of our core power brands, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions and market multiples or discount rates that could negatively impact future analyses, including the impacts of cost inflation, increases to interest rates and other external industry factors impacting our business.

We determined that there was no triggering event that occurred during the nine months ended September 30, 2024 that would indicate the carrying value of our Americas reporting unit was greater than its fair value. Our goodwill annual impairment analysis as of October 1, 2024 is currently in progress, and we have not yet finalized our results. For all of the reasons described in the preceding paragraph, our goodwill balance continues to be at risk of future impairment.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of September 30, 2024.

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,918.0	$(1,716.6)	$3,201.4
License agreements and distribution rights	10 - 20	206.3	(123.1)	83.2
Other	5 - 40	84.8	(27.5)	57.3
Intangible assets not subject to amortization
Brands	Indefinite	8,010.5	—	8,010.5
Distribution networks	Indefinite	748.0	—	748.0
Other	Indefinite	307.6	—	307.6
Total		$14,275.2	$(1,867.2)	$12,408.0
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2023.

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,029.2	$(1,634.4)	$3,394.8
License agreements and distribution rights	10 - 20	204.9	(117.6)	87.3
Other	5 - 40	84.8	(25.8)	59.0
Intangible assets not subject to amortization
Brands	Indefinite	8,002.0	—	8,002.0
Distribution networks	Indefinite	763.9	—	763.9
Other	Indefinite	307.6	—	307.6
Total		$14,392.4	$(1,777.8)	$12,614.6
The changes in the gross carrying amounts of intangible assets from December 31, 2023 to September 30, 2024 were primarily driven by the disposal of brands related to certain of our U.S. craft businesses, along with the impact of foreign exchange rates, as a significant amount of intangible assets, other than goodwill, are denominated in foreign currencies.
Based on foreign exchange rates as of September 30, 2024, the estimated future amortization expense of intangible assets was as follows.

Fiscal year	Amount
(In millions)
2024 - remaining	$50.8
2025	$203.1
2026	$186.2
2027	$127.2
2028	$125.7

Amortization expense of intangible assets was $50.7 million and $52.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $155.3 million and $154.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. This expense was presented within MG&A expenses in our unaudited condensed consolidated statements of operations.
As of the date of our annual impairment test of indefinite-lived intangible assets, performed as of October 1, 2023, the carrying value of the Staropramen family of brands in EMEA&APAC was determined to be in excess of its fair value such that an impairment loss was recorded during the three months ended December 31, 2023. As this was a partial impairment, the intangible asset is considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions, including forecasted future cash flows based on execution of strategic initiatives for expansion and distribution of the brand, as well as discount rates and other macroeconomic factors. Our indefinite-lived intangible asset annual impairment analysis as of October 1, 2024 is currently in progress, and we have not yet finalized our results.
The fair value of the Coors brands in the Americas, the Miller brands in the U.S. and the Carling brands in EMEA&APAC all exceeded their respective carrying values by over 15% as of the October 1, 2023 annual testing date.
No triggering events were identified during the nine months ended September 30, 2024 that would indicate the carrying values of our indefinite-lived or definite-lived intangible assets were greater than their fair values.
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
6. Leases
Supplemental balance sheet information related to leases as of September 30, 2024 and December 31, 2023 was as follows:

		As of
		September 30, 2024	December 31, 2023
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$197.7	$200.7
Current operating lease liabilities	Accounts payable and other current liabilities	$48.2	$46.9
Non-current operating lease liabilities	Other liabilities	164.5	163.9
Total operating lease liabilities		$212.7	$210.8

Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$62.7	$46.4
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$7.8	$5.2
Non-current finance lease liabilities	Long-term debt	61.1	48.5
Total finance lease liabilities		$68.9	$53.7

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and September 30, 2023 was as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$40.7	$43.2
Operating cash flows from finance leases	$2.8	$2.8
Financing cash flows from finance leases	$4.5	$3.7
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$40.1	$104.1
Finance leases	$17.9	$0.8
Executed leases that have not yet commenced as of September 30, 2024 are not material and are expected to commence by the end of the first quarter of 2025.
7. Debt
Debt Obligations

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Long-term debt
EUR 800 million 1.25% senior notes due July 2024(1)	$—	$883.1
CAD 500 million 3.44% senior notes due July 2026	369.7	377.6
$2.0 billion 3.0% senior notes due July 2026	2,000.0	2,000.0
EUR 800 million 3.8% senior notes due June 2032(2)	890.8	—
$1.1 billion 5.0% senior notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% senior notes due July 2046	1,800.0	1,800.0
Finance leases	68.9	53.7
Other	23.5	23.5
Less: unamortized debt discounts and debt issuance costs	(39.6)	(35.5)
Total long-term debt (including current portion)	6,213.3	6,202.4
Less: current portion of long-term debt	(10.3)	(890.3)
Total long-term debt	$6,203.0	$5,312.1

Short-term borrowings(3)	$27.4	$21.5
Current portion of long-term debt	10.3	890.3
Current portion of long-term debt and short-term borrowings	$37.7	$911.8
(1)We repaid our EUR 800 million 1.25% senior notes upon maturity on July 15, 2024 using the cash proceeds from our EUR 800 million 3.8% senior notes issued on May 29, 2024 and cash on hand.
(2)On May 29, 2024, MCBC issued EUR 800 million 3.8% senior notes with a maturity of June 15, 2032 ("EUR 2032 Senior Notes"). The issuance resulted in total proceeds of $863.7 million, net of underwriting fees and discounts. Total debt discounts and debt issuance costs capitalized in connection with these senior notes, including underwriting fees, were approximately $7.1 million, and are being amortized over the term of the EUR 2032 Senior Notes. The EUR 2032 Senior Notes began accruing interest upon issuance, with interest payments due annually. Additionally, upon issuance we designated the EUR 2032 Senior Notes as a hedge of our investment in a EUR functional currency subsidiary. See Note 8, "Derivative Instruments and Hedging Activities" for further details.
(3)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.

As of September 30, 2024, we had $22.4 million in bank overdrafts and $126.2 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $103.8 million. As of December 31, 2023, we had $16.5 million in bank overdrafts and $75.5 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $59.0 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of September 30, 2024 and December 31, 2023. See further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for further discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations using observable market interest and foreign exchange rates. As of September 30, 2024 and December 31, 2023, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $6.0 billion and $5.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
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
We had no borrowings drawn on the amended and restated multi-currency revolving credit facility and no commercial paper borrowings as of September 30, 2024 and December 31, 2023.
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
Under the amended and restated $2.0 billion multi-currency revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the amended and restated multi-currency revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of September 30, 2024, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2024 rank pari-passu.
8. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II.—Item 8. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the nine months ended September 30, 2024. As noted in Part II.—Item 8. Financial Statements, Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since December 31, 2023.
Net Investment Hedges
On May 29, 2024, concurrent with the issuance of the EUR 2032 Senior Notes, we designated the principal of the senior notes as a non-derivative net investment hedge of our investment in a EUR functional currency subsidiary in order to hedge a portion of the related foreign currency translational impacts. Accordingly, we will record the changes in the carrying value of the EUR 2032 Senior Notes due to fluctuations in the spot rate to AOCI. See Note 7, "Debt" for further discussion of the EUR 2032 Senior Notes.

Additionally, on May 29, 2024, we de-designated the principal of the EUR 800 million 1.25% senior notes and as a result, the associated net investment hedge was discontinued. The accumulated gains and losses associated with the settled net investment hedge will remain in AOCI until a liquidation or deconsolidation event at which point the accumulated gains and losses will be reclassified into earnings.
Foreign Currency Forwards
In the second quarter of 2023, we entered into approximately CAD 260 million (approximately 195 million USD) of foreign exchange forward contracts to manage our exposure to foreign currency fluctuations related to the repayment of our CAD 500 million 2.84% senior notes that matured on July 15, 2023. These contracts were not designated in hedge accounting relationships and, as such, changes in the fair value were recorded in other non-operating income (expense), net in the unaudited condensed consolidated statements of operations. These contracts settled on July 12, 2023 for an immaterial amount in advance of the senior notes being repaid.
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
The table below summarizes our derivative assets (liabilities) that were measured at fair value as of September 30, 2024 and December 31, 2023. The fair value for all derivative contracts as of September 30, 2024 and December 31, 2023 were valued using significant other observable inputs, which are Level 2 inputs.

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Forward starting interest rate swaps	$39.2	$41.6
Foreign currency forwards	—	(1.4)
Commodity swaps and options	(2.6)	(30.4)
Total	$36.6	$9.8
As of September 30, 2024 and December 31, 2023, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the nine months ended September 30, 2024 were all included in Level 2.

Results of Period Derivative Activity
The tables below include the results of our derivative activity on our unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, and our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023.
Fair Value of Derivative Instruments on the Unaudited Condensed Consolidated Balance Sheets (in millions):

	As of September 30, 2024
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$39.2	Other liabilities	$—
Foreign currency forwards	$234.0	Other current assets	0.9	Accounts payable and other current liabilities	(0.4)
		Other non-current assets	0.1	Other liabilities	(0.6)
Total derivatives designated as hedging instruments			$40.2		$(1.0)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$459.7	Other current assets	$14.9	Accounts payable and other current liabilities	$(18.7)
		Other non-current assets	4.1	Other liabilities	(2.9)
Total derivatives not designated as hedging instruments			$19.0		$(21.6)

	As of December 31, 2023
		Derivative Assets		Derivative Liabilities
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$41.6	Other liabilities	$—
Foreign currency forwards	$219.4	Other current assets	1.1	Accounts payable and other current liabilities	(1.2)
		Other non-current assets	—	Other liabilities	(1.3)
Total derivatives designated as hedging instruments			$42.7		$(2.5)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$653.5	Other current assets	$11.1	Accounts payable and other current liabilities	$(42.0)
		Other non-current assets	6.6	Other liabilities	(6.1)
Commodity options(1)	$21.7	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
Total derivatives not designated as hedging instruments			$17.9		$(48.3)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Three Months Ended September 30, 2024
Forward starting interest rate swaps	$(35.8)	Interest income (expense), net	$(0.8)
Foreign currency forwards	(2.3)	Cost of goods sold	0.9
		Other non-operating income (expense), net	(0.1)
Total	$(38.1)		$—
Three Months Ended September 30, 2023
Forward starting interest rate swaps	$62.6	Interest income (expense), net	$(0.8)
Foreign currency forwards	5.1	Cost of goods sold	1.1
		Other non-operating income (expense), net	(0.3)
Total	$67.7		$—

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Nine Months Ended September 30, 2024
Forward starting interest rate swaps	$(2.4)	Interest income (expense), net	$(2.5)
Foreign currency forwards	4.0	Cost of goods sold	3.0
		Other non-operating income (expense), net	(0.5)
Total	$1.6		$—
Nine Months Ended September 30, 2023
Forward starting interest rate swaps	$51.9	Interest income (expense), net	$(4.3)
Foreign currency forwards	0.3	Cost of goods sold	3.8
		Other non-operating income (expense), net	(0.8)
Total	$52.2		$(1.3)
The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing) (1)
Three Months Ended September 30, 2024
EUR 800 million 3.8% senior notes due June 2032	$(33.6)	Other non-operating income (expense), net	$—
Three Months Ended September 30, 2023
EUR 800 million 1.25% senior notes due July 2024	$27.0	Other non-operating income (expense), net	$—

Net investment hedge relationships	Amount of gain (loss) recognized in OCI	Location of gain (loss) recognized in income (amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income (amount excluded from effectiveness testing)(1)
Nine Months Ended September 30, 2024
EUR 800 million 1.25% senior notes due July 2024	$14.5	Other non-operating income (expense), net	$—
EUR 800 million 3.8% senior notes due June 2032	(22.1)	Other non-operating income (expense), net	—
Total	$(7.6)		$—
Nine Months Ended September 30, 2023
EUR 800 million 1.25% senior notes due July 2024	$10.7	Other non-operating income (expense), net	$—
(1)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and period amortization is recorded in OCI.
The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three and nine months ended September 30, 2024 and September 30, 2023, respectively, we did not reclassify any amounts related to net investment hedges from AOCI into earnings.
As of September 30, 2024, we expect net losses of approximately $3 million (pretax) recorded in AOCI that will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of September 30, 2024 is approximately 3 years.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Three Months Ended September 30, 2024
Commodity swaps	Cost of goods sold	$(13.1)
Three Months Ended September 30, 2023
Commodity swaps	Cost of goods sold	$35.6
Foreign currency forwards	Other non-operating income (expense), net	0.8
Total		$36.4

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Nine Months Ended September 30, 2024
Commodity swaps	Cost of goods sold	$(10.8)
Nine Months Ended September 30, 2023
Commodity swaps	Cost of goods sold	$(44.0)
Foreign currency forwards	Other non-operating income (expense), net	2.7
Total		$(41.3)
9. Income Tax

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Effective tax rate	31%	21%	25%	22%

The higher effective tax rate for the three and nine months ended September 30, 2024, compared to the prior year, was partly due to the impact of a valuation allowance that was recorded on deferred tax assets in the third quarter of 2024 related to the divestment of certain of our U.S. craft businesses. The divestment resulted in the realization of a capital loss for U.S. tax purposes. We believe it is more likely than not that the deferred tax asset generated by the capital loss will not be recognized, and as a result, a $16.4 million valuation allowance was recorded for the year to date period. The higher effective tax rate was also due to the $45.8 million increase in the mandatorily redeemable NCI liability of CBPL to the final redemption value, which was recorded to interest expense in the third quarter of 2024 and is non-deductible for tax purposes. Finally, the higher effective tax rate for the three months ended September 30, 2024 was partly driven by a decrease in discrete tax benefit.
Our effective tax rate can be volatile and may change with, among other things, the amount and source of pretax income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled, or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, could have an impact on our effective tax rate.
Recently, intergovernmental entities such as the Organization for Economic Development ("OECD") and European Union ("EU") have proposed changes to the existing tax laws of member countries, including model rules introduced by the OECD for a new 15% global minimum tax. In December 2022, the EU member states agreed to incorporate the 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. In addition, several non-EU countries, including Canada and the U.K., have proposed and/or adopted legislation consistent with the OECD global minimum tax framework. The global minimum tax, which is now effective in countries with enacted legislation, did not materially impact our financial or cash tax position in the three or nine months ended September 30, 2024. We continue to evaluate the impact on future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules.
10. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $72.3 million and $70.2 million as of September 30, 2024 and December 31, 2023, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters unless otherwise noted below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. Our litigation, other disputes and environmental issues are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the nine months ended September 30, 2024.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand had "rebranded" itself as "Stone" and was marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. In the first quarter of 2022, a jury returned a verdict in which it concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. After denial of post-trial motions, in the fourth quarter of 2023, MCBC USA filed a notice of appeal in the 9th Circuit Court of Appeals, which is scheduled to be heard in November 2024. As of September 30, 2024 and December 31, 2023, the Company had a recorded accrued liability of $60.1 million and $58.5 million, respectively, within other liabilities on our unaudited condensed consolidated balance sheets reflecting the best estimate of probable loss in this case based on the judgment plus associated post-judgment interest. However, it is reasonably possible that the estimate of the loss could change in the near term based on the progression of the case, including the appeals process. We will continue to monitor the status of the case and will adjust the accrual in the period in which any significant change occurs which could impact the estimate of the loss for this matter.

Regulatory Contingencies
The Province of Ontario and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd. (collectively, the "Representative Owners") and BRI, operating under the name The Beer Store ("TBS"), are parties to a Master Framework Agreement ("MFA") that dictates the terms of the beer distribution and retail systems in the Province of Ontario. In December 2023, the Province of Ontario notified the Representative Owners and TBS that it would not be renewing the MFA after the initial term which expires on December 31, 2025. The Province of Ontario simultaneously announced a set of non-binding key principles ("Key Principles") agreed upon between the Province of Ontario, the Representative Owners and TBS, concerning the intended features of the future marketplace for beer distribution and retail systems in the Province of Ontario. Under the Key Principles, TBS will be permitted to continue its retail operations and will continue to be the primary distributor of beer in the Province of Ontario through at least 2031. The Key Principles also state grocery stores, convenience stores, gas stations and big-box retailers in the Province of Ontario will be able to apply for licenses to sell beer, wine, cider and ready-to-drink cocktails starting no later than January 1, 2026. On May 23, 2024, the Representative Owners, TBS and the Province of Ontario (collectively, the "Parties") entered into an Early Implementation Agreement ("EIA") which aligns to the Key Principles that were derived in December of 2023 and replaces the MFA agreement. The EIA was effective August 1, 2024 with provisions continuing until December 31, 2030. In summary, the EIA allows for the expansion of the licensed sale of beer, wine and ready-to-drink cocktails to all convenience stores which began on September 5, 2024 and all grocery stores which began on October 31, 2024. In addition, under the EIA, the Province of Ontario will provide financial support to TBS and the representative owners of up to CAD 225 million through reimbursement of costs incurred in connection with the early implementation and to TBS in connection with the operation of the agreed upon retail footprint during the interim period between the commencement date of the EIA and the original expiration date of the MFA. We continue to evaluate the impacts of the EIA and the expected future marketplace for beer distribution and retail systems in the Province of Ontario on our results of operations.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of September 30, 2024 and December 31, 2023, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $34.7 million and $36.9 million, respectively.
Separately, related to our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities, we accrued $10.5 million and $11.8 million, in aggregate, as of September 30, 2024 and December 31, 2023 respectively. Our Kaiser liabilities are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the nine months ended September 30, 2024.

11. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2023	$(778.0)	$30.6	$(352.7)	$(16.2)	$(1,116.3)
Foreign currency translation adjustments	(15.4)	—	—	—	(15.4)
Cumulative translation adjustment reclassified from noncontrolling interest to accumulated other comprehensive income (loss)(1)	(3.5)	—	—	—	(3.5)
Gain (loss) recognized on net investment hedges	(7.6)	—	—	—	(7.6)
Unrealized gain (loss) recognized on derivative instruments	—	1.6	—	—	1.6
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)(2)	—	—	19.5	—	19.5
Pension and other postretirement activity reclassified from other comprehensive income (loss)(3)	—	—	26.8	—	26.8
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	0.5	0.5
Tax benefit (expense)	—	(0.3)	(12.2)	(0.2)	(12.7)
As of September 30, 2024	$(804.5)	$31.9	$(318.6)	$(15.9)	$(1,107.1)
(1)Our partner in the CBPL U.K. partnership agreement exercised a put option in March 2024 which triggered the NCI to become mandatorily redeemable and require reclassification to accounts payable and other current liabilities in the unaudited condensed consolidated balance sheets. The cumulative translation adjustment recorded on the mandatorily redeemable NCI was reclassified to AOCI. See further discussion of this transaction in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
(2)On September 26, 2024, we purchased annuity contracts for two of our Canadian pension plans which transferred pension plan liabilities, along with the associated administration of benefits, to an insurance company using the plan's respective pension plan assets. As a result, on September 30, 2024, we remeasured both pension plans and recorded the offset to AOCI.
(3)In connection with the purchase of annuity contracts for two of our Canadian pension plans as described above, we recorded a total settlement loss of $34.0 million.

12. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In millions)
Restructuring(1)
Employee-related charges	$(2.2)	$(1.6)	$(1.1)	$(1.9)
Asset abandonment and other restructuring costs	(21.9)	0.1	(21.9)	0.1
Intangible and tangible asset impairments, excluding goodwill	—	(0.1)	—	(0.1)
Gains (losses) on disposals and other(1)(2)	(41.7)	(11.1)	(36.4)	(11.1)
Other operating income (expense), net	$(65.8)	$(12.7)	$(59.4)	$(13.0)
(1)During the three months ended September 30, 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation. We recognized a loss of $41.1 million related to the disposal of the sold businesses. We expect to continue to incur incremental restructuring charges during the fourth quarter of 2024 and the first quarter of 2025 through completion of wind down and closure of certain remaining U.S. craft facilities. Remaining charges are estimated to total approximately $95 million to $115 million, consisting primarily of accelerated depreciation charges.
(2)During the three months ended September 30, 2023, we sold our 57.5% controlling interest in Truss LP ("Truss") in Canada to Tilray Brands and recognized a loss of $11.1 million upon deconsolidation of the business.
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
We also have certain activity that is not allocated to our segments, which has been reflected as "Unallocated" below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, foreign exchange gains and losses on intercompany balances, realized and unrealized changes in fair value on derivative instruments not designated in hedging relationships related to financing and other treasury-related activities and the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment and all other components remain in Unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the three and nine months ended September 30, 2024 and September 30, 2023.
Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment royalties received from, and sales to the EMEA&APAC segment.

The following tables present net sales and income (loss) before income taxes by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In millions)
Americas	$2,345.0	$2,633.4	$7,066.3	$7,194.1
EMEA&APAC	704.4	670.4	1,842.4	1,729.5
Inter-segment net sales eliminations	(6.7)	(5.4)	(17.3)	(12.3)
Consolidated net sales	$3,042.7	$3,298.4	$8,891.4	$8,911.3

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In millions)
Americas	$353.8	$483.5	$1,161.5	$1,204.2
EMEA&APAC	51.6	67.5	121.8	106.3
Unallocated	(74.0)	(7.0)	(126.6)	(223.5)
Consolidated income (loss) before income taxes	$331.4	$544.0	$1,156.7	$1,087.0
The following table presents total assets by segment:

	As of
	September 30, 2024	December 31, 2023
	(In millions)
Americas	$22,815.1	$22,753.8
EMEA&APAC	3,820.2	3,621.3
Consolidated total assets	$26,635.3	$26,375.1

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko to our above premium brands including Madri Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our economy and value brands like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits like Five Trail whiskey and non-alcoholic beverages. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior year periods. Our primary operating currencies, other than the USD, include the CAD, the GBP, and our Central European operating currencies such as the EUR, CZK, RON and RSD.
Items Affecting the Consolidated Results of Operations
Purchases of Annuity Contracts
During the three months ended September 30, 2024, we purchased annuity contracts for two of our Canadian pension plans. As a result, on September 30, 2024, we remeasured both pension plans and recorded the offset to AOCI in addition to recording a total settlement loss of $34.0 million. See Part I. — Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Part I. — Item 1. Financial Statements, Note 11, "Accumulated Other Comprehensive Income (Loss)" for further information.
Cobra Beer Partnership, Ltd. Buyout
During the three months ended September 30, 2024, we adjusted our NCI by $34.5 million to our best estimate of the redemption value that existed at the time of the put option exercise in March 2024 by increasing our net income attributable to noncontrolling interests and decreasing our net income attributable to MCBC. In addition, the final determination of the redemption value was received in October 2024, and we recorded an adjustment of $45.8 million to interest expense in the EMEA&APAC segment with the offset to the mandatorily redeemable NCI that was recorded to accounts payable and other current liabilities in the unaudited condensed consolidated balance sheets. See further discussion of this transaction in Part I. — Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
Items Affecting the Americas Segment Results of Operations
Wind Down or Sale of Certain U.S. Craft Businesses
During the three months ended September 30, 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation. We recognized a loss of $41.1 million related to the disposal of the sold businesses. We expect to continue to incur incremental restructuring charges during the fourth quarter of 2024 and the first quarter of 2025 through completion of wind down and closure of certain remaining U.S. craft facilities. Remaining charges are estimated to total approximately $95 million to $115 million, consisting primarily of accelerated depreciation charges. See Part I. — Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for further information.

Truss Sale
During the three months ended September 30, 2023, we sold our controlling interest in Truss and recognized a loss of $11.1 million. See Part I. — Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for further information.
Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(In millions, except percentages and per share data)
Net sales	$3,042.7	$3,298.4	(7.8)%	$8,891.4	$8,911.3	(0.2)%
Cost of goods sold	(1,840.2)	(1,952.2)	(5.7)%	(5,395.5)	(5,575.5)	(3.2)%
Gross profit	1,202.5	1,346.2	(10.7)%	3,495.9	3,335.8	4.8%
Marketing, general and administrative expenses	(684.7)	(746.8)	(8.3)%	(2,067.8)	(2,096.7)	(1.4)%
Other operating income (expense), net	(65.8)	(12.7)	418.1%	(59.4)	(13.0)	356.9%
Equity income (loss)	(0.8)	5.5	N/M	(3.6)	12.8	N/M
Operating income (loss)	451.2	592.2	(23.8)%	1,365.1	1,238.9	10.2%
Total non-operating income (expense), net	(119.8)	(48.2)	148.5%	(208.4)	(151.9)	37.2%
Income (loss) before income taxes	331.4	544.0	(39.1)%	1,156.7	1,087.0	6.4%
Income tax benefit (expense)	(102.6)	(112.4)	(8.7)%	(292.7)	(236.1)	24.0%
Net income (loss)	228.8	431.6	(47.0)%	864.0	850.9	1.5%
Net (income) loss attributable to noncontrolling interests	(29.0)	(0.9)	N/M	(29.4)	(5.3)	N/M
Net income (loss) attributable to MCBC	$199.8	$430.7	(53.6)%	$834.6	$845.6	(1.3)%
Net income (loss) attributable to MCBC per diluted share	$0.96	$1.98	(51.5)%	$3.96	$3.89	1.8%

Financial volume in hectoliters	20.629	23.532	(12.3)%	61.033	63.923	(4.5)%
N/M = Not meaningful
Foreign currency impacts on results
During the three months ended September 30, 2024, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Favorable impact of $1.2 million (favorable impact for EMEA&APAC of $8.6 million, partially offset by the unfavorable impact for Americas of $7.4 million).
•Cost of goods sold - Unfavorable impact of $1.1 million (unfavorable impact for EMEA&APAC of $5.7 million, partially offset by the favorable impact for Americas and Unallocated of $4.3 million and $0.3 million, respectively).
•MG&A - Unfavorable impact of $0.4 million (unfavorable impact for EMEA&APAC of $1.9 million, partially offset by the favorable impact for Americas of $1.5 million).
•Income (loss) before income taxes - Unfavorable impact of $0.1 million (unfavorable impact for Americas of $1.5 million, partially offset by the favorable impact of EMEA&APAC and Unallocated of $1.0 million and $0.4 million, respectively).

The impacts of foreign currency movements on our consolidated USD results described above for the three months ended September 30, 2024 were primarily due to the weakening of the USD compared to the GBP, partially offset by the strengthening of the USD compared to the CAD.
During the nine months ended September 30, 2024, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Favorable impact of $1.6 million (favorable impact for EMEA&APAC of $15.1 million, partially offset by the unfavorable impact for Americas $13.5 million).
•Cost of goods sold - Unfavorable impact of $1.7 million (unfavorable impact for EMEA&APAC of $10.4 million, partially offset by the favorable impact for Americas and Unallocated of $8.3 million and $0.4 million, respectively).
•MG&A - Unfavorable impact of $0.7 million (unfavorable impact for EMEA&APAC of $3.8 million, partially offset by the favorable impact for Americas of $3.1 million).
•Income (loss) before income taxes - Unfavorable impact of $5.1 million (unfavorable impact for Americas and EMEA&APAC of $3.9 million and $2.8 million, respectively, partially offset by the favorable impact for Unallocated of $1.6 million).
The impacts of foreign currency movements on our consolidated USD results described above for the nine months ended September 30, 2024 were primarily due to the weakening of the USD compared to the GBP, partially offset by the strengthening of the USD compared to the CAD and CZK.
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
Net Sales
The following table highlights the drivers of the change in net sales for the three months ended September 30, 2024 compared to September 30, 2023 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(12.3)%	4.5%	—%	(7.8)%
Net sales decreased 7.8% for the three months ended September 30, 2024, compared to prior year, driven by lower financial volumes, partially offset by favorable price and sales mix.
Financial volumes decreased 12.3% for the three months ended September 30, 2024, compared to prior year, primarily due to lower shipments, including lower contract brewing volumes in the Americas.
Price and sales mix favorably impacted net sales for the three months ended September 30, 2024 by 4.5%, primarily due to increased net pricing as well as favorable sales mix for both segments, including as a result of lower contract brewing volumes in the U.S.

The following table highlights the drivers of the change in net sales for the nine months ended September 30, 2024 compared to September 30, 2023 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(4.5)%	4.3%	—%	(0.2)%
Net sales decreased 0.2% for the nine months ended September 30, 2024, compared to prior year, driven by lower financial volumes, partially offset by favorable price and sales mix.
Financial volumes decreased 4.5% for the nine months ended September 30, 2024, compared to prior year, primarily due to lower shipments, including lower contract brewing volumes in the Americas.
Price and sales mix favorably impacted net sales for the nine months ended September 30, 2024 by 4.3%, primarily due to increased net pricing as well as favorable sales mix for both segments, including as a result of lower contract brewing volumes in the U.S.
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
Cost of goods sold decreased 5.7% for the three months ended September 30, 2024, compared to prior year, primarily due to lower financial volumes, partially offset by higher cost of goods sold per hectoliter. Cost of goods sold per hectoliter increased 7.5% for the three months ended September 30, 2024, compared to prior year, primarily due to volume deleverage in the Americas segment, unfavorable mix driven by lower contract brewing volumes in the Americas segment, unfavorable changes in our unrealized mark-to-market commodity derivative positions of $34.4 million and cost inflation related to materials and manufacturing expenses, partially offset by cost savings initiatives.
Cost of goods sold decreased 3.2% for the nine months ended September 30, 2024, compared to prior year, primarily due to lower financial volumes, partially offset by higher cost of goods sold per hectoliter. Cost of goods sold per hectoliter increased 1.4% for the nine months ended September 30, 2024, compared to prior year, primarily due to cost inflation related to materials and manufacturing expenses, unfavorable mix driven by lower contract brewing volumes in the Americas segment and volume deleverage, partially offset by favorable changes in our unrealized commodity mark-to-market derivative positions of $109.7 million and cost savings initiatives.
A discussion of currency impacts on cost of goods sold is included in the "Foreign currency impacts on results" section above.
Marketing, general and administrative expenses
MG&A expenses decreased 8.3% for the three months ended September 30, 2024 compared to prior year, primarily due to lower marketing investment resulting from cycling higher spend levels in the prior year and lower incentive compensation expense.
MG&A expenses decreased 1.4% for the nine months ended September 30, 2024 compared to prior year, primarily due to lower incentive compensation expense, partially offset by increased marketing investment to support our brands and innovations.
A discussion of currency impacts on MG&A expenses is included in the "Foreign currency impacts on results" section above.
Other operating income (expense), net
During the three months ended September 30, 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation. We recognized a loss of $41.1 million related to the disposal of the sold businesses. See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.

Total non-operating income (expense), net
Total non-operating expense, net increased 148.5% for the three months ended September 30, 2024, compared to prior year, primarily due to higher interest expense driven by a $45.8 million adjustment to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout and a settlement loss of $34.0 million recorded as a result of Canadian pension plan annuity purchases.
Total non-operating expense, net increased 37.2% for the nine months ended September 30, 2024, compared to prior year, primarily due to higher interest expense driven by a $45.8 million adjustment to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout and a settlement loss of $34.0 million recorded as a result of Canadian pension plan annuity purchases in the third quarter of 2024, partially offset by higher interest income from higher cash balances and higher pension and OPEB non-service benefit.
Income tax benefit (expense)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Effective tax rate	31%	21%	25%	22%
The higher effective tax rate for the three and nine months ended September 30, 2024, compared to the prior year, was partly due to the impact of a valuation allowance that was recorded on deferred tax assets in the third quarter of 2024 related to the divestment of certain of our U.S. craft businesses. The divestment resulted in the realization of a capital loss for U.S. tax purposes. We believe it is more likely than not that the deferred tax asset generated by the capital loss will not be recognized, and as a result, a $16.4 million valuation allowance was recorded for the year to date period. The higher effective tax rate was also due to the $45.8 million increase in the mandatorily redeemable NCI liability of CBPL to the final redemption value, which was recorded to interest expense in the third quarter of 2024 and is non-deductible for tax purposes. Finally, the higher effective tax rate for the three months ended September 30, 2024 was partly driven by a decrease in discrete tax benefit.
Our effective tax rate can be volatile and may change with, among other things, the amount and source of pretax income or loss, our ability to utilize foreign tax credits, excess tax benefits or deficiencies from share-based compensation, changes in tax laws and the movement of liabilities established pursuant to accounting guidance for uncertain tax positions as statutes of limitations expire, positions are effectively settled or when additional information becomes available. There are proposed or pending tax law changes in various jurisdictions and other changes to regulatory environments in countries in which we do business that, if enacted, could have an impact on our effective tax rate.
Refer to Part I.—Item 1. Financial Statements, Note 9, "Income Tax" for discussion regarding our effective tax rate.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $28.1 million and $24.1 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year, primarily due to the recording of an out of period adjustment to increase the noncontrolling interest to the best estimate of the redemption value that existed at the time of the put option exercise in March 2024. See further discussion in Part I. — Item 1. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
Segment Results of Operations
Americas Segment

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(In millions, except percentages)
Net sales(1)	$2,345.0	$2,633.4	(11.0)%	$7,066.3	$7,194.1	(1.8)%
Income (loss) before income taxes	$353.8	$483.5	(26.8)%	$1,161.5	$1,204.2	(3.5)%

Financial volume in hectoliters(1)(2)	14.695	17.414	(15.6)%	45.001	47.718	(5.7)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.

(2)Excludes royalty volume of 0.626 million hectoliters and 1.795 million hectoliters for the three and nine months ended September 30, 2024, respectively, and excludes royalty volume of 0.692 million hectoliters and 1.955 million hectoliters for the three and nine months ended September 30, 2023, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended September 30, 2024 compared to September 30, 2023 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(15.6)%	4.9%	(0.3)%	(11.0)%
Net sales decreased 11.0% for the three months ended September 30, 2024, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 15.6% for the three months ended September 30, 2024, compared to prior year, primarily due to the timing of U.S. shipments as well as lower U.S. volumes due to the macroeconomic environment resulting in industry softness. In addition, of the 15.6% decrease, 260bps relates to lower contract brewing volumes in the U.S. related to the wind down of a contract brewing arrangement leading up to the termination by the end of 2024.
Price and sales mix favorably impacted net sales for the three months ended September 30, 2024, compared to prior year, by 4.9% primarily due to increased net pricing and favorable sales mix as a result of lower contract brewing volumes.
The following table highlights the drivers of the change in net sales for the nine months ended September 30, 2024 compared to September 30, 2023 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(5.7)%	4.1%	(0.2)%	(1.8)%
Net sales decreased 1.8% for the nine months ended September 30, 2024, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 5.7% for the nine months ended September 30, 2024, compared to prior year, primarily due to a 300bps impact relating to lower contract brewing volumes related to the wind down of a contract brewing arrangement leading up to the termination by the end of 2024 and lower U.S. volumes due to the macroeconomic environment resulting in industry softness.
Price and sales mix favorably impacted net sales for the nine months ended September 30, 2024, compared to prior year, by 4.1% primarily due to increased net pricing and favorable sales mix as a result of lower contract brewing volumes.
A discussion of the foreign currency impacts on net sales is included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes declined 26.8% for the three months ended September 30, 2024 compared to prior year, primarily due to lower financial volumes, higher other operating expense as a result of the exit of our U.S. craft businesses and related restructuring costs and cost inflation related to materials and manufacturing expenses, partially offset by lower MG&A expense, increased net pricing, favorable sales mix and cost savings initiatives. Lower MG&A expense was primarily driven by lower marketing spend resulting from the cycling of higher spend levels in the prior year and lower incentive compensation expense.
Income before income taxes declined 3.5% for the nine months ended September 30, 2024 compared to prior year, primarily due to lower financial volumes, cost inflation related to materials and manufacturing expenses, higher other operating expense as a result of the exit of our U.S. craft businesses and related restructuring costs, partially offset by increased net pricing, lower MG&A expense, favorable sales mix and cost savings initiatives. Lower MG&A expense was primarily driven by lower incentive compensation expense.
A discussion of the foreign currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.

EMEA&APAC Segment

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(In millions, except percentages)
Net sales(1)	$704.4	$670.4	5.1%	$1,842.4	$1,729.5	6.5%
Income (loss) before income taxes	$51.6	$67.5	(23.6)%	$121.8	$106.3	14.6%

Financial volume in hectoliters(1)(2)	5.938	6.120	(3.0)%	16.039	16.209	(1.0)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.356 million hectoliters and 0.899 million hectoliters for the three and nine months ended September 30, 2024, respectively, and excludes royalty volume of 0.291 million hectoliters and 0.697 million hectoliters for the three and nine months ended September 30, 2023, respectively.
The following table highlights the drivers of the change in net sales for the three months ended September 30, 2024 compared to September 30, 2023 (in percentages).

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(3.0)%	6.8%	1.3%	5.1%
Net sales increased 5.1% for the three months ended September 30, 2024, compared to prior year, driven by favorable price and sales mix as well as favorable foreign currency impacts, partially offset by lower financial volumes.
Financial volumes decreased 3.0% for the three months ended September 30, 2024, compared to prior year, primarily driven by lower volumes in Western Europe due to soft market demand and high promotional activity from the competition.
Price and sales mix favorably impacted net sales for the three months ended September 30, 2024, compared to prior year, by 6.8%, primarily due to increased net pricing and favorable sales mix driven by premiumization and favorable channel mix.
The following table highlights the drivers of the change in net sales for the nine months ended September 30, 2024 compared to September 30, 2023 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(1.0)%	6.7%	0.8%	6.5%
Net sales increased 6.5% for the nine months ended September 30, 2024, compared to prior year, driven by favorable price and sales mix and favorable foreign currency impacts, partially offset by lower financial volumes.
Financial volumes decreased 1.0% for the nine months ended September 30, 2024, compared to prior year, primarily due to lower volumes in Western Europe due to soft market demand and high promotional activity from the competition, partially offset by Central and Eastern Europe volume growth driven by the favorable performance of our core power brands and our above premium brands and the easing inflationary pressures on the consumer.
Price and sales mix favorably impacted net sales for the nine months ended September 30, 2024, compared to prior year, by 6.7%, primarily due to increased net pricing and favorable sales mix driven by premiumization and favorable channel mix.
A discussion of the foreign currency impacts on net sales is included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes declined 23.6% for the three months ended September 30, 2024, compared to prior year, primarily due to higher interest expense as a result of the adjustment of $45.8 million to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout, lower financial volumes and higher MG&A expense, partially offset by increased net pricing and favorable sales mix.

Income before income taxes improved 14.6% for the nine months ended September 30, 2024, compared to prior year, primarily due to increased net pricing, favorable sales mix and cost savings initiatives, partially offset by higher interest expense as a result of the adjustment of $45.8 million to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout, higher MG&A expense and lower financial volumes. Higher MG&A was due to increased marketing to support our brands and innovations as well as cost inflation.
A discussion of the foreign currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.
Unallocated Segment
We have certain activity that is not allocated to our segments, which has been reflected as "Unallocated" below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, foreign exchange gains and losses on intercompany balances and realized and unrealized changes in fair value on instruments not designated in hedging relationships related to financing and other treasury-related activities. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated.

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% change	September 30, 2024	September 30, 2023	% change
	(In millions, except percentages)
Cost of goods sold	$(1.9)	$35.3	N/M	$26.9	$(77.1)	N/M
Gross profit (loss)	(1.9)	35.3	N/M	26.9	(77.1)	N/M
Operating income (loss)	(1.9)	35.3	N/M	26.9	(77.1)	N/M
Total non-operating income (expense), net	(72.1)	(42.3)	70.4%	(153.5)	(146.4)	4.8%
Income (loss) before income taxes	$(74.0)	$(7.0)	957.1%	$(126.6)	$(223.5)	(43.4)%
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 8, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net increased 70.4% for the three months ended September 30, 2024, compared to prior year, primarily due to a settlement loss of $34.0 million recorded as a result of Canadian pension plan annuity purchases.
Total non-operating expense, net increased 4.8% for the nine months ended September 30, 2024, respectively, compared to prior year, primarily due to a settlement loss of $34.0 million recorded in the third quarter of 2024 as a result of Canadian pension plan annuity purchases, partially offset by lower net interest expense as a result of higher interest income from higher cash balances and higher pension and OPEB non-service benefits.

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
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of September 30, 2024, approximately 58% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties timely repatriating cash held outside the U.S., and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with cash flows from operating activities within the U.S., are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II.—Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,415.8 million for the nine months ended September 30, 2024 decreased $188.7 million compared to $1,604.5 million for the nine months ended September 30, 2023. The decrease in net cash provided by operating activities was primarily due to the unfavorable timing of working capital, partially offset by higher net income adjusted for non-cash addbacks and the timing of income taxes paid. The unfavorable timing of working capital was primarily driven by the timing of cash paid for our payables as well as higher payments for 2023 annual incentive compensation, partially offset by the timing of cash receipts.
Cash Flows from Investing Activities
Net cash used in investing activities of $530.3 million for the nine months ended September 30, 2024 decreased $138.2 million compared to $668.5 million for the nine months ended September 30, 2023. The decrease in net cash used in investing activities was primarily due to cash paid in the prior year for an acquisition, partially offset by higher capital expenditures as a result of the timing of capital projects.
Cash Flows from Financing Activities
Net cash used in financing activities of $744.8 million for the nine months ended September 30, 2024 increased $16.2 million compared to $728.6 million for the nine months ended September 30, 2023. The increase in net cash used in financing activities was primarily due to higher Class B common stock share repurchases and higher dividend payments, partially offset by lower net debt repayments.

Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of September 30, 2024, we had total cash and cash equivalents of $1,021.7 million, compared to $868.9 million as of December 31, 2023 and $801.7 million as of September 30, 2023. The increase in cash and cash equivalents from December 31, 2023 and September 30, 2023 was primarily due to the net cash provided by operating activities, as well as the issuance of new EUR 800 million 3.8% senior notes due 2032, partially offset by net debt repayments, including the repayment of our EUR 800 million 1.25% senior notes which matured in July 2024, capital expenditures, Class B common stock share repurchases and dividend payments.
Borrowings
We repaid our EUR 800 million 1.25% senior notes upon their maturity on July 15, 2024 using the cash proceeds from our EUR 800 million 3.8% senior notes issued on May 29, 2024 and cash on hand. Refer to Part I.—Item 1. Financial Statements, Note 7, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
$2,370
$891
$1,100
$1,800
2026
2032
2042
2046
Future Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. On June 3, 2024, we amended our existing $2.0 billion multi-currency revolving credit facility to, among other things, extend the maturity date from June 26, 2028 to June 26, 2029. As of September 30, 2024, we had $2.0 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility. As of September 30, 2024, we had no borrowings drawn on this amended and restated multi-currency revolving credit facility and no commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated multi-currency revolving credit facility agreement, was 4.00x as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2024 rank pari-passu.
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
Material Cash Requirements from Contractual and Other Obligations
There were no material changes, except for the cash payment required for the mandatory purchase of the remaining 49.9% ownership interest in Cobra U.K. of $89 million which was made on October 21, 2024, to our material cash requirements from contractual and other obligations outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2023, as reported in Part II.— Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Material Cash Requirements from Contractual and Other Obligations" in our Annual Report.

Credit Rating
Our current long-term credit ratings are BBB/Stable Outlook, Baa1/Stable Outlook and BBB/Stable Outlook with Standard & Poor's, Moody's and DBRS, respectively. Our short-term credit ratings are A-2, Prime-2 and R-2, respectively. A securities rating is not a recommendation to buy, sell or hold securities, and it may be revised or withdrawn at any time by the applicable rating agency.
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
As of September 30, 2024, the senior notes and related guarantees rank pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantors' capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for details of all debt issued and outstanding as of September 30, 2024.
The following summarized financial information relates to the Obligor Group as of September 30, 2024 on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Nine Months Ended
September 30, 2024
(in millions)
Net sales, out of which:	$6,937.7
Intercompany sales to non-guarantor subsidiaries	$78.6
Gross profit, out of which:	$2,779.3
Intercompany net costs from non-guarantor subsidiaries	$(287.3)

Net interest expense, out of which:	$(119.9)
Intercompany net interest income from non-guarantor subsidiaries	$27.5

Income before income taxes	$1,044.0
Net income	$796.8

	As of September 30, 2024	As of December 31, 2023
	(in millions)
Total current assets, out of which:	$2,084.6	$1,814.3
Intercompany receivables from non-guarantor subsidiaries	$207.2	$255.7
Total noncurrent assets, out of which:	$24,513.5	$24,641.0
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$4,130.2	$4,178.6

Total current liabilities, out of which:	$2,742.6	$3,048.4
Current portion of long-term debt and short-term borrowings	$5.4	$885.6
Intercompany payables due to non-guarantor subsidiaries	$777.9	$117.7
Total noncurrent liabilities, out of which:	$9,065.0	$8,094.7
Long-term debt	$6,148.7	$5,257.6
Capital Expenditures
We incurred $424.2 million and paid $563.0 million, for capital improvement projects worldwide in the nine months ended September 30, 2024, excluding capital spending by equity method joint ventures, representing a decrease of $4.2 million from the $428.4 million of capital expenditures incurred in the nine months ended September 30, 2023. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on obtaining required returns on invested capital as we determine how to best allocate cash within the business.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of September 30, 2024, we did not have any other material off-balance sheet arrangements.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the nine months ended September 30, 2024. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of any recently adopted accounting pronouncements. See also Part I.—Item 1. Financial Statements, Note 5, "Goodwill and Intangible Assets" for discussion of the results of our 2023 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2023. During the nine months ended September 30, 2024, our market risk sensitive instruments fluctuated as a result of changes in interest rates, currency exchange rates and commodity prices.
Interest Rate Risk
As of September 30, 2024 and December 31, 2023, the following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2024 and December 31, 2023, respectively. See Part I - Item 1. Financial Statements, Note 7. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
USD denominated fixed rate senior notes	$4,900.0	$4,900.0	$(4,656.2)	$(4,608.2)	$(397.0)	$(414.4)
Foreign currency denominated fixed rate senior notes	$1,260.5	$1,260.7	$(1,288.3)	$(1,248.6)	$(70.9)	$(13.5)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$39.2	$41.6	$(82.5)	$(78.9)
Foreign Exchange Risk
The following table includes details of our foreign currency denominated fixed rate debt and our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2024 and December 31, 2023, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
Foreign currency denominated fixed rate senior notes	$1,260.5	$1,260.7	$(1,288.3)	$(1,248.6)	$(129.6)	$(124.8)
Foreign currency forwards	$234.0	$219.4	$—	$(1.4)	$(25.1)	$(23.6)
Commodity Price Risk
The following table includes details of our commodity swaps used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. The following table excludes our commodity options because we have offsetting buy and sell positions. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2024 and December 31, 2023, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(in millions)	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
Swaps	$459.7	$653.5	$(2.6)	$(30.4)	$(44.5)	$(58.1)

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended September 30, 2024:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1, 2024 through July 31, 2024	404,260	$51.96	404,260	$1,457,920,923
August 1, 2024 through August 31, 2024	402,722	$53.29	402,722	$1,436,461,800
September 1, 2024 through September 30, 2024	353,725	$55.40	353,725	$1,416,863,668
Total	1,160,707	$53.47	1,160,707	$1,416,863,668
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2024, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
10.1**
Mutual Agreement on Termination between Sergii Ieskov, Zagrebačka Pivovara d.o.o., and Molson Coors Beverage Company dated October 17, 2024 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 18, 2024).

22+	Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.
31.1+	Section 302 Certification of Chief Executive Officer.
31.2+	Section 302 Certification of Chief Financial Officer.
32++	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH+	XBRL Taxonomy Extension Schema Document.*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements and (vii) document and entity information.
**	Represents a management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) November 8, 2024