Form 10-K
period 2024-12-31
MOLSON COORS BEVERAGE CO
filed 2025-02-18
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant at the close of business on the last business day of the registrant's most recently completed second fiscal quarter was approximately $8.9 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by officers and directors of the registrant (and their respective affiliates), are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 11, 2025.
Class A Common Stock—2,563,034 shares
Class B Common Stock—190,157,977 shares
Exchangeable shares:
As of February 11, 2025, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable Shares—2,678,963 shares
Class B Exchangeable Shares—7,205,946 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2025 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2024, are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CAD Prime	The base interest rate utilized by Canadian commercial banks
COGS	Cost of goods sold
CZK	Czech Koruna
DBRS	Morningstar DBRS, a global credit rating agency in Toronto
DSUs	Deferred stock units
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EROA	Assumed long-term expected return on assets
EUR	Euro
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
GBP	British Pound
GBP Base Rate	The base interest rate set by the Bank of England
LIBOR	London Interbank Offered Rate
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
NAV	Net asset value
NCI	Noncontrolling interest
NPNS	Normal purchase normal sale
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
PSUs	Performance share units
RON	Romanian Leu
RSD	Serbian Dinar
RSUs	Restricted stock units
S&P 500	Standard & Poor’s 500 Index®
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
SKU	Stock-keeping unit
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
USD Prime	The base interest rate utilized by U.S. commercial banks
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading Items Affecting Reported Results, with respect to, among others, expectations of cost inflation, limited consumer disposable income, consumer preferences, overall volume and market share trends, our competitive position, pricing trends, macroeconomic forces, beverage industry trends, cost reduction strategies, execution of our Acceleration Plan, shipment levels and profitability, the sufficiency of capital resources, anticipated results, expectations for funding future capital expenditures and operations, effective tax rate, debt service capabilities, timing and amounts of debt and leverage levels, Preserving the Planet and related environmental initiatives and expectations regarding future dividends and share repurchases. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intends," "goals," "plans," "believes," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
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
Risks Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, financial condition or results of operations in future periods. The summary should be read together with the more detailed description of each risk factor described in Part I—Item 1A. Risk Factors of this report.
•deterioration of general economic, political, credit and/or capital market conditions, including those caused by the ongoing conflict between Russia and Ukraine (which we refer to as "Russia-Ukraine conflict"), Middle East conflict or other geopolitical tensions;
•constant evolution of the global beer industry and the broader alcohol industry, and our position within the global beer industry and success of our products in our markets;
•our ability to successfully and timely premiumize our portfolio and innovate beyond beer;
•weak, or weakening of, economic, social or other conditions in the markets in which we do business, including cost inflation, tariffs and reductions in discretionary consumer spending;
•our dependence on the global supply chain and significant exposure to changes in commodity and other input prices, and the impacts of supply chain constraints and disruptions and inflationary pressures including tariffs;
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
•labor strikes, work stoppages or other employee-related issues;
•our dependence on key personnel;
•investment performance of pension plan holdings and other factors impacting related pension plan costs and contributions;
•competition in our markets;
•loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise;
•climate change, sustainability, human rights, human capital and regulations;
•potential adverse impacts of climate change and other weather events;
•inadequate supply or availability of quality water;
•the integration and use of artificial intelligence and similar technology;
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
•risks associated with operating our joint ventures or other strategic partnerships;
•failure to successfully identify, complete or integrate attractive acquisitions, joint ventures and other strategic partnerships into our existing operations;
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
PART I
ITEM 1.    BUSINESS
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within its reporting segments. Our reporting segments include the Americas and EMEA&APAC. Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. Our primary operating currencies, other than the USD, include the CAD, the GBP and our Central European operating currencies, such as the EUR, CZK, RON and RSD.
Business and Market Overview
Our History
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko to our above premium brands including Madrí Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our economy and value brands like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits like Five Trail whiskey and non-alcoholic beverages. We also have partner brands, such as Simply Spiked, ZOA Energy, among others, through license, distribution, partnership and joint venture agreements. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Our primary founders, the Molson, Coors and Miller families date back over two centuries. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Coors Brewing Company was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors Brewing Company merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, Adolph Coors Company merged with Molson Inc. ("the Merger"). Upon completion of the Merger, Adolph Coors Company changed its name to Molson Coors Brewing Company. In 2008, Molson Coors Brewing Company and the former SABMiller plc formed the MillerCoors joint venture that combined their respective operations in the U.S. and Puerto Rico. In 2016, we acquired 100% of the outstanding equity and voting interests of MillerCoors, from SABMiller plc. In January 2020, we changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in connection with our expansion beyond the beer aisle.
Our Industry and Our Competitors
The brewing industry has significantly evolved over the years to become an increasingly global and complex market as the consolidation of brewers globally has resulted in a small number of large global brewers representing the majority of the worldwide beer market. Although we believe consolidation among current major brewers has largely concluded, the current landscape primarily features smaller-scale acquisitions including exports, licensing, and partnership arrangements. These activities continue to occur predominantly among the same global competitors that represent the majority of the market. While the majority of the market is represented by a small number of large global brewers, smaller local brewers continue to inhabit the market as consumers place value on locally-produced, regionally-sourced products.
The beer industry is highly competitive and our portfolio of beers competes with numerous brands in all segments which are produced by international, national, regional and local brewers. Competitive factors impacting our business include, but are not limited to, brand recognition and loyalty, pricing, quality, advertising, marketing and promotional activity, packaging, product variety, and the ability to anticipate and respond to consumer tastes and preferences. We believe our brand portfolio gives us strong representation in all major beer categories. We are the fourth largest global brewer in the world. In the U.S. and Canada, we compete most directly with Anheuser-Busch InBev SA/NV ("ABI") and Constellation Brands, Inc., but we also compete with imports and other providers of craft beer and flavored malt beverages. In the European countries where we currently operate, our primary competitors are Heineken, Asahi, Carlsberg and ABI.
Our products also compete with other alcohol beverages, including wine and spirits, and thus their competitive position is affected by consumer preferences between and among these other categories. Sales of spirits have grown faster than sales of beer in recent years, driven by, among other things, increased spirits advertising, a narrowing price gap with spirits and the growth of spirits-based ready-to-drink alcoholic beverages. This has resulted in a reduction in the beer segment's lead in the overall alcohol beverage market over the last decade.

Our Strategy
Consumer preferences have continued to shift within the industry to above premium products, with volume growth in recent years seen in flavored malt beverages, imports and super premium portfolios. Consumers are also expanding further into spirits, particularly to spirits-based ready-to-drink alcoholic beverages.
In addition, during 2023, in the U.S., we saw a shift in consumer purchasing behavior largely within the premium segment that drove an increase in our core power brands' net sales.
As the beer industry continues its diversification of its products to meet consumer demand with broadening preferences, we believe large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward. Therefore, in October 2023, we announced our Acceleration Plan, building off the successes achieved under the Revitalization Plan, which was announced in October 2019. The Acceleration Plan focuses on the execution of the following principal strategies: consistently grow our core power brand net sales, aggressively premiumize our portfolio, scale and expand in beyond beer, invest in our capabilities and support our people, communities and planet. Under this plan, we aim to further accelerate our premiumization efforts, targeting one-third of our global brand portfolio within the above premium category in the medium term, while continuing to invest in operational enhancements and expanding beyond beer.
Our core power brands, such as Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko are important to the success of our long-term growth and therefore, we have focused efforts to expand strategic distribution and increase brand visibility while staying relevant with consumers.
We believe we are well positioned to compete in this continually evolving market, particularly in beer and beyond beer, including, flavor, full strength spirits and non-alcoholic beverages where we think we have a right to win. This includes premiumizing our product mix, leveraging learnings from and building on the successes achieved in certain markets such as EMEA&APAC.
Our investments in capabilities across our organization that support premiumization and focused innovation, supply chain efficiencies and commercial effectiveness across geographies are central to this strategy, designed to ensure that we have the infrastructure to support both profitable growth and diversification.
Our Segments
Our reporting segments include the Americas and EMEA&APAC. A separate operating team manages each segment and each segment manufactures, markets, distributes and sells beer as well as offers a modern and growing portfolio that expands beyond the beer aisle.
Americas Segment
Our Americas segment consists of the production, importing, marketing, distribution and sales of our owned brands and partner brands and licensed brands in the U.S., Canada and various countries in Latin America. We currently operate nine primary breweries, three craft breweries and two container operations. The Americas segment also includes partnership arrangements with Brewers' Retail Inc. ("BRI") for the distribution of beer in Ontario, Canada, and Brewers' Distributor Ltd. ("BDL") for the distribution of beer in the western provinces of Canada. In addition, we have an agreement with Heineken that grants us the right to produce, import, market, distribute and sell certain Heineken products in Canada. We also have authorizations from The Coca-Cola Company that grant us the right to produce, market, sell and distribute Simply Spiked branded products in the U.S. and Canada, as well as Topo Chico Hard Seltzer products in the U.S. We have agreements to brew, package and ship products for The Yuengling Company ("TYC") in the U.S.
Additionally, we had a contract brewing arrangement with Pabst Brewing Company, LLC, as well as a brewing and packaging agreement with FIFCO USA for Labatt brands in Canada for export, both of which ended in the fourth quarter of 2024.
EMEA&APAC Segment
The EMEA&APAC segment consists of the production, marketing and sales of our primary brands as well as other owned and licensed brands in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific regions. We currently operate eleven primary breweries, four craft breweries and one cidery. The majority of our EMEA&APAC segment sales are in the U.K., Croatia, Romania and the Czech Republic, with the U.K. representing over 55% of the segment's net sales in 2024.

Our portfolio includes beers that have the largest share in their respective segments, such as Carling in the U.K. and Ožujsko in Croatia. We have beers that rank in the top five in market share in their respective segments throughout the region, such as Staropramen in the Czech Republic and Bergenbier in Romania. Additionally, we sell Staropramen, Coors, Madrí Excepcional and Miller Genuine Draft in various countries. Our EMEA&APAC segment includes the sale of factored brands in the U.K. which occurs when we distribute beer, wine, spirits and other products owned and produced by other companies to the on-premise channel, such as bars and restaurants. Sales from factored brands are included in our net sales and cost of goods sold when ultimately sold.
Unallocated
We have certain activity that is not allocated to our segments, which is reflected in "Unallocated". Unallocated primarily includes certain financing-related activities such as interest expense and interest income, foreign exchange gains and losses on intercompany balances as well as realized and unrealized changes in fair value on derivative instruments not designated in hedging relationships related to financing and other treasury-related activities. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment and all other components remain in Unallocated.
Business Seasonality
Total industry volume is sensitive to factors such as weather, holidays, changes in demographics, consumer preferences and certain occasions including major broadcasted or streamed sporting events. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Consumption of beer in the Americas segment is seasonal, with nearly 37% of financial volume occurring during the months from May through August. In EMEA&APAC, the peak selling seasons typically occur during the summer months and during the Christmas and New Year holiday season.
Regulation
Our business is subject to various laws and regulations in the jurisdictions around the world in which we operate. These regulations govern many parts of our operations, including distributor relationships, sales, brewing and transportation, marketing and advertising and environmental issues. Specifically, excise taxes remitted to tax authorities are government-imposed excise taxes on beer which are shown in a separate line item in the consolidated statements of operations as a reduction of sales.
The U.S. beer business is regulated by federal, state and local governments. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies. U.S. governmental entities including state and local jurisdictions also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2024, our U.S. business excise taxes on malt beverages were approximately $15 per hectoliter sold on a reported basis.
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer and other alcoholic beverages produced or imported into Canada (including the establishment of minimum prices), and impose commodity taxes, mark-ups and license fees in relation to its production, distribution and sale. In addition, the Canadian federal government regulates the advertising, labeling, quality control, and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially within the U.S., affect the Canadian beer industry. In 2024, our Canadian business excise taxes, federal and provincial, were approximately $55 per hectoliter sold on a reported basis.
Most countries included in our EMEA&APAC segment where we carry out significant brewing or distribution activities are either a member of the European Union ("EU") or a current candidate to join the EU, with the exception of the U.K. As such, there are similarities in the regulations that apply to many parts of our EMEA&APAC segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, data protection and regulations. In the U.K., although the regulatory framework for these areas broadly aligns with the EU, there are some differences due to the U.K.'s departure from the EU ("Brexit"), particularly in areas such as labeling, marketing, and data protection standards. To operate breweries and conduct our business in these countries, we must obtain and maintain numerous permits and licenses from various governmental agencies.

All of the government(s) of each country in which we sell our products in the EMEA&APAC segment levy excise taxes on alcohol beverages. All countries which are members of the EU apply laws on excise taxes that are consistent with EU legislative acts, also known as EU Directives, and use measurements based on either alcohol by volume or Plato degrees. In contrast, the U.K. has established its own excise duty system post-Brexit, which includes specific rates and requirements. Non-EU countries use various taxation methods, including a flat excise rate per volume or methods similar to those used in the EU. In the year ended December 31, 2024, the excise taxes for our EMEA&APAC segment were approximately $46 per hectoliter on a reported basis.
Products and Operations
Our Products
We craft and distribute high-quality, innovative beverages with the purpose of uniting people to celebrate all life's moments. We have a diverse portfolio of beloved and iconic owned and partner brands. In addition to offering beers in various price segments, we offer products in various categories like flavored beverages (which includes hard seltzers), craft, spirits and non-alcoholic beverages including energy drinks. We categorize our brands globally for consistency of reporting based on the following price segments: Above Premium, Premium and Economy. For example, our Above Premium classification includes brands that are sold at a price point higher than the market average. Price segment classifications may vary between the Americas and EMEA&APAC segments and the naming conventions and classifications may be different in the various countries that we operate based on local terminology. For example, in our EMEA&APAC segment, brands categorized in the Premium classification such as Carling would be described as core brands in the local market.
The following presents the primary brands sold:
Above Premium - Arnold Palmer Spiked*, Aspall Cider, Beck's*, Blue Moon, Blue Run Spirits*, Cobra, Corona Extra*, Coors Original, Five Trail, Heineken*, Leinenkugel's brands, Madrí Excepcional, Miller Genuine Draft, Molson Ultra, Peroni Nastro Azurro*, Pilsner Urquell*, Redd's brands*, Sharp's, Simply Spiked*, Sol*, Staropramen, Stella Artois*, Topo Chico Hard Seltzer*, Vizzy Hard Seltzer, ZOA Energy*
Premium - Bergenbier, Borsodi, Burgasko, Caraiman, Carling, Coors Banquet, Coors Light, Jelen, Kamenitza, Miller Lite, Molson Canadian brands, Niksicko, Ožujsko
Economy - Branik, Icehouse, Keystone, Lowenbrau*, Miller High Life, Milwaukee's Best, Steel Reserve
* Represents various partner brand agreements with third parties, such as license, distribution, partnership and joint venture agreements. These agreements may only reside in certain geographies and not all markets globally.
Sales and Distribution
Our go to market strategy differs between geographic regions due to the differences in regulations among those areas. No single customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2024, 2023 or 2022.
In the U.S., beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of independent distributors and one Company-owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts. Coors Distributing Company distributed approximately 5% of our total owned and non-owned Americas segment net sales for the year ended December 31, 2024. Transportation of our products to distributors in the U.S. is primarily contracted through third-party logistics providers and shipped by truckload. Transportation costs for shipping product throughout our network is performed through contracted freight carriers or, if needed, through the spot bidding freight market. In the Americas, we have taken steps to diversify transportation modes to reduce the impact of truck market volatility including shipping via railcar and intermodal shipping containers.
In Canada, because provincial governments regulate the beer industry and provincial liquor boards control the distribution and retail sale of alcohol products, distribution strategies and transportation of products vary by province. In 2024, Ontario experienced an expansion of the retail sale of alcoholic beverages. As of the end of October 2024, every eligible convenience, grocery and big-box grocery store in Ontario is now able to sell beer, cider, wine and ready-to-drink alcoholic beverages in addition to the previously allowed retail outlets operated by BRI, government-regulated retail outlets operated by the Liquor Control Board of Ontario ("LCBO"), approved agents of the LCBO, certain licensed grocery stores, or any bar, restaurant, or tavern licensed by the LCBO to sell alcohol for on-premise consumption. In Québec, beer is distributed to retail outlets directly by each brewer or through approved independent agents. Retail sales for off-premise consumption are made through grocery and convenience stores, as well as government operated outlets operated by the Société des Alcools du Québec, a government corporation in Québec. BDL manages the distribution of our products throughout British Columbia, Alberta, Manitoba and Saskatchewan.

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
In the European countries in which we operate, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on- and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. We have agreements with DHL Supply Chain Limited to provide the distribution of our products throughout the U.K. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in several Central European countries utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel. Approximately 18% of our EMEA&APAC segment net sales in 2024 represented factored brands.
In addition, we have an agreement with Heineken whereby they sell, market and distribute Coors, Carling, Madrí Excepcional and other brands in the Republic of Ireland, as well as agreements with ABI to brew and distribute Beck's, Stella Artois and Lowenbrau, and to distribute Hoegaarden, Leffe and Corona in Central Europe.
Our operations in Africa, the Middle East and Asia Pacific include markets such as Australia, South Africa and South Korea, with the sale and distribution completed under local license agreements, through the export of our brands from our sites or contract manufacturing with sale through local distributors.
Channels
References to on- and off-premise sales volumes are sales to retailers, which we believe is a useful data point relative to consumer trends. The on-premise channel includes sales to bars, pubs and restaurants while the off-premise channel includes sales to convenience stores, grocery stores, liquor stores and other retail outlets. Industry channel trends vary by segment.
With the onset of the coronavirus pandemic during the year ended December 31, 2020, we experienced a significant adverse impact on the operating results of our Company resulting from the closure of the on-premise channel and increased restrictions which effectively shut down the on-premise channel for various portions of time across the geographies in which we operate. We began to see a progressive return to the on-premise channel at varying degrees across geographies throughout the years ended December 31, 2021, and 2022. By the year ended December 31, 2023, and continuing into the year ended December 31, 2024, we observed a more normalized level of on-premise volume as a percentage of total volume, returning to approximately 16% on-premise in the U.S. and Canada and above 60% on-premise in the U.K., the largest region in our EMEA&APAC segment, largely consistent with pre-pandemic distribution patterns.
Brewing Raw Materials
We use high quality ingredients to brew our products, including hops, water and barley, among others.
Hops used to brew our products are purchased under various contracts from suppliers in the U.S. and Europe primarily sourced from Germany, the U.K., Czech Republic and Slovenia. These contracts vary in length based on market conditions.
In the Americas segment, we malt a majority of our production requirements in our Golden, Colorado facility, using barley purchased primarily under annual contracts with independent farmers located predominately in the western U.S. and Canadian Prairies. In addition, to meet our full requirements, we source barley malt from other commercial providers, from which we have a committed supply through 2025. Other brewing adjuncts and other malt and cereal grains are purchased primarily from suppliers in the U.S. and Canada. In addition, we both own and lease water rights, as well as purchase water through local municipalities and communities, to provide for and sustain our brewing operations in the U.S. and Canada.
In EMEA&APAC, our malt requirements are sourced from third-party suppliers, with the majority of our brewing materials provided by suppliers based in Europe. We have multiple agreements with various suppliers that cover almost all of our total required malt, with terms through 2027. Adjuncts are purchased under various contracts with local producers, which are typically crop year contracts commencing in October of each year. In EMEA&APAC, water used in the brewing process is sourced through water rights for water wells, river water use or supply contracts with water suppliers.
In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers. We do not currently anticipate future difficulties in accessing water or agricultural products used in our brewing process in the near term.

Packaging Materials
Our primary packaging materials include aluminum, glass bottles, reusable kegs and casks and recyclable plastic containers.
In the Americas segment, a portion of the aluminum cans and ends are purchased from Rocky Mountain Metal Container ("RMMC"), our joint venture with Ball Corporation, whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado. We have supply agreements with Ball Corporation and other vendors to purchase aluminum containers in addition to what is supplied from RMMC.
In the Americas segment, a portion of the glass bottles are purchased from Rocky Mountain Bottle Company ("RMBC"), our joint venture with Owens-Brockway Glass Container, Inc., whose production facilities, which are leased from us, are located in Wheat Ridge, Colorado. We have supply agreements with Owens-Brockway Glass Container, Inc., and other vendors for requirements in excess of RMBC's production.
In the EMEA&APAC segments, we manage packaging needs through diversified contracts, which have provided a reliable supply of aluminum cans, glass bottles, and kegs. Flexible keg sourcing adapts to annual changes, enhancing supply security without long-term commitments.
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
Sustainability
Through our overall business strategy and our sustainability strategy, referred to as "Our Imprint," we have established goals and supporting initiatives for Putting People First and Preserving Our Planet in an attempt to ensure we are good stewards of the assets and resources most important to our business. More information about our strategy and progress can be found in Our Imprint Report, available at www.molsoncoors.com/goals-and-reporting. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Governance
Our Board of Directors ("Board") is responsible for overseeing and monitoring Our Imprint Strategy, with specific areas of oversight delegated to the committees of the Board. The Board receives regular reports and recommendations from management and the Board committees to help guide our strategy, from goals related to water, packaging and climate change, to initiatives focused on building a strong culture and engagement within our people, our workplace and our marketplace. At the management level, our executive leadership team, chaired by the Chief Executive Officer, is responsible for the oversight and the evolution of Our Imprint Strategy. Our Vice President of Sustainability & EHS works closely with the executive leadership team on strategy development, initiative implementation and progress for our environmental sustainability focus areas.
Our executive leadership team and the chief people and culture officers for the Americas and EMEA&APAC segments are tasked with managing all employment-related matters including recruitment, retention, leadership and development, compensation and benefits planning, succession planning, performance management, and culture and engagement. The Compensation and Human Resource Committee ("CHR Committee") of the Board is responsible for establishing and reviewing the overall compensation philosophy of our Company and providing oversight on certain human capital matters and initiatives, including those related to our talent retention and development, leadership development, talent pipeline, programs and systems for performance management, health and safety and our culture and engagement.
Putting People First
We believe that people are the heart of our Company and strive to create a culture where people are encouraged to and feel comfortable to bring their unique perspectives and experiences to drive our business forward. As a global company, we believe we have a responsibility to nurture a workforce that reflects our marketplace, which we believe makes us a better employer, partner and company of choice for our consumers and customers.

We have a global and varied workforce, with major employee centers in the U.S., Canada, the U.K. and Romania. As of December 31, 2024, we employed approximately 16,800 employees within our business globally with approximately 10,300 employees within our Americas segment and 6,500 employees within our EMEA&APAC segment. Approximately 700 of our employees are in our Global Business Services Centers based in Milwaukee, Wisconsin and Bucharest, Romania. As of December 31, 2024, approximately 28% and 24% of our Americas segment and EMEA&APAC segment workforces, respectively, are represented by trade unions or councils, which are subject to collective bargaining agreements that come due for renegotiation from time to time.
We believe fostering a strong culture with a highly engaged workforce is critical to how we operate, from how we work together to how we grow as a company. Related action plans for the Americas and EMEA&APAC segments are expected to be delivered through three key pillars: People, Workplace and Marketplace.
To be first choice for our employees, we deploy programs, policies and initiatives to foster a culture of engagement where employees have the opportunity to learn and grow, developing both professionally and personally. Our 2024 initiatives and progress included:
•Business Resource Groups - In both Americas and EMEA&APAC, we promoted and supported our self-governed employee Business Resource Groups ("BRGs") in their work to connect, engage, and develop their members while achieving business and strategic objectives. Our BRGs are supportive to their members and allies and are acknowledged internally and externally for building an inclusive workplace, supporting business growth and member development and enriching the communities in which we do business.
•Employee Wellbeing - We strive to be a provider of meaningful experiences and a safe and healthy workplace for all employees.
•Wellness - We promote healthy lifestyles across our global enterprise by offering health and insurance benefits and wellness and work/life balance programs that are tailored to employees' needs and culture by work location. In the Americas, employees can participate in our wellness programs that incentivize healthy habits and lifestyles. These resources include connections to virtual healthcare, remote fitness and wellness support, and a free employee assistance program for coping with stress and anxiety. In the EMEA&APAC regions, we drive our employee wellbeing culture through a team made up of regional representatives who coordinate activities focused on the topics based on employee feedback. In 2024, these activities included certain wellness programs, as well as flexible work hours, wellness webinars and challenges, to further emphasize our wellbeing culture.
•Health & Safety - We also promote safe and healthy behaviors at work and home. Our commitment to Health & Safety is focused on preventing workplace incidents and building a strong behavior-based safety culture across our entire workforce through training, our World Class Supply Chain operating system, our values-based leadership development approach and safety moments at the start of many meetings in both our manufacturing facilities and office environments.
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
•Talent Development - Our aim is to help employees unlock their full potential so they can thrive in their current job and realize new, potential growth opportunities. At Molson Coors, First Choice Learning serves as the global home for development resources to support the unique needs of our employees around the world. First Choice Learning invests in our people through in-person and online training programs, and experiential training opportunities to support employee health and safety, assist in building core competencies, share best practices and develop leadership capabilities. In 2024, we continued to invest in targeted development programs, including one aimed to accelerate the readiness of high potential employees to move into roles of greater scope and complexity. These programs include a blend of classroom training, coaching and mentoring and experiential action learning projects.

•Employee Engagement - We believe that engaging our employees through surveys during the onboarding process and throughout the employee journey provides us with valuable insight into how we can develop our company culture to help ensure that our people feel supported and are able to thrive at our company. We gauge our employees’ sentiments through Employee Experience surveys three times a year in the Americas and yearly in EMEA&APAC. In addition, our Chief Executive Officer regularly hosts question and answer sessions available to all employees. We believe these sessions also help create a company culture where open, honest dialogue is supported and encouraged, and where people are empowered to raise questions and concerns about our business and our culture.
Preserving the Planet
We have a long legacy of commitment to environmental sustainability, dating back to Bill Coors’ pioneering efforts to bring the two-piece aluminum can to market in the late 1950s and implementation of some of the first recycling programs in the U.S. In 2017, we launched Our Imprint goals for climate and water and, in 2019, incorporated our ambition to make our packaging more sustainable. As further detailed in the annual Our Imprint Report, we have several key sustainability focus areas:
•Greenhouse Gas ("GHG") Emissions – Against our 2016 baseline, our goal is to reduce Scope 1 & 2 GHG emissions by 50% by the end of 2025 and 65% by the end of 2030 along with a 40% reduction in Scope 3 emissions by the end of 2030 and to achieve net zero emissions (Scope 1, 2 & 3) by at least 2050. We continue to implement energy and water efficiency improvements across our facilities, including a multi-year renovation project of our Golden, Colorado brewery, a renewables contract for our Fort Worth, Texas brewery and a wind-power based power purchase agreement in the U.K.
•Watershed Stewardship – In recognition of our important role in our local watersheds, we targeted an overall 22% improvement by the end of 2025 (versus 2016 baseline) in the water-to-product ratio of our breweries producing more than 150,000 hectoliters annually. We collaborate with key partners on watershed management programs to improve the health of the Trinity River Basin watershed in Texas (home of our Fort Worth brewery) and the Upper South Platte River watershed in Colorado (home of our Golden brewery).
•Packaging – We aim to use widely recyclable packaging materials such as aluminum cans, glass bottles and fiberboard cartons, and we are working to eliminate polyethylene terephthalate ("PET") bottles and single-use plastic rings for our beer brands in the U.S., Canada and the U.K. while our Central & Eastern European operations are on pace to ensuring the PET bottles in those markets contain at least 25% recycled content by the end of 2025 and 30% by the end of 2030.
•Agricultural Practices – We work closely with our barley farmers in the U.S. and Canada to test and learn with different growing practices across multiple regions and collect a broad range of data including water consumption. Against our 2016 baseline, by the end of 2025, our goal is to produce the annual barley crop with 10% less water per ton yielded.
See the annual Our Imprint Report for additional information. As discussed further under Item 1A. Risk Factors, our progress towards these goals and objectives may be influenced and impacted by, among other things, various stakeholders and developments beyond our control.
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
Available Information
We file with, or furnish to, the SEC, reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports are available free of charge via EDGAR through the SEC website (www.sec.gov) and are also available free of charge on our corporate website (www.molsoncoors.com) as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The foregoing website addresses are provided as inactive textual references only. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 18, 2025:

Name	Age	Position
Gavin D.K. Hattersley	62	President and Chief Executive Officer
Tracey I. Joubert	58	Chief Financial Officer
Natalie Maciolek	46	Chief Legal & Government Affairs Officer and Secretary
Michelle E. St. Jacques	47	Chief Commercial Officer
Philip M. Whitehead	47	President and Chief Executive Officer, Molson Coors EMEA&APAC
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
Risks Related to our Company and Operations
Deterioration of general economic, political, credit and/or capital market conditions, including those caused by the ongoing Russia-Ukraine conflict, Middle East conflict or other geopolitical tensions, could adversely affect our financial performance, our ability to grow or sustain our business, financial condition and results of operations, and our ability to access the capital markets. We operate around the world and global economic and political conditions affect our business and the businesses of our customers, suppliers and consumers. Because our product sales rely on discretionary spending by consumers, recessions, economic downturns, price instability, inflation, tariffs, slowing economic growth, social and political instability, violent crime, war, terrorism and related matters in the markets where we compete could negatively affect our revenues and financial performance, and adversely impact our ability to grow or sustain our business. Geopolitical tensions and political conflicts could adversely impact our employees, financial performance and global operations, including by, among other things, jeopardizing the safety of our employees and facilities, disrupting our and our partners’ operations and causing market volatility, which could adversely impact consumer demand and our sales. For example, current macroeconomic and political instability caused by the Russia-Ukraine conflict, Middle East conflict, global supply chain disruptions and inflation have adversely impacted and could continue to adversely impact our business and financial results.

Specifically, the ongoing Russia-Ukraine conflict has adversely affected the global economy, and the geopolitical tensions and conflicts it has generated, and could continue to generate, negatively impact our business operations and financial results. It has resulted in heightened economic sanctions from the international community, including the U.S., the U.K. and the European Union. As a result of the Russia-Ukraine conflict, in 2022 we suspended all exports of all our brands to Russia and subsequently terminated the license to produce any of our brands in Russia. Even though our sales in Russia have historically been limited, and we have no physical assets in Russia, the widespread impact of the Russia-Ukraine conflict, particularly in Eastern Europe, has had and could continue to have a material adverse impact on our business, financial condition, results of operations, supply chain, intellectual property, partners, customers or employees. Nevertheless, further escalation of geopolitical tensions, including increased trade barriers or restrictions on global trade, could result in, among other things, broader impacts that expand into other markets, economic recessions, inflationary pressures, cyberattacks, energy supply availability shortages, supply chain and logistics cost increases or disruptions, lower consumer demand and volatility in foreign exchange rates, interest rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing Russia-Ukraine conflict could amplify or affect many of our other risks described elsewhere in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
In addition, the capital and credit markets provide us with liquidity to operate and grow our business beyond the liquidity that operating cash flows provide, which can vary from period to period. A global or regional economic downturn or disruption of the credit markets could increase our future borrowing costs and impair our ability to access capital and credit markets for our operations or to execute our strategic plan. If our access to capital on terms commercially acceptable to us were to become significantly constrained, or if costs of capital increased significantly, then our financial condition, results of operations and cash flows could be adversely affected. Further, continued disruption and declines in the global economy have impacted and could continue to impact our customers' liquidity and capital resources, which in turn could impact our ability to collect accounts receivable from them in a timely manner and may have a material adverse impact on our performance, cash flows and capital resources. Finally, political shifts within our core markets and other related geographies, can lead policymakers to alter laws and policies governing foreign trade and investment policies that could adversely affect our supply chain, business and results of operations, and consumers, as discussed further below.
The global beer industry and the broader alcohol industry are constantly evolving, and our position within these industries and the success of our products in our markets may fundamentally change. If we do not successfully transform along with the evolving industries, market dynamics and consumer preferences, our business and financial results could be materially adversely affected.  The brewing industry has significantly evolved over the years becoming an increasingly consolidated global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements. In contrast, it has now become increasingly complex and competitive as the consolidation of brewers has resulted in fewer major market participants. As a result of the increased global consolidation of brewers and the dynamic of expanding new segments within the industry with new market entrants, including the non-alcohol market, the markets in which we operate, particularly the more mature markets, may evolve at a disadvantage to our current market position. Ongoing evolution in certain of our beer markets, together with emerging changes in consumer preferences, have resulted in a significant increase in market entrants, consumer choices and market competition, as well as increased government scrutiny. In addition, local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the beer markets in the U.S. and Canada have long consisted of a select number of significant market participants with government-regulated routes to market. In Canada, changes to interprovincial trade rules, regulations, distribution models and packaging requirements, such as government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us. As discussed further below, in the second half of 2024, the licensed sale of beer, wine and ready-to-drink alcoholic beverages in the Province of Ontario was expanded to all convenience stores and all eligible grocery and big-box grocery stores. This ongoing evolution of the Ontario beer market may have a significant impact on the financial results of our ownership in Brewers Retail, Inc.
Our Coors Light and Miller Lite brands in the Americas, and Carling, Staropramen, Coors, Madrí Excepcional, Ožujsko, and Bergenbier brands in EMEA&APAC represented a significant share of each respective segment's sales volumes in 2024, and several of our other brands represent a significant share of their respective market. Therefore, continued volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results.

Furthermore, the broader alcohol industry is experiencing a shift in consumer drinking preferences and behaviors due to, among others, changing demographics and taste preferences (such as the expansion in above premium products, specifically flavored malt beverages, ready-to-drink alcoholic beverages, spirit-based beverages, cider, and other similar beverages, as well as a shift toward non-alcoholic beverages, health and wellness trends (including the use of glucagon-like peptide (GLP-1) agonists, and other similar beverages) downturns in economic conditions or perceived value, as well as changes in consumers' perception of our brands and the brands of our competitors. If we are unsuccessful in evolving with, and navigating through, these changes to the markets in which we operate, there could be a material adverse effect on our business and financial results. If our competitors are able to respond more quickly to the evolving trends within beverage categories, or if our new products in these categories are not successful, our business and financial results may be adversely impacted.
Our success as an enterprise depends on our ability to successfully and timely premiumize our portfolio and innovate beyond beer, and any inability to deliver new products could have a material adverse effect on our business and financial results.    As part of our Acceleration Plan, our future growth will depend, in part, on our ability to premiumize our portfolio and timely innovate and develop new products beyond traditional beer. In connection with our Acceleration Plan, we plan to continue to innovate, test and scale products. In addition, we also rely on certain arrangements with partner brands for innovation, development and growth in new products beyond beer. However, the launch and ongoing success of new products are inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of incremental or one-time costs and an unsuccessful launch or short-lived popularity of our product innovations could, among other things, affect consumer perception of our existing brands and our reputation as well as result in inventory write-offs and other costs. Our inability to attract consumers to our product innovations relative to our competitors’ products, especially over time, could have a material adverse effect on our growth, business and financial results.
Weak, or weakening of, economic, social or other conditions in the markets in which we do business, including cost inflation, tariffs and reductions in discretionary consumer spending, could adversely impact demand for our products or cause consumers to suffer financial hardship, which could have a material adverse effect on our business and financial results. Consumption of our products in some of our markets could be closely tied to general economic conditions. As a result, difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income driven by increases in inflation, impacts of tariffs, energy costs, income (and other) taxes and the cost of living, increased and prolonged unemployment or a further decline in consumer confidence, as well as limited or significantly reduced points of access of our product, political or economic instability or other country-specific factors, could continue to have a material adverse effect on the demand for our products.
For example, under difficult or deteriorating economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products by shifting away from our premium and above premium products to lower-priced products offered by us or our competitors, by shifting from on-premise to off-premise consumption, or by shifting purchase to other categories, such as legal cannabis, delta-9, other hemp derived products, or online gambling, each of which could negatively impact our net sales and financial results. A significant portion of our consolidated net sales are concentrated in the U.S., Canada and countries in Europe. Therefore, unfavorable macroeconomic conditions could negatively affect consumer demand for our products in these important markets, which could reduce our profitability, and consequently may negatively affect the results of operations in our Americas and EMEA&APAC segments.
Our operations are dependent on the global supply chain and face significant exposure to changes in commodity and other input prices, impacts of supply chain constraints and disruptions and inflationary pressures, including tariffs, which could adversely impact our operating results. We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products. Our business has been, and may continue to be, impacted by supply chain constraints and disruptions, caused in part, by the Russia-Ukraine conflict and the uncertain economic environment worldwide. These supply chain constraints could put significant inflationary pressures on commodity and other input prices. Supply chain disruptions may cause delays in shipments of our products and supplies. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers including wholesalers, and diminished brand loyalty.

We purchase and use a large volume of agricultural and other raw materials, which are purchased through supply contracts with third parties, to produce our products (including barley, malted barley, hops, corn and other various adjuncts), as well as water and packaging materials (including aluminum cans and bottles, glass and polyethylene terephthalate containers as well as cardboard and other paper products). In addition, we also purchase and use a significant amount of diesel fuel, natural gas, electricity and carbon dioxide in our operations. The supply and price of these raw materials and commodities can fluctuate due to conditions that are difficult to predict and are beyond our control, including global geopolitical conditions or events (including the Russia-Ukraine conflict, especially as to the impact on energy supply prices), global competition for resources, inflationary pressures related to domestic and global economic conditions or supply chain issues, currency fluctuations, alternative sources for suppliers, disease outbreaks or pandemics, trade agreements, governmental regulations (including tariffs), frosts, droughts and other weather conditions and events, agricultural productivity, crop and plant diseases, theft, industry surcharges and other practices.
Similarly, if the costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of these matters through price increases to our customers, cost savings initiatives, hedging arrangements, or other measures, our results of operations and financial condition could be adversely impacted.
Changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol, could adversely affect our business. In recent years, there has been an increase in public and political attention on health and well-being as they relate to alcoholic beverages and the other categories in which we operate due in part to public concern over alcohol-related social problems, including driving under the influence, underage drinking and exposure to alcohol advertisements, and health consequences from the use, harmful use and misuse of alcohol. Negative publicity regarding alcoholic beverages and changes in consumer perceptions in relation to beer or other alcoholic beverages could adversely affect the sale and consumption of our products, which could adversely affect our business and financial results. Additionally, the concerns around alcohol, as well as health and well-being, could result in unfavorable regulations or other legal requirements in certain markets in which we operate, such as advertising, selling and other restrictions, increased taxes associated with our sales, or the establishment of minimum unit pricing. Any such regulations or requirements could change consumer and customer purchasing patterns and may require us to incur significant compliance costs, which could negatively impact our business and financial results. In particular, advocates of prohibition and other severe restrictions on the marketing and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring legal actions against us to substantially curtail the consumption of alcohol, including beer, in developed and developing markets. Further, the alcohol industry may be criticized and experience an increase in the number of publications and studies, as well as lobbying efforts, arguing there is no safe level of alcohol consumption. To the extent such views gain traction in regulations of jurisdictions in which we do or plan to do business, they could have a material adverse effect on our business and financial results. For example, in February 2021, the European Union published its Europe Beating Cancer Plan. As part of the plan, the European Union has indicated it may issue a proposal for mandatory health warnings on alcohol beverage product labels. In January 2025, the United States' outgoing Surgeon General issued an advisory recommending an update to the Surgeon General's warning label in the United States for alcohol-containing beverages to include a cancer risk warning. In addition, Ireland passed a law requiring new health warning labels on alcohol beverage products that will come into effect from May 2026.
Cybersecurity incidents impacting our information systems, and violations of data privacy laws and regulations could disrupt our business operations and adversely impact our reputation and results of operations. Our information systems may be the target of cyberattacks or other security breaches, which, if successful, could, among other things, disrupt our operations, applications and services, cause the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, prevent us from accessing or relying upon critical business records, cause reputational damage, or impact the costs or ability to obtain adequate insurance coverage. These incidents may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. The risk of cyber threats or cyberattacks increases as we rely more on digital partners, including supply-chain partners integrated into our business, who may also be the target of cyberattacks or other security breaches. If our information systems suffer severe disruption, damage, or shutdown we could experience delays and disruptions in our business, including brewery operations, production and shipments and delays in reporting our financial results, such as those we experienced with the March 2021 cybersecurity incident, which could adversely affect our cash flows, competitive position, reputation, financial condition or results of operations. A breach of our information systems could subject us to litigation, including class action or derivative lawsuits, regulatory fines, and penalties, any of which could have a material adverse effect on our financial results or reputation. In recent years, we have experienced an increase in the number of attempted cyberattacks due, in part, to the large number of our employees and contractors that are working and accessing our technology infrastructure remotely because of shifts in working arrangements. Furthermore, continued geopolitical turmoil, including the Russia-Ukraine conflict, has heightened the risk of cyberattacks. As discussed further below, the rapid evolution and increased adoption of artificial intelligence and machine learning technologies may intensify our cybersecurity risks.

We expend significant financial resources to attempt to vigorously monitor and mitigate against cyber threats and cyberattacks. We may be required to incur further costs to alleviate problems and remedy damage caused by physical, electronic and cybersecurity breaches and to address possible increased information system attacks as a result of the incident, which could have a material adverse effect on our business and financial results. Additionally, these events may not be insured against or may not be fully covered by any insurance maintained by us and there is no assurance that the limitations of liability in any of our contracts would be enforceable or adequate to protect us from liabilities or damages as a result of a cybersecurity incident. As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented regardless of our expenditures and protection efforts. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results.
Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations, including but not limited to, the European Union's General Data Protection Regulation, California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act and other similar comprehensive data privacy laws, may damage our reputation and credibility or expose us to increased risk of lawsuits, loss of existing or potential future customers and/or increases in our security costs and compliance burden, any of which could have a material adverse effect on our business and financial results. Other jurisdictions in which we operate have enacted or are proposing similar laws and regulations related to data privacy. These laws and regulations are evolving and subject to interpretation. In addition, we may suffer financial and reputational damage because of lost or misappropriated information relating to identifiable individuals and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, even if encrypted, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data. Further, the regulatory framework around data custody, data privacy and breaches may be inconsistent from one jurisdiction to another and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.
Furthermore, the cybersecurity and data privacy regulatory environment, including, but not limited to, the SEC's cybersecurity rules, is increasingly challenging, and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
Because of our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions, we could experience a disruption to our business.    We rely extensively on information services providers worldwide for our information technology functions including network, help desk, hardware and software configuration. Additionally, we rely on internal networks and information systems and other technology, including the internet and third-party hosted services, to support a variety of business processes and activities, including brewing operations, procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems and global business service providers for certain human resource activities and to process our employee benefits, as well as to process financial information for internal and external reporting purposes and to comply with various reporting, legal and tax requirements. As information systems are critical to many of our operating activities, our business may be impacted by system shutdowns, service disruptions, obsolescence, or security threats or breaches. Furthermore, the importance of such information technology systems and networks has increased due to many of our employees working remotely as a result of our changing workplace dynamics. Additionally, if any of our significant service providers were to fail and we were unable to find a suitable replacement in a timely manner, we could be unable to properly administer our outsourced functions, which could disrupt our business and adversely affect our financial results.

The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and enhance the image and reputation of our existing brands and products, including our corporate purpose, mission and values. Concerns about product quality, even when unsubstantiated, could be harmful to our image and the reputation of our brands and products. While we have quality control programs in place, in the event we or our third-party manufacturers experience an issue with product quality or if any of our products become unsafe or unfit for consumption, are misbranded or cause injury, we may experience recalls or liability in addition to business disruption which could further negatively impact our brand image and reputation, negatively affect our sales and cause us to incur additional costs. A widespread product recall, multiple product recalls or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. We also could be exposed to lawsuits relating to product liability, labelling, marketing or sales practices or intellectual property infringement. Our brand image and reputation may also be difficult to protect due to less oversight and control as a result of outsourcing some of our operations internationally or entering new or different product lines. If we are unable to address and uphold our plans with respect to our sustainability initiatives or actions by and attitudes of regulators and the public health community, our image and brand equity may deteriorate, which may be difficult to combat or reverse and could have a material adverse effect on our business and financial results.
In addition, because our brands carry family names and we may partner with celebrities or other famous sponsors, personal activities by certain members of the Molson or Coors families, our promotional partners or business partners that harm their public image or reputation could also have an adverse effect on our brands or our reputation. Our brand image, reputation and financial results may be negatively impacted by our ability to navigate social media campaigns and trends in pursuit of various dynamic issues facing society on regional and global levels across the markets in which we operate.
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
Due to a high concentration of workers represented by unions or works councils, we could be significantly affected by labor strikes, work stoppages or other employee-related issues. As of December 31, 2024, approximately 28% and 24% of our Americas and EMEA&APAC workforces, respectively, are represented by labor unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results. Furthermore, there may be additional work stoppages, unionization efforts or other employee-related issues, either prior to or following the expiration of these agreements, each of which could significantly affect our business and financial results. A prolonged labor strike, work stoppage, unionization efforts or other employee-related issues could have a material adverse effect on our business and financial results. For example, in the first few months of 2021, we experienced a labor disruption with our Toronto brewery unionized employees resulting from on going negotiations of the collective bargaining agreement which resulted in slower than expected production at the Toronto brewery in the first few months of 2021. In addition, at the end of March through mid-June 2022, the unionized employees in our Montreal/Longueuil, Québec brewery and distribution centers went on strike, which significantly adversely affected our business, operations and financial results during the second and third quarters of 2022. Furthermore, in February 2024, the unionized employees at our Fort Worth, Texas brewery went on strike, which adversely affected our business, operations and financial results during the second quarter of 2024.

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
Competition and other factors in our markets could require us to adjust prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors may have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. We compete with other beer and beverage companies not only for consumer acceptance and loyalty, but also for shelf, refrigerator and tap space in retail establishments and for marketing focus by our distributors and customers, most of which also distribute and sell other beers and beverage products. If we do not successfully transform along with the evolving industry, market dynamics and consumer preferences, our business and financial results could be materially adversely affected. Furthermore, our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than we do. In order for us to remain competitive, we will need to quickly and correctly adopt digital technologies, build analytical capabilities and scale brand expense investment levels, which our competitors may be able to achieve faster and with more resources. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results.
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

In addition, continuing consolidation among major global brewers and between brewers and other beverage companies and convergence of beverage categories may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks, alternate distribution networks and pressures from marketing and pricing tactics by competitors. Further consolidation of distributors in our industry could reduce our ability to promote our brands in the markets in a manner that enhances rather than diminishes our brands' value, as well as reduce our ability to manage our pricing effectively and efficiently. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower profitability or loss of market share and volumes. We may also face inflationary pressures that may negatively influence our or our competitors' prices and reduce margins on our products. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our global competitors who may already be in higher growth or emerging markets. For example, net sales in our Americas segment accounted for approximately 79% of our total 2024 net sales. As a result, to the extent that we are unable to maintain or grow our market share in our mature markets, our sales and, in turn, business and financial results could be materially and adversely affected.
Loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results. Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, fires, hurricanes, floods, other severe weather events, acts of war, terrorist attacks, cyberattacks and other disruptions in information systems, such as the March 2021 cybersecurity incident, disease outbreaks or pandemics and other natural disasters or catastrophic events that damage, disrupt or destroy one of our breweries or key facilities or the key facilities of our significant suppliers. Such significant losses or disruptions could be due to, among other things, the loss or disruption of the timely availability of adequate supplies of essential raw materials for us and our suppliers, including single-source suppliers; our ability to effectively integrate new suppliers into our operations; material financial issues facing our suppliers, such as bankruptcy or similar proceedings; transportation and logistics challenges, including as a result of governmental restrictions and the availability and capacity of shipping channels as customers may shift to increased online shopping; the loss or disruption of other manufacturing, distribution and supply capabilities; labor shortages, strikes or work stoppages; the loss or disruption of the supply of carbon dioxide gas; acts of war and terrorism; or natural disasters, pandemics, public health crises, or other catastrophic events and the associated impacts of such events, including impacts on our employees, their families, or our suppliers.
If any of our breweries or key facilities or the key facilities of our significant suppliers experience a significant operational disruption or catastrophic loss, it could delay, disrupt or reduce production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. We experienced certain of the foregoing risks and losses in connection with the March 2021 cybersecurity incident and the coronavirus pandemic in 2020. Certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Our business and results of operations could also be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and impact the priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed in recent years, and we have incurred brewery closure costs, including charges associated with the closure of our breweries in Chippewa Falls, Wisconsin, 10th Street in Milwaukee, Wisconsin and Irwindale, California. We regularly review our supply chain network in an attempt to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.
Issues and regulations related to climate change, sustainability, human rights and human capital, and stakeholder response thereto may have an adverse effect on our business, financial condition and results of operations and may damage our reputation. Companies across all industries are facing increasing scrutiny relating to their workforce and environmental practices and policies. The landscape related to such regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the SEC, the State of California, and the European Commission have published proposed or final rules, including the European Commission's Corporate Sustainability Reporting Directive, that will require significantly increased disclosures related to climate change and other issues. We may experience significant future cost increases associated with regulatory compliance for sustainability matters, including fees, licenses, reporting, auditing, and the cost of capital improvements for our operating facilities to meet sustainability and/or environmental regulatory requirements.

Investor advocacy groups, institutional investors, stockholders, activists, employees, consumers, customers, regulators, proxy advisory services and other market participants have increasingly focused on these types of matters and initiatives, as well as the related practices and policies of companies. These stakeholders have placed increased importance on these practices and their effect on companies from an investor, consumer, customer or employee perspective. We have also published goals across a range of environmental sustainability and safety matters. Although we have initiatives against these goals, we may be required to expend resources for them, which could increase our operational costs.
In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Furthermore, some stakeholders may disagree with our goals and there is also a risk that stakeholders may change their views on these topics over time. Our various stakeholders or regulators may also have divergent opinions on these types of matters as well as conflicting expectations regarding our culture, values, goals and business, which makes it difficult to achieve a consistently positive perception amongst all of our various stakeholders. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders.
If our practices do not meet evolving investor, industry, stakeholder or regulatory expectations and standards, related to, among other things, climate change, carbon emissions, safety and related matters, or if we are perceived (whether or not valid) to have not responded appropriately to the growing and various concerns for or against such issues, or if we fail to meet the goals, among other things, our reputation, culture, ability to attract or retain employees, brands, sales, stock price, ability to access the capital markets, or our overall business or financial results could be adversely affected. Further, if we incur adverse publicity and reaction from investors, activists, or other stakeholders related to our efforts and goals, the perception of us and our products and services by current and potential customers, as well as investors, could cause our customers and consumers to stop purchasing our products or to purchase products from a competitor or subject us to legal and regulatory proceedings, any of which could adversely impact our business and financial results.
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
Public concern over climate change has resulted in, and may continue to result in, new or increased regional, federal and global legal and regulatory requirements, including taxation, to reduce or mitigate carbon emissions and to limit or impose additional costs on carbon and water usage or other climate-related objectives. In the event that such regulation is more stringent than current regulatory obligations, or the measures that we are currently undertaking to monitor and improve our resource efficiency are insufficient, we may experience disruptions in, or increases in our costs of, operation and delivery to comply with new regulatory requirements due to investments in facilities and equipment or the relocation of our facilities. If we or our suppliers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In particular, proposed, new or inconsistent regulation and taxation of fuel and energy could increase the cost of complying with such laws and regulations as well as the cost of operation, including fuel required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
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

An inadequate supply or availability of quality water could have a material adverse effect on, among other things, our sales, production processes, other costs and, in turn, profitability. Quality water is a key ingredient in our brewing process. Clean water is a limited resource in many parts of the world and climate change may increase water scarcity and cause a deterioration of water quality in areas where we maintain brewing operations. The competition for water among domestic, agricultural and manufacturing users is increasing in some of our brewing communities and communities in which we or our suppliers manufacture our other products. Even where water is widely available, water purification, regulatory requirements, and waste treatment infrastructure limitations could increase costs or constrain our operations. Further, the lack of availability of clean water at our breweries or our other facilities or the facilities of our suppliers could cause a decrease in production.
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
The integration and use of artificial intelligence and similar technology in our business presents challenges and risks that could adversely impact our business, reputation and results of operations. The use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our brands, marketing and business operations. Molson Coors or its third-party vendors may adopt and integrate artificial intelligence tools into our systems for specific use cases after review by legal and information security and in alignment with internal oversight and policies and procedures. Our vendors and third-party partners may incorporate artificial intelligence tools into their offerings with or without disclosing this use to us. The providers of these artificial intelligence tools may not meet existing or evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information and/or cause harm to our reputation and the public perception of the effectiveness of our security measures. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in cyberattacks or illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. The technologies underlying artificial intelligence and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of artificial intelligence. While new artificial intelligence initiatives, laws and regulations are emerging and evolving, uncertainty will remain, and our obligation to comply with the evolving regulatory landscape could entail significant costs, negatively affect our business, or limit our ability to incorporate certain artificial intelligence capabilities into our business. Any of these factors or outcomes could damage our brands and reputation, result in the loss of valuable property and information or otherwise adversely impact our business.
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
•require us to make unfavorable changes to our financing structure or require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund strategic opportunities, including acquisitions or other investments, working capital, business activities, share repurchases and other general corporate requirements; and
•adversely impact our competitive position in the industry.
In addition, certain of our current and future debt and derivative financial instruments have or, in the future, could have interest rates that are tied to reference interest rates. The volatility and availability of such reference rates are out of our control and the risks related thereto could have a material adverse effect on us.
A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are, or are at risk of being, unable to meet our deleveraging commitments. Although we have publicly expressed our intention to maintain an investment grade debt rating, ratings are determined by third-party rating agencies and in some cases the events that may cause us to suffer a ratings downgrade are unpredictable and outside of our control, such as the macroeconomic climate or political instability. A credit rating downgrade, particularly a downgrade below investment grade, could increase our costs of future borrowing, negatively impact our hedging instruments or sources of short-term liquidity and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets. Deterioration of our credit rating may also raise governance issues within the Company and with external regulators.
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
We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our financial results.  In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets, including those considered to have indefinite useful lives. These assets are tested for impairment when required by accounting principles generally accepted in the United States, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the indefinite-lived intangible asset impairment tests, we also reassess each asset's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, the results of our 2022 annual goodwill impairment testing indicated that the fair value of our Americas reporting unit was below its carrying value. As a result, we recorded a partial impairment charge of $845.0 million in our consolidated statements of operations during the fourth quarter of 2022. Additionally, the results of our 2023 annual impairment testing indicated that the carrying value of the Staropramen family of brands indefinite-lived intangible asset was determined to be in excess of its fair value such that a partial impairment charge of $160.7 million was recorded in our consolidated statements of operations during the fourth quarter of 2023. As of the year ended December 31, 2024, the EMEA&APAC reporting unit was fully impaired while the Americas reporting unit had $5.6 billion of goodwill remaining.

Our impairment analysis, conducted as of October 1, 2024, the first day of our fiscal fourth quarter, indicated that the Americas reporting unit was at a heightened risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including Company-specific risks like the performance of our premiumization efforts, expansion in products beyond beer and overall market performance, along with macroeconomic risks, or significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses. The fair values of our Americas reporting unit and indefinite-lived intangible assets are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. Any future impairment of the Americas reporting unit or our intangible assets, or reclassification of indefinite-lived intangible assets to definite-lived, may result in charges that could have a material adverse effect on our financial results, as evidenced by the charges incurred during the fourth quarters of 2023 and 2022, as previously noted above. The testing of our goodwill for impairment is also predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Estimates" and Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for additional information related to the results of our annual impairment testing.
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price. Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, our Acceleration Plan, industry performance, category growth, development and launch of innovative new products, market share projections, product pricing, sales, volume and product mix, foreign exchange rates and volatility, effective tax rates, interest rates, depreciation and amortization costs, commodity prices, tariffs, distribution costs, cost savings initiatives, accruals for estimated liabilities, including litigation reserves, measurement of benefit obligations for pension and other postretirement benefit plans, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, pay dividends and meet debt obligations. In addition, our ability to achieve our Acceleration Plan goals, and the anticipated benefits, are subject to various assumptions and uncertainties. There is no assurance that we will fully realize the anticipated financial benefits or execute successfully on our Acceleration Plan in the time frames we desire or at all. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.
Risks Related to Our Dependence on Third Parties
We rely on a small number of suppliers to obtain the input materials, in particular the packaging materials, we need to operate our business. The inability to obtain materials or disruptions at the facilities of our suppliers could unfavorably affect our ability to produce our products, which could have a material adverse effect on our business and financial results.    We purchase certain types of input and other packaging materials, including aluminum cans and bottles, glass bottles, paperboard and carbon dioxide from a small number of suppliers. The demand for such input materials in the beverage industry has increased in recent years, and resulted in a shortage of capacity and increases in costs. In addition, consolidation of packaging materials suppliers has reduced local supply alternatives and increased risks of supply disruptions. The inability of any of these suppliers to meet our production requirements without sufficient time to develop an alternative source could have a material adverse effect on our business and financial results. Additionally, if the financial condition of these suppliers deteriorates, our business and financial results could be adversely impacted. Our suppliers’ financial condition is affected in large part by conditions and events that are beyond our and their control, including:
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

Termination or changes of one or more manufacturer, distribution or production agreements, or issues caused by our dependence on the parties to these agreements, could have a material adverse effect on our business and financial results.    We manufacture and distribute products of other beverage companies through various joint venture, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to produce, import, market, distribute and sell certain Heineken brands in Canada, and our arrangements with ABI to brew and distribute Beck's, Stella Artois, and Lowenbrau and to distribute Hoegaarden, Leffe, and Corona in Central Europe. In addition, we also have authorizations from The Coca-Cola Company that grant us the right to produce, market, sell and distribute Simply Spiked branded products in the U.S. and Canada, as well as Topo Chico Hard Seltzer in the U.S. These agreements have varying expiration dates and performance criteria. The non-renewal or loss of one or more of these arrangements, because of failure to perform or failure to agree to terms of an extension, or as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results.
As part of our efforts to streamline operations and to manage capital investments, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these third parties to perform is largely outside of our control. If one or more of these parties experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, which could increase our costs or prevent or delay the delivery of our products. Further, our business includes various joint venture and industry agreements which standardize parts of the supply chain. An example includes our warehousing and customer delivery systems in Canada organized under joint venture agreements with other brewers. Any negative change in these agreements or material terms within these agreements could have a significant adverse effect on our business and financial results. Another example is the secondary distribution in the U.K. which has limited options. If we are unable to continue to outsource our secondary distribution services, we may have to in-source distribution which could have adverse impacts to our business and financial results.
Risks Related to Legal Matters, Governmental Regulations and our International Operations
Changes in tax, environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions regarding such matters as tariffs, licensing requirements, trade and pricing practices, taxation, labeling, advertising, promotion and marketing practices, relationships with distributors, environmental matters, packaging material regulations, ingredient regulations, unclaimed property and other matters. These laws and regulations are subject to frequent changes and re-evaluation, varying interpretations and political debate and inquiries from government regulators charged with their enforcement, which could have a material adverse effect on our business and financial results.
Changes to U.S. or foreign trade policies, impositions of new or increased tariffs, other trade restrictions or other government actions, including any government shutdown, foreign currency fluctuations, including devaluations and fear of exposure to or actual impacts of a widespread disease outbreak, may lead to the continuation or escalation of such risks and uncertainty.
Furthermore, changes to existing tax laws or the adoption of new tax policies, regulations, guidance or laws, particularly in the U.S., U.K. and Canada, could have a material adverse impact to our effective tax rate, future cash tax payments and our financial results in general. In addition, the current economic and political environment, including the focus on corporate tax reform, anti-base erosion rules and tax transparency, may result in significant tax law changes in the numerous jurisdictions in which we operate and could have a material adverse impact to our effective tax rate, future cash tax payments and our financial results in general. In August 2022, the U.S. government enacted the Inflation Reduction Act of 2022 ("IRA"), which included among other provisions, a 15% minimum tax on "adjusted financial statement income" and became effective for the Company beginning January 1, 2023. Recently, intergovernmental organizations such as the Organization for Economic Co-operation and Development ("OECD") and European Union ("EU") have proposed or enacted changes to the existing tax laws of member countries. For instance, in 2021 the OECD introduced model rules for a new 15% global minimum tax framework, which is effective for fiscal years beginning on or after December 31, 2023 in jurisdictions with enacted legislation. Additionally, several non-EU countries, including Canada and the U.K., have recently proposed and/or enacted legislation consistent with the OECD global minimum tax framework. The OECD and implementing countries are expected to continue to make further revisions to their minimum tax legislation and release additional guidance. The OECD has also proposed rules on the allocation of profit among tax jurisdictions in which companies operate. These enacted tax laws and regulations and proposed rules, including the release of additional related guidance, could adversely impact our financial results in fiscal year 2025 and possibly beyond.

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
The government(s) of each country in which we sell our products, including state and local jurisdictions in the U.S., levy excise taxes at varying rates. Additionally, U.S. governmental entities also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. Increases in excise taxes, and such compliance taxes and bonds, could have a material adverse effect on our profitability.
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
In addition, in February 2025, the current U.S. presidential administration imposed tariffs on foreign imports into the United States, including, most relevant to us, an additional 25% tariff on all imports from Canada, which tariffs were subsequently suspended for 30 days in order to facilitate negotiations. As of the date of this report, the proposed tariffs on all imports from Canada remain suspended. Certain of the products we sell are originally manufactured in countries other than the U.S., such as Canada. These tariffs will increase the cost of certain of our products and may negatively impact our results of operations. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Other effects of these changes, including impacts on the price of raw materials, responsive or retaliatory actions from governments, such as retaliatory tariffs on imports into Canada from the U.S., and the opportunity for competitors not subject to such changes to establish a presence in markets where we participate, could also have significant impacts on our results of operations, though whether any of the foregoing actions will be taken remains unclear. Furthermore, we may not be able to increase prices for our products enough to offset the impact of tariffs, which could negatively impact our margins. If we raise prices in response to tariffs, the demand for our products may decrease, which could also have a negative impact on our sales. We cannot predict what further action may be taken with respect to export restrictions, tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business, financial condition and results of operations.
Furthermore, various jurisdictions have adopted, or may seek to adopt, additional product labeling or warning requirements or limitations on the availability of our beverages relating to perceived adverse health consequences of some of our beverages. If additional or more severe requirements of this type are imposed on one or more of our beverages under current or future laws or regulations, they could inhibit sales of such beverages in such jurisdictions. In addition, we cannot predict whether our beverages will become subject to increased rules and regulations regarding labeling or warnings which, if enacted, could increase our costs and/or adversely impact sales.

In addition, a number of governmental authorities, both in the U.S. and abroad (including the EU), have considered, and/or are planning to introduce legislation aimed at packaging, reducing the amount of plastic and other types of material. Programs have included recommendations for Extended Producer Responsibility ("EPR"), banning certain types of products, mandating certain rates of recycling, re-use and use of recycled materials, imposing deposit return schemes ("DRS") for drinks containers or taxes on packaging material, and requiring retailers or manufacturers to take back certain packaging used for their products. Such legislation, as well as voluntary initiatives, aimed at reducing the level of wastes, could reduce the demand for our products that includes in-scope packaging, result in greater costs for producers or otherwise impact our business, financial condition and results of operations. Similarly, changes in applicable environmental regulations, including increased or additional regulations to discourage the use of particular materials (or encourage or mandate the use of other materials) may result in increased compliance costs, increased materials costs, capital expenditures, incremental investments and other financial obligations for us and our business partners, which could affect our profitability. We may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes.
Failure to comply with existing or future laws and regulations, including those related to tax, environment and health, or changes in these laws, regulations, or interpretations thereof, could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations, the amount and timing of future taxable income and the interaction of such laws and regulations among jurisdictions. Given the wide range of international business relationships and the long-term nature and complexity of existing contractual agreements, differences arising between the actual results and assumptions made, or future changes to such assumptions, could necessitate future adjustments to taxable income and expense already recorded.
Unfavorable outcomes of legal or regulatory matters may adversely affect our business and financial condition and damage our reputation. There is a risk of, and we are from time to time involved in or subject to a variety of litigation, claims, legal or regulatory proceedings or matters related to our business, the alcohol industry in general, our advertising and marketing practices, product claims, product labeling and ingredients, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, tax, environmental, privacy, insurance, ERISA and employment matters. Such matters, even those that are ultimately non-meritorious, can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel, and may generate adverse publicity that damages our reputation or brand image. The assessment of the outcome of such matters, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control and are based on the information available to management at that time. The outcome of such matters, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management’s outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows and damage our corporate reputation and our brands. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" in this Annual Report on Form 10-K for additional information regarding the status of pending legal outcomes.
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
•import and export requirements, including tariffs;
•poor product quality due to distance travelled for export product and the relatively short shelf life of beer;
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
In addition, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and the U.K. Proceeds of Crime Act. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and prohibitions on our ability to offer our products and services in one or more countries, each of which could have a materially negative effect on our reputation, brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, there can be no assurance that our employees, business partners or agents will not violate our policies and procedures.
Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    Many countries in which we operate regulate the distribution of alcohol products and if those regulations were changed, it could alter our business practices and have a material adverse effect on our business and financial results. For example, in the U.S. market, there is a three-tier distribution system that governs the sale of malt beverage products. That system, requiring separation of manufacturers, distributors and retailers, dates back to the repeal of prohibition and is periodically subject to legal challenges. To the extent that such challenges are successful and change the three-tier system, including through the expansion of e-commerce and direct-to-consumer offerings, such changes could have a material adverse effect on our Americas segment results of operations. Further, in Canada, our products are required to be distributed through each province's respective provincial liquor board. Additionally, in certain Canadian provinces, we rely on our joint venture arrangements with BRI and BDL to distribute our products via retail outlets that are regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store, in Ontario and performs delivery services of beer throughout Ontario. BDL facilitates the distribution of our products in the western Canadian provinces. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as, British Pound, Czech Koruna, Euro and Romanian Leu. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, at times adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. For instance, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.

Risks Related to Acquisitions and Joint Ventures
Risks associated with operating our joint ventures or other strategic partnerships may materially adversely affect our business and financial results. We have entered into several joint ventures, including our joint ventures with Ball Corporation (i.e., Rocky Mountain Metal Container), and with Owens-Brockway Glass Container Inc. (i.e., Rocky Mountain Bottle Company), for a portion of our aluminum and glass packaging supply in the U.S., respectively. We have also entered into a joint venture with The Yuengling Company LLC to expand the distribution of Yuengling beer in the western U.S. Additionally, in certain Canadian provinces, we rely on joint venture agreements with BRI and BDL to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. As previously referenced, BRI owns and operates commercial retail outlets, known as TBS or "The Beer Store", in Ontario, and BDL facilitates the distribution of our products in the western Canadian provinces. In the U.S. in October 2024, we took a majority ownership stake in ZOA Energy LLC ("ZOA"). We may enter into additional joint ventures or other strategic partnerships in the future. Our partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture or partnership. In addition, we compete against our partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements or other partnerships may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our partner's consent to take certain actions. In addition, our partners may be unable or unwilling to meet their economic or other obligations under the operative documents, or may become insolvent or file for bankruptcy protection and we may be required to either fulfill those obligations alone to ensure the ongoing success of the partnership or to dissolve and liquidate. Post-pandemic trends of consumers transitioning between channels and categories could impact the revenue growth expectations of partnership brands or newly owned brands. Moreover, as we further develop our own portfolio, we may face challenges meeting all contractual obligations within our current partnerships or having to invest in more marketing assets to sustain partnership brands.
Failure to successfully identify, complete or integrate attractive acquisitions, joint ventures and other strategic partnerships into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures and partnerships. In order to compete in the consolidating global brewing and beverage industry, we anticipate that we may, from time to time, in the future acquire additional businesses like the Blue Run Spirits, Inc ("Blue Run") acquisition in the third quarter of 2023, the increase in our investment in ZOA in the fourth quarter of 2024 and the entry into the partnership with Fever-Tree in the first quarter of 2025, or enter into additional joint ventures or other partnerships that we believe would provide a strategic fit with our business. Potential risks associated with acquisitions and joint ventures could include, among other things:
•our ability to identify attractive acquisitions, joint ventures and other strategic partnerships;
•our ability to offer potential acquisition targets and joint venture partners' competitive transaction terms;
•our ability to raise capital on reasonable terms to finance attractive acquisitions, joint ventures and other strategic partnerships;
•our ability to realize the benefits or cost savings that we expect to realize as a result of the acquisition, joint venture or other strategic partnerships;
•diversion of management's attention;
•our ability to successfully integrate the business of the acquired company with our business;
•motivating, recruiting and retaining key employees;
•conforming standards, controls, procedures and policies, systems, business cultures and compensation structures among our company and the acquired company;
•consolidating and streamlining sales, marketing and corporate operations;
•potential exposure to unknown liabilities of acquired companies;
•potential exposure to unknown or future liabilities or costs that affect the markets in which acquired companies, joint ventures or strategic partnerships operate;
•reputational or other damage due to the conduct of a joint venture or other partner or the prior conduct of an acquired company;
•loss of key employees and customers of an acquired company;

•managing tax costs or inefficiencies associated with integrating our operations following completion of an acquisition or entry into a joint venture or other partnerships;
•exposure to unfamiliar legal and regulatory requirements entering a new market or jurisdiction;
•incompatibility of technology systems delaying realization of assumed synergies; and
•exchange rate fluctuations triggering material variances between expected financial returns and actual financial returns.
Additional Risks Related to our Americas Segment
Our U.S. business is highly dependent on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products, and distributor consolidation in the U.S. could harm our business and financial results.    We sell nearly all of our products, including our imported products, in the U.S. to independent distributors for resale to retail outlets. These independent distributors are entitled to exclusive territories and are protected from termination by state statutes and regulations. Consequently, if we are not allowed, or are unable under acceptable terms or at all, to replace unproductive or inefficient distributors, our business, financial position and results of operation may be adversely affected, which could have a material adverse effect on our business and financial results.
Further, in recent years, there has been a consolidation of independent distributors, resulting in distributors with increased leverage over suppliers due to the distributor's share of the supplier business, exclusive territorial appointments and regulatory protection of distribution agreements. We have limited ability to influence decisions regarding distributor consolidation, which, regardless of size, carries a risk of decreased investment in service and local marketing in the interest of paying down the leverage required to fund a transaction. Consolidation among distributors could create a more challenging competitive landscape for our products and could hinder the distribution and sale of our products as distributors could put focus on other brands within their portfolio instead of ours. There is a risk that consolidation of distributors could further increase due to potential changes in tax laws in the markets in which we operate. This could negatively impact sales of our products and increase prices. Our unique portfolio may require more brand building than our competitors, which could be adversely affected in the event of distributor consolidation. Changes in distributors' strategies, including a reduction in the number of brands they carry, may adversely affect our growth, business, financial results and market share.
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. In Canada, the retail distribution of beer and certain other alcohol is primarily a provincial responsibility. An Early Implementation Agreement ("EIA") was entered into in May 2024 between the Province of Ontario, Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd. (collectively, the "Representative Owners") and Brewers Retail Inc., operating under the name "The Beer Store" ("TBS"). The EIA was effective July 18, 2024 and continues until December 31, 2030. The EIA removed grocery store pack size restrictions on beer, wine, cider and ready-to-drink alcoholic beverages as of July 18, 2024, and allowed for the expansion of licensed sale of beer, wine and ready-to-drink alcoholic beverages to all convenience stores which began on September 5, 2024 and all eligible grocery and big-box grocery stores as of October 31, 2024. The EIA requires TBS to maintain at least 386 retail locations in Ontario to support recycling, cash and carry and to preserve employment through June 30, 2025. From July 1, 2025 until December 31, 2025, TBS has the right to close additional retail locations to maintain a minimum of 300 stores. The requirements to keep a certain number of TBS stores open may result in the inefficient operations of TBS stores during that period of time. As a result, under the EIA, the Province of Ontario will provide financial support to TBS and the representative owners of up to CAD 225 million through reimbursement of costs incurred in connection with the early implementation and to TBS in connection with the operation of the agreed upon retail footprint during the interim period between the commencement date of the EIA and December 31, 2025. From January 1, 2026 onward, TBS will have the sole and absolute discretion to maintain or close any retail location. If TBS cannot transition quickly from a retail-led organization to a distribution-led organization, it may adversely impact our business, our results of operations and financial condition. In addition, the taxes and fee structure, as well as other regulatory elements are under review and are subject to change in the year ended December 31, 2025 which could have a significant adverse impact on our business.
The EIA requires licensed grocery and big-box retailers more than five kilometers from a TBS store to accept and sort empty beverage alcohol containers for recycling as of the commencement date of the EIA, and beginning in 2026, all licensed grocery and big-box stores must accept and sort empty beverage alcohol containers for recycling. The expansion of the recycling program to all grocery stores could interrupt the flow of returnable bottles and may impact the quality of the returnable bottle. This could cause inefficiencies in our operations, increase the costs of packaging materials and hinder the quality of our packaging materials.

Such impacts of the EIA could have a negative impact on the results of operations, cash flows and financial position of our Americas segment. Similar changes to the beer distribution and retail systems in other Canadian provinces could adversely impact our business, our results of operations and financial condition.
Indemnities provided to the purchaser of our previous interest in the Cervejarias Kaiser Brasil S.A. ("Kaiser") business in Brazil could result in future cash outflows and statement of operations charges.    In 2006, we sold our previous ownership interest in Kaiser, which was held by our Canadian business, to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for exposures related to certain tax, civil and labor contingencies and certain purchased tax credits. The ultimate resolution of these claims is not under our control. Any probable indemnity obligations are recorded as liabilities on our consolidated balance sheets as appropriate; however, we could incur future statement of operations charges due to changes to our estimates or changes in our assessment of probability of loss on these items as well as due to fluctuations in foreign exchange rates. Due to the uncertainty involved in the ultimate outcome and timing of these contingencies, significant adjustments to the carrying value of our indemnity liabilities and corresponding statement of operations impacts could result in the future.
Additional Risks Related to our EMEA&APAC Segment
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar, in each case, in addition to the other impacts of the Russia-Ukraine conflict. Additionally, we face intense competition in certain of our European markets, particularly with respect to pricing, which could lead to reduced sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. We may also face pressures resulting from a reduction in disposable incomes of consumers to spend on our products due to inflation, recessionary conditions and an increase in the cost of energy, which could unfavorably affect our profitability. In addition, over time, beer volume sales in the U.K. have been shifting from on-premise, such as pubs and restaurants, to off-premise, such as retail stores, for the industry as a whole. Margins in sales to off-premise customers tend to be lower than margins from sales to on-premise customers, and, as a result, continuation or acceleration of this trend could further adversely affect our profitability.
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

Shareholder activism efforts or unsolicited takeover proposals could cause a material disruption to our business and financial results. We may be subject to various legal and business challenges due to actions instituted by activist shareholders or unsolicited takeover proposals or other advocacy efforts. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and others, as well as potentially increase the chance of additional shareholder activism or other advocacy efforts. Similarly, proposed or future laws and regulations may also increase the chance we become the target of shareholder activist campaigns, including sustainability, human rights and human capital-related actions. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of the Board, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our cybersecurity program is managed by a dedicated Global Chief Information Officer ("CIO") whose team, including the head of Information Technology Security, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our CIO has over 35 years of relevant industry experience, including over 30 years at our Company. Our Vice President of Information Technology Security and Chief Information Security Officer ("CISO") has over 20 years of relevant industry experience. Further, team members who support our cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems and programming, as well as cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager. Our Board, Audit Committee and its Technology Subcommittee and senior management receive periodic briefings from the CIO and the CISO, concerning cybersecurity, information security and technology risks, and our related risk mitigation programs. In general, the Board is responsible for overseeing our enterprise risk management program ("ERM Program").
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
The Audit Committee and its Technology Subcommittee are also responsible for overseeing risks related to our cybersecurity, technology and information security programs and reviewing emerging cybersecurity, technology and information security developments and threats and our strategy to mitigate such risks. The Audit Committee and its Technology Subcommittee provides another level of cybersecurity oversight through engagements at each Technology Subcommittee meeting with senior management, including our CIO and CISO. These reports include updates on our cybersecurity risks, threats, and incidents; our efforts to monitor, prevent, detect, mitigate and remediate the same; regulatory updates; the status of our cybersecurity projects, programs, and assessments; and periodic updates on our cybersecurity staffing and related matters. The Technology Subcommittee regularly reports to the Audit Committee regarding these matters. Further, the Audit Committee regularly reports to the Board regarding these matters, including the matters discussed at the Technology Subcommittee.
We engage in the ERM Program process semi-annually, which addresses, among other matters, emerging cybersecurity threats and models our exposure to the threat landscape against the overall strategic objectives of our Company. We regularly engage cybersecurity industry experts to assess, audit and consult on our cybersecurity practices. Further, we engage Managed Security Service Providers to monitor our information technology ("IT") environment, help identify attacks, forensically investigate and remediate breaches, and assess and test our IT system security. We also operate a cyber controls assessment program to monitor our internal program in between external assessments. We have also implemented a cybersecurity awareness training program to facilitate initial and continuing education for employees on cybersecurity and related matters. Regular reviews are conducted to assess our information security programs and practices, including incident management, service continuity, information security compliance programs and related achievements. Additionally, we operate an Artificial Intelligence ("AI") governance program to ensure proper risk management and regulatory compliance where applicable with this expanding capability; managing ethical, legal, cyber, data privacy and other technology risks associated with the use of AI and Generative AI technologies.

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

ITEM 2.    PROPERTIES
As of February 18, 2025, our major facilities were owned (unless otherwise indicated) and are as follows:

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
(2)As of December 31, 2022, we signed a sale and leaseback agreement for the EMEA&APAC segment operational headquarters facility located in Burton-on-Trent. The sale and leaseback agreement is due to terminate in February 2025 ahead of relocation to an owned facility near the Burton-on-Trent brewery that will serve as the EMEA&APAC segment operational headquarters from March 2025.
(3)The Golden, Trenton, Elkton, Albany and Fort Worth breweries collectively accounted for approximately 77% of our Americas segment production for the year ended December 31, 2024.

(4)The Wheat Ridge and Golden, Colorado facilities are leased from us by RMBC and RMMC, respectively.
(5)The Burton-on-Trent, Prague, Ploiesti, Apatin and Zagreb breweries collectively accounted for approximately 73% of our EMEA&APAC segment production for the year ended December 31, 2024.
In addition to the properties listed above, we have smaller capacity facilities in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the Americas segment and EMEA&APAC segment countries in which we operate.
We believe our facilities are well maintained and suitable for their respective operations. During the year ended December 31, 2024, our operating facilities were not capacity constrained.
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
The approximate number of record security holders by class of stock at February 11, 2025, is as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	23
Class B common stock, $0.01 par value	2,838
Class A exchangeable shares, no par value	202
Class B exchangeable shares, no par value	2,143
Performance Graph
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We have used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2019, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends.

The below is provided for informational purposes and is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
Molson Coors
S&P 500
Peer Group

	2019	2020	2021	2022	2023	2024
Molson Coors	$100.00	$84.84	$88.30	$101.01	$128.51	$122.38
S&P 500	$100.00	$118.39	$152.34	$124.73	$158.11	$198.75
Peer Group	$100.00	$86.60	$88.58	$88.84	$95.02	$79.29
Dividends
We do not have any restrictions that prevent or limit our ability to declare or pay dividends. A quarterly dividend of $0.44 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2024 for a total of $1.76 per share or a CAD equivalent of CAD 2.39 per share. A quarterly dividend of $0.41 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2023 for a total of $1.64 per share or a CAD equivalent of CAD 2.19 per share. A quarterly dividend of $0.38 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2022 for a total of $1.52 per share or a CAD equivalent of CAD 1.95 per share.

Issuer Purchases of Equity Securities
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended December 31, 2024:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1, 2024 through October 31, 2024	405,837	$55.53	405,837	$1,394,325,657
November 1, 2024 through November 30, 2024	1,292,234	$60.84	1,292,234	$1,315,706,648
December 1, 2024 through December 31, 2024	1,709,219	$61.29	1,709,219	$1,210,940,550
Total	3,407,290	$60.44	3,407,290	$1,210,940,550
(1)On September 29, 2023, our Board approved a share repurchase program to repurchase up to an aggregate of $2.0 billion of our Company's Class B common stock, excluding brokerage commissions and excise taxes, with an expected program term of five years. The number, price, structure and timing of the repurchases under the program, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt arrangements and other factors. Share repurchases may be made in the open market, in structured transactions or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Company's Class B common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.
ITEM 6.    [Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko to our above premium brands including Madrí Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our economy and value brands like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits like Five Trail whiskey and non-alcoholic beverages. We also have partner brands, such as Simply Spiked, ZOA Energy, among others, through license, distribution, partnership and joint venture agreements. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
A discussion related to the results of operations and changes in financial condition for 2023 compared to 2022 has been omitted from this report, but may be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2023 Form 10-K, filed with the SEC on February 20, 2024, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.molsoncoors.com.
Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods and (c) 2024, 2023 and 2022 refers to the 12 months ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Items Affecting Reported Results
Items Affecting the Consolidated Results of Operations
Purchases of Annuity Contracts
On September 26, 2024, we purchased annuity contracts for two of our Canadian pension plans. As a result, on September 30, 2024, we remeasured both pension plans and recorded a total settlement loss of $34.0 million to other pension and postretirement benefit (cost), net in the consolidated statements of operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" and Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Accumulated Other Comprehensive Income (Loss)" for further information.
Cobra Beer Partnership, Ltd. Buyout
In March 2024, our partner of CBPL exercised a put option under our partnership agreement which required us to acquire the remaining 49.9% ownership interest. We adjusted our NCI by $34.5 million to our best estimate of the redemption value that existed at the time of the put option exercise by increasing our net income attributable to noncontrolling interests and decreasing our net income attributable to MCBC. In addition, we received the final determination of the redemption value in the third quarter of 2024 and as the transaction was considered mandatorily redeemable, we recorded an adjustment of $45.8 million to interest expense in the EMEA&APAC segment. The transaction was finalized on October 21, 2024, resulting in a cash payment of $89 million which was recorded as a cash outflow from financing activities. See further discussion of this transaction in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
Items Affecting the Americas Segment Results of Operations
ZOA Energy
On October 31, 2024, we further increased our investment in ZOA bringing our ownership interest to 51%. Upon conversion from equity method accounting to consolidation accounting, we recognized a gain of $77.9 million in other operating income (expense), net in the consolidated statements of operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Investments" for further information.
Wind Down or Sale of Certain U.S. Craft Businesses
During the third quarter of 2024, we decided to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation of $93.6 million. In addition, we recognized a loss of $41.2 million on the sold businesses. We expect to continue to incur incremental restructuring charges during the first quarter of 2025 through completion of wind down and closure of certain remaining U.S. craft facilities. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" for further information.
Truss Impairment and Sale
During the first quarter of 2022, we recognized an impairment loss of $28.6 million related to the Truss LP ("Truss") joint venture asset group of which $12.1 million was attributable to the noncontrolling interest. Additionally, during the third quarter of 2023, we sold our controlling interest in Truss and recognized a loss of $11.1 million. These losses were recorded within other operating income (expense), net. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" and Part II—Item 8 Financial Statements and Supplementary Data, Note 3, "Investments" for further information.
Keystone Litigation
During the first quarter of 2022, we accrued a liability of $56.0 million within MG&A related to probable losses as a result of the ongoing Keystone litigation case. During the years ended December 31, 2024 and December 31, 2023 we accrued $2.1 million and $1.9 million, respectively, in associated interest related to this accrued liability. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further information.

Items Affecting the EMEA&APAC Segment Results of Operations
Staropramen Brands Impairment
During the fourth quarter of 2023, we recorded a partial impairment charge of $160.7 million to our indefinite-lived intangible asset related to the Staropramen family of brands within the EMEA&APAC segment as a result of our annual impairment analysis. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further information.
Russia-Ukraine Conflict
In February 2022, Russia invaded Ukraine and the conflict remains ongoing. As a result, we suspended exports of all our brands to Russia and subsequently terminated the license to produce any of our brands in Russia. While not material to our consolidated net sales, the Russia-Ukraine conflict negatively impacted our EMEA&APAC segment net sales for the years ended December 31, 2023 and December 31, 2022. In addition, the Russia-Ukraine conflict has caused a negative impact to the global economy which has impacted our Company, driving further increases to materials and manufacturing expenses. See risk factors related to this conflict at Part I.—Item 1A. "Risk Factors".
Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022. See Part II—Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results comparing December 31, 2024 and December 31, 2023.

	For the years ended
	December 31, 2024	% Change	December 31, 2023	% Change	December 31, 2022
	(In millions, except percentages and per share data)
Net sales	$11,627.0	(0.6)%	$11,702.1	9.4%	$10,701.0
Cost of goods sold	(7,093.6)	(3.3)%	(7,333.3)	4.1%	(7,045.8)
Gross profit	4,533.4	3.8%	4,368.8	19.5%	3,655.2
Marketing, general and administrative expenses	(2,717.5)	(2.2)%	(2,779.9)	6.2%	(2,618.8)
Goodwill impairment	—	—%	—	N/M	(845.0)
Other operating income (expense), net	(65.4)	(59.8)%	(162.7)	321.5%	(38.6)
Equity income (loss)	2.7	(77.5)%	12.0	155.3%	4.7
Operating income (loss)	1,753.2	21.9%	1,438.2	813.1%	157.5
Total non-operating income (expense), net	(250.2)	34.7%	(185.7)	(15.6)%	(220.0)
Income (loss) before income taxes	1,503.0	20.0%	1,252.5	N/M	(62.5)
Income tax benefit (expense)	(345.3)	16.6%	(296.1)	138.8%	(124.0)
Net income (loss)	1,157.7	21.0%	956.4	N/M	(186.5)
Net (income) loss attributable to noncontrolling interests	(35.3)	370.7%	(7.5)	N/M	11.2
Net income (loss) attributable to MCBC	$1,122.4	18.3%	$948.9	N/M	$(175.3)
Net income (loss) attributable to MCBC per diluted share	$5.35	22.4%	$4.37	N/M	$(0.81)

Financial volume in hectoliters	79.618	(5.0)%	83.772	1.8%	82.272
N/M = Not meaningful
Foreign currency impacts on results
For the year ended December 31, 2024, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Unfavorable impact of $1.6 million (unfavorable impact for Americas of $21.9 million, partially offset by the favorable impact for EMEA&APAC of $20.3 million).

•Cost of goods sold - Favorable impact of $0.6 million (favorable impact for Americas and Unallocated of $14.3 million and $0.4 million, respectively, partially offset by the unfavorable impact for EMEA&APAC of $14.1 million).
•MG&A - Favorable impact of $2.8 million (favorable impact for Americas of $6.5 million, partially offset by the unfavorable impact for EMEA&APAC of $3.7 million).
•Income (loss) before income taxes - Unfavorable impact of $7.0 million (unfavorable impact for Americas and EMEA&APAC of $7.0 million and $2.3 million, respectively, partially offset by the favorable impact for Unallocated of $2.3 million).
The impacts of foreign currency movements on our consolidated USD results described above for the year ended December 31, 2024, were primarily due to the strengthening of the USD compared to the CAD and CZK, partially offset by the weakening of the USD compared to the GBP.
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
Volume
Financial volume represents owned or actively managed brands sold to unrelated external customers within our geographic markets (net of returns and allowances), as well as contract brewing, factored non-owned volume and company-owned distribution volume. This metric is presented on a sales-to-wholesalers ("STW") basis to reflect the sales from our operations to our direct customers, generally distributors. We believe this metric is important and useful for investors and management because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. This metric excludes royalty volume, which consists of our brands produced and sold under various license and contract brewing agreements. Factored volume in our EMEA&APAC segment is the distribution of beer, wine, spirits and other products owned and produced by other companies to the on-premise channel such as bars and restaurants, which is a common arrangement in the U.K.
Net sales
The following table highlights the drivers of the change in net sales for the year ended December 31, 2024, compared to December 31, 2023, (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(5.0)%	4.4%	—%	(0.6)%
Net sales decreased 0.6% for the year ended December 31, 2024, compared to prior year driven by lower financial volumes, partially offset by favorable price and sales mix.
Financial volumes decreased 5.0% for the year ended December 31, 2024, compared to prior year, due to lower shipments in the Americas, including lower contract brewing volumes representing almost half of the decline as well as the impact of the macroeconomic environment resulting in industry softness. EMEA&APAC financial volumes also decreased 2.6%.
Price and sales mix favorably impacted net sales for the year ended December 31, 2024, by 4.4%, primarily due to increased net pricing as well as favorable sales mix for both segments, including as a result of lower contract brewing volumes in the Americas as well as premiumization and favorable channel mix in EMEA&APAC.
A discussion of currency impacts on net sales is included in the "Foreign currency impacts on results" section above.
Cost of goods sold
We utilize cost of goods sold per hectoliter, as well as the year over year changes in this metric, as a key metric for analyzing our results. This metric is calculated as cost of goods sold per our consolidated statements of operations divided by financial volume for the respective period. We believe this metric is important and useful for investors and management because it provides an indication of the trends of sales mix and other cost impacts on our cost of goods sold.

Cost of goods sold decreased 3.3% for the year ended December 31, 2024, compared to prior year, primarily due to lower financial volumes, partially offset by higher cost of goods sold per hectoliter. Cost of goods sold per hectoliter increased 1.8% for the year ended December 31, 2024, compared to prior year, primarily due to cost inflation related to materials and manufacturing expenses, unfavorable mix driven by lower contract brewing volumes and volume deleverage in the Americas segment, partially offset by favorable changes in our unrealized mark-to-market commodity derivative positions of $133.0 million and cost savings initiatives.
A discussion of currency impacts on cost of goods sold is included in the "Foreign currency impacts on results" section above.
Marketing, general and administrative expenses
MG&A expenses decreased 2.2% for the year ended December 31, 2024, compared to prior year, primarily due to lower incentive compensation expense and lower marketing resulting from cycling higher investment levels in the prior year.
A discussion of currency impacts on marketing, general and administrative expenses is included in the "Foreign currency impacts on results" section above.
Other operating income (expense), net
Other operating expense, net improved 59.8% for the year ended December 31, 2024, compared to prior year, primarily due to the cycling of a $160.7 million partial impairment charge to our indefinite-lived intangible asset related to the Staropramen family of brands recorded in the prior year as well as a $77.9 million gain recognized upon the consolidation of ZOA in the fourth quarter of 2024, partially offset by the costs incurred related to the wind down and sale of certain U.S. craft businesses and related restructuring costs including accelerated depreciation charges in excess of normal depreciation of $93.6 million as well as a $41.2 million loss on the disposal of the sold businesses. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" for further detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net increased 34.7% for the year ended December 31, 2024, compared to prior year primarily due to higher interest expense driven by a $45.8 million adjustment to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout recorded in the third quarter of 2024, a settlement loss of $34.0 million recorded as a result of Canadian pension plan annuity purchases and unfavorable transactional foreign currency impacts, partially offset by higher pension and OPEB non-service benefit.
Income tax benefit (expense)

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Effective tax rate	23%	24%	(198)%
Our effective tax rate decreased for the year ended December 31, 2024, compared to the prior year, in part due to the impact of the $77.9 million gain recognized upon the consolidation of ZOA in the fourth quarter of 2024, which is non-taxable. The decrease was partially offset by (i) the $20.0 million increase in valuation allowance that was recorded on deferred tax assets related to the sale of certain U.S. craft businesses in the third quarter of 2024, and (ii) the impact of the $45.8 million increase in the mandatorily redeemable NCI liability of CBPL in the third quarter of 2024, which is non-deductible for tax purposes. The effective tax rate for the year ended December 31, 2024, was further decreased by the recognition of additional net tax benefit items totaling $12.8 million, as compared to the recognition of additional net tax expense items totaling $10.0 million in the year ended December 31, 2023.
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
Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Income Tax" for further discussion regarding our effective tax rate.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $27.8 million for the year ended December 31, 2024, compared to the prior year, primarily due to the recording of an out of period adjustment in the third quarter 2024 to increase the noncontrolling interest to the best estimate of the redemption value that existed at the time of the put option exercise in March 2024. See further discussion in Part II—Item 8 Financial Statements and Supplementary Data, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".

Segment Results of Operations
Americas Segment

	For the years ended
	December 31, 2024	% Change	December 31, 2023	% Change	December 31, 2022
	(In millions, except percentages)
Net sales(1)	$9,240.2	(2.0)%	$9,425.2	8.2%	$8,711.5
Income (loss) before income taxes	$1,523.3	(2.8)%	$1,566.7	400.7%	$312.9

Financial volume in hectoliters(1)(2)	58.905	(5.7)%	62.491	3.6%	60.323
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 2.550 million hectoliters, 2.683 million hectoliters and 2.719 million hectoliters for the years ended December 31, 2024, 2023 and 2022, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the year ended December 31, 2024, compared to December 31, 2023, (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(5.7)%	4.0%	(0.3)%	(2.0)%
Net sales decreased 2.0% for the year ended December 31, 2024, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 5.7% for the year ended December 31, 2024, compared to prior year, primarily due to lower contract brewing volumes related to the wind down of a U.S. contract brewing arrangement (1.9 million hectoliters) and lower U.S. volumes due to the macroeconomic environment resulting in industry softness partly offset by an increase in volumes in Canada.
Price and sales mix favorably impacted net sales for the year ended December 31, 2024, by 4.0% primarily due to increased net pricing and favorable sales mix as a result of lower contract brewing volumes.
A discussion of currency impacts on net sales is included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes declined 2.8% for the year ended December 31, 2024, compared to prior year, primarily due to lower financial volumes, cost inflation related to materials and manufacturing expenses and higher other operating expense, net, partially offset by increased net pricing, favorable sales mix, lower MG&A expense and favorable cost saving initiatives. Higher other operating expense, net was primarily due to the wind down and sale of certain of our U.S. craft businesses and related restructuring costs, including accelerated depreciation charges in excess of normal depreciation of $93.6 million as well as a $41.2 million loss on the disposal of the sold businesses, partially offset by a $77.9 million gain recognized upon the consolidation of ZOA in the fourth quarter of 2024. Lower MG&A spend was primarily due to lower incentive compensation expense and lower marketing resulting from cycling higher investment levels in the prior year.
A discussion of currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.

EMEA&APAC Segment

	For the years ended
	December 31, 2024	% Change	December 31, 2023	% Change	December 31, 2022
	(In millions, except percentages)
Net sales(1)	$2,411.1	5.0%	$2,296.1	14.5%	$2,005.2
Income (loss) before income taxes	$145.3	N/M	$(41.1)	N/M	$61.0

Financial volume in hectoliters(1)(2)	20.722	(2.6)%	21.286	(3.0)%	21.955
N/M = Not meaningful
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 1.185 million hectoliters, 0.935 million hectoliters and 1.012 million hectoliters for the years ended December 31, 2024, 2023 and 2022, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the year ended December 31, 2024, compared to December 31, 2023 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(2.6)%	6.7%	0.9%	5.0%
Net sales increased 5.0% for the year ended December 31, 2024, compared to prior year, driven by favorable price and sales mix as well as favorable foreign currency impacts, partially offset by lower financial volumes.
Financial volumes decreased 2.6% for the year ended December 31, 2024, compared to prior year, primarily due to lower volumes in Western Europe due to soft market demand and high promotional activity from the competition, partially offset by Central and Eastern Europe volume growth driven by the favorable performance of our above premium and premium brands.
Price and sales mix favorably impacted net sales for the year ended December 31, 2024, by 6.7% primarily due to increased net pricing and favorable sales mix driven by premiumization and favorable channel mix.
A discussion of currency impacts on net sales is included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes was $145.3 million for the year ended December 31, 2024, compared to a loss before income taxes of $41.1 million in the prior year. The improvement was primarily due to the cycling of a $160.7 million partial impairment charge to our indefinite-lived intangible asset related to the Staropramen family of brands recorded in the prior year, increased net pricing, favorable sales mix and cost savings initiatives, partially offset by higher net interest expense, lower financial volumes and higher MG&A spend. Higher net interest expense was driven by an adjustment of $45.8 million to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout in the third quarter of 2024. Higher MG&A spend was due to increased strategic and transformation project costs as well as increased marketing to support our brands and innovations.
A discussion of currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.
Unallocated Segment
We have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, foreign exchange gains and losses on intercompany balances as well as realized and unrealized changes in fair value on derivative instruments not designated in hedging relationships related to financing and other treasury-related activities. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, and all other components remain unallocated.

	For the years ended
	December 31, 2024	% Change	December 31, 2023	% Change	December 31, 2022
	(In millions, except percentages)
Cost of goods sold	$32.8	N/M	$(93.5)	(59.3)%	$(229.9)
Gross profit (loss)	32.8	N/M	(93.5)	(59.3)%	(229.9)
Operating income (loss)	32.8	N/M	(93.5)	(59.3)%	(229.9)
Total non-operating income (expense), net	(198.4)	10.5%	(179.6)	(13.0)%	(206.5)
Income (loss) before income taxes	$(165.6)	(39.4)%	$(273.1)	(37.4)%	$(436.4)
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the years ended December 31, 2024, 2023 and 2022. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net increased 10.5% for the year ended December 31, 2024, compared to prior year primarily due to a settlement loss of $34.0 million recorded as a result of Canadian pension plan annuity purchases and lower favorable transactional foreign currency impacts, partially offset by higher pension and OPEB non-service benefits and higher interest income from higher cash balances.
See Part II - Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further discussion of pension and OPEB.
Fever-Tree Partnership
Effective February 1, 2025, we obtained exclusive rights via a license agreement to produce, market and sell Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fever-Tree USA, Inc. entity, with the immaterial acquisition to be accounted for as a business combination and consideration to be allocated primarily to working capital balances. Further, we made an investment of approximately $90 million in Fever-Tree Drinks Plc, a listed entity on the London Stock Exchange (LSE:FEVR). The investment will be accounted for at fair value under ASC 321. We expect to incur certain one-time transition and integration fees related to the transactions over the next several months. The amounts of such fees will be dependent upon the progression of our integration plans.
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

While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of December 31, 2024, approximately 55% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties timely repatriating cash held outside the U.S., and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with cash flows from operating activities within the U.S., are sufficient to fund our current cash needs in the U.S.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its outstanding 3.0% senior notes due 2026, 4.2% senior notes due 2046 and 1.25% senior notes due 2024 (subsequently repaid upon maturity on July 15, 2024). Further, pursuant to the indenture dated May 29, 2024 ("May 2024 Indenture"), MCBC issued its outstanding 3.8% senior notes due 2032. The issuances of the senior notes issued under the May 2012 Indenture, the July 2016 Indenture and the May 2024 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 of this Annual Report on Form 10-K (the Subsidiary Guarantors, and together with the Parent Issuer, the "Obligor Group"). Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt was issued in a transaction that was registered with the SEC, and such other outstanding debt is issued or otherwise generally guaranteed on a senior unsecured basis by the Obligor Group or other consolidated subsidiaries of MCBC. These other guarantees are also full and unconditional and joint and several.
As of December 31, 2024, the senior notes and related guarantees rank pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantors' capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for details of all debt issued and outstanding as of December 31, 2024.
The following summarized financial information relates to the Obligor Group as of December 31, 2024, on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.

Summarized Financial Information of Obligor Group

Year ended December 31, 2024
(In millions)
Net sales, out of which:	$9,077.4
Intercompany sales to non-guarantor subsidiaries	$104.5
Gross profit, out of which:	$3,590.2
Intercompany net costs from non-guarantor subsidiaries	$(368.3)

Net interest expense, out of which:	$(170.4)
Intercompany net interest income from non-guarantor subsidiaries	$31.5

Income before income taxes	$1,338.9
Net income	$1,036.2

As of December 31, 2024
(In millions)
Total current assets, out of which:	$1,859.8
Intercompany receivables from non-guarantor subsidiaries	$191.6
Total noncurrent assets, out of which:	$23,958.2
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,833.8

Total current liabilities, out of which:	$2,673.9
Current portion of long-term debt and short-term borrowings	$7.6
Intercompany payables due to non-guarantor subsidiaries	$715.6
Total noncurrent liabilities, out of which:	$8,950.8
Long-term debt	$6,063.6
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$13.2
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. See the debt maturity profile graph below or refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for further details of our debt maturity profile. However, our liquidity could be impacted significantly by the risk factors described in Part I—Item 1A. Risk Factors.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,910.3 million for the year ended December 31, 2024, decreased $168.7 million from $2,079.0 million for the year ended December 31, 2023, primarily due to the unfavorable timing of working capital, partially offset by higher net income adjusted for non-cash items. The unfavorable timing of working capital was primarily driven by the timing of cash paid for our payables as well as higher payments in the current year for 2023 annual incentive compensation, partially offset by the timing of cash receipts.
Cash Flows from Investing Activities
Net cash used in investing activities of $648.0 million for the year ended December 31, 2024, decreased $193.7 million from $841.7 million for the year ended December 31, 2023, primarily due to cash paid in the prior year for an acquisition and other investing activities, as well as higher proceeds in the current year from the sale of the U.S. craft businesses.

Cash Flows from Financing Activities
Net cash used in financing activities of $1,138.4 million for the year ended December 31, 2024, increased $157.0 million from $981.4 million for the year ended December 31, 2023, primarily due to higher Class B common stock share repurchases and a payment to acquire the noncontrolling interest in CBPL, partially offset by lower net debt repayments.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of December 31, 2024, we had total cash and cash equivalents of $969.3 million, compared to $868.9 million as of December 31, 2023. The increase in cash and cash equivalents from December 31, 2023, was primarily due to net cash provided by operating activities, as well as the issuance of new EUR 800 million 3.80% senior notes due 2032. This was partially offset by debt repayments, including the repayment of our EUR 800 million 1.25% senior notes which matured in July 2024, capital expenditures, Class B common stock share repurchases, dividend payments and payment to acquire the noncontrolling interest in CBPL. See Part II—Item 8 Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows for additional detail.
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
Borrowings
We repaid our EUR 800 million 1.25% senior notes upon their maturity on July 15, 2024, using the cash proceeds from our EUR 800 million 3.80% senior notes issued on May 29, 2024, and cash on hand. Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for details.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
$2,348
$828
$1,100
$1,800
2026
2032
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. On June 3, 2024, we amended our existing $2.0 billion multi-currency revolving credit facility to, among other things, extend the maturity date from June 26, 2028 to June 26, 2029. As of December 31, 2024, we had $2.0 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility. As of December 31, 2024, we had no borrowings drawn on this amended and restated multi-currency revolving credit facility and no commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated multi-currency revolving credit facility agreement, was 4.00x as of December 31, 2024, and December 31, 2023. As of December 31, 2024, and December 31, 2023, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2024, rank pari-passu.
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
Material Cash Requirements from Contractual and Other Obligations
A summary of our material cash requirements from our contractual and other obligations as of December 31, 2024, based on foreign exchange rates as of December 31, 2024, is as follows.

	Payments due by period
	Total	2025	2026-2027	2028-2029	2030 and thereafter
	(In millions)
Debt obligations excluding finance leases	$6,117.5	$20.4	$2,364.1	$2.2	$3,730.8
Interest payments on debt obligations	3,021.4	234.0	396.1	324.2	2,067.1
Finance leases	85.2	13.0	25.9	16.3	30.0
Retirement plan expenditures(1)	368.5	41.3	74.7	74.0	178.5
Operating leases	252.3	52.7	79.1	40.9	79.6
Other long-term obligations(2)	1,773.4	394.3	622.3	387.1	369.7
Total obligations	$11,618.3	$755.7	$3,562.2	$844.7	$6,455.7
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt," Note 8, "Leases," Note 11, "Employee Retirement Plans and Postretirement Benefits," Note 10, "Derivative Instruments and Hedging Activities," and Note 13, "Commitments and Contingencies" for additional information.
(1)Primarily represents expected benefit payments under our OPEB plans through 2033. The net underfunded liability as of December 31, 2024, of our defined benefit pension plans (excluding our overfunded plans) and OPEB plans is $34.9 million and $423.0 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and thus, have been excluded from the above table.
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

Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2024, future commercial commitments are as follows:

	Amount of commitment expiration per period
	Total amounts committed	2025(1)	2026-2027	2028-2029	2030 and thereafter
	(In millions)
Standby letters of credit	$45.2	$43.7	$1.4	$0.1	$—
(1)Includes $12 million of letters of credit each of which contain a feature that automatically renews for an additional year if no cancellation notice is submitted. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion.
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
Capital Expenditures
We incurred $720.8 million, and paid $674.1 million, for capital improvement projects worldwide for the year ended December 31, 2024, excluding capital spending by equity method joint ventures, representing an increase of $32.2 million from the $688.6 million of capital expenditures incurred for the year ended December 31, 2023. We continue to focus on where and how we employ our planned capital expenditures, with an emphasis on obtaining required returns on invested capital as we determine how to best allocate cash within the business.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for discussion of off-balance sheet arrangements. As of December 31, 2024, we did not have any other material off-balance sheet arrangements.
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
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada and the U.K. Benefit accruals for the majority of employees in our U.S. and U.K. plans have been frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Further, our OPEB plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in the U.S., Canada and Europe. The defined benefit pension plans are primarily funded, but all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.

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
As of December 31, 2024, on a weighted-average basis, the discount rates used were 5.41% for our defined benefit pension plans and 5.15% for our OPEB plans. The change from the weighted-average discount rates of 4.74% for our defined benefit pension plans and 4.64% for our OPEB plans as of December 31, 2023, was primarily due to an increase in interest rates in 2024, particularly for our U.S. and U.K. plans.
A 50 basis point change in our discount rate assumptions would have had the following effects on the projected benefit obligation balances as of December 31, 2024, for our pension and OPEB plans:

	Decrease in discount rate	Increase in discount rate
	(In millions)
Unfavorable (favorable) impact to projected benefit obligation as of December 31, 2024
Pension obligation	$119.2	$(109.1)
OPEB obligation	16.6	(16.3)
Total impact to the projected benefit obligation	$135.8	$(125.4)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rate of Return on Assets
The assumed long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and our outsourced investment consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 5.70% for our defined benefit pension plan assets for cost recognition in 2025. This is an increase from the weighted-average rate of 5.47% we assumed for 2024, primarily due to the increase in interest rates in 2024 causing higher expected future fixed income returns. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.

A 50 basis point change in our EROA assumptions made at the beginning of 2024 would have had the following effects on 2024 net periodic pension and postretirement benefit costs.

	Decrease in EROA	Increase in EROA
	(In millions)
(Unfavorable) favorable impact to the 2024 net periodic pension and postretirement benefit cost	$(13.9)	$13.9
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
Health Care Cost Trend Rates
The assumed health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2024, the health care trend rates used were ranging ratably from 7.00% in 2025 to 3.57% in 2040, which is a slight increase from our assumed health care trend rates ranging ratably from 6.75% in 2024 to 3.57% in 2040 as of December 31, 2023. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further information.
Contingencies, Environmental and Litigation Reserves
Contingencies, environmental and litigation reserves are recorded when probable, using our best estimate of loss. These estimates involve significant judgment and are based on an evaluation of the range of loss related to such matters and where the amount and range can be reasonably estimated. These matters are generally resolved over a number of years and only when one or more future events occur or fail to occur. Following our initial determination, we regularly reassess and revise the potential liability related to any pending matters as new information becomes available. Unless capitalization is allowed or required by U.S. GAAP, environmental and legal costs are expensed when incurred. We disclose pending loss contingencies when the loss is deemed reasonably possible, which requires significant judgment. As a result of the inherent uncertainty of these matters, the ultimate conclusion and actual cost of settlement may materially differ from our estimates. We recognize contingent gains upon the determination that realization is assured beyond a reasonable doubt, regardless of the perceived probability of a favorable outcome prior to achieving that assurance. In the instance of gain contingencies resulting from favorable litigation, due to the numerous uncertainties inherent in a legal proceeding, gain contingencies resulting from legal settlements are not recognized in income until cash or other forms of payment are received. If significant and probable, we disclose as appropriate.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2024.
Goodwill and Intangible Asset Valuation
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. Our annual impairment test of goodwill and indefinite-lived intangible assets is performed as of October 1, the first day of the last fiscal quarter. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. As of December 31, 2024, the carrying values of goodwill and intangible assets were approximately $5.6 billion and $12.2 billion, respectively, with the goodwill balance entirely attributed to the Americas reporting unit.

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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives including our premiumization efforts or an increase in costs driven by inflation or other factors that could significantly impact our immediate and long range results, prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, changes in trends and consumer preferences within the industry towards other brands or product categories, unfavorable working capital changes or an inability to successfully implement our cost savings initiatives, (ii) adverse changes in macroeconomic conditions that significantly differ from our assumptions in timing and/or degree (such as a global pandemic, recession or evolving beer industry), (iii) significant unfavorable changes in tax rates, (iv) volatility in the equity and debt markets or other country-specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment loss may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further discussion and presentation of these amounts.
Annual Goodwill Impairment Test
As of the October 1, 2024, testing date, the fair value of the Americas reporting unit was determined to be in excess of its carrying amount and therefore no goodwill impairment charge was recorded. The Americas reporting unit continues to be at a heightened risk of future impairment as the fair value exceeded its respective carrying value by less than 15%. The fair value of the Americas reporting unit decreased during the current year, primarily due to lower market multiples and lower forecasted cash flow projections, with the decreases largely driven by more challenging U.S. industry expectations. This is partially offset by a decrease to the discount rate as a result of reductions in the interest rate environment. Specifically, the discount rate used in developing our annual fair value estimates for the Americas reporting unit in the current year was 8.25% based on market-specific factors, as compared to 9.00% used as of the October 1, 2023, annual testing date. A 50 basis point increase in our discount rate assumption, holding all other assumptions and inputs constant, would not have resulted in an impairment of the Americas reporting unit.
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

Indefinite-Lived Intangible Assets
The fair values of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S., the Carling brands in the U.K. and the Staropramen brands in EMEA&APAC are sufficiently in excess of their respective carrying values as of the October 1, 2024 annual testing date, with each having over 15% cushion of fair value over book value. We utilize Level 3 fair value measurements in our impairment analysis of our indefinite-lived intangible assets. The future cash flows used in the analyses are based on internal cash flow projections utilizing our long range plans and include significant assumptions by management. A 50 basis point increase in our discount rate assumptions would not have resulted in an impairment of any of our indefinite-lived intangible assets.
As of the October 1, 2023, testing date, the carrying value of the Staropramen family of brands in EMEA&APAC was determined to be in excess of its fair value such that a partial impairment loss of $160.7 million was recorded in our consolidated statements of operations during the fourth quarter of 2023.
Definite-Lived Intangible Assets and Other Long-Lived Assets
We continuously monitor the performance of our definite-lived intangible assets and other long-lived assets for potential triggering events suggesting an impairment review should be performed or useful lives should be re-assessed. Due to a reduction in forecasted cash flows associated with one of our asset groups, we identified this as a triggering event during the fourth quarter of 2024 and performed a recoverability test for the long-lived assets at the asset group level but concluded that the recoverability test passed and no impairment was recorded. No other material triggering events were identified in either 2024 or 2023 related to our definite-lived intangible assets or other definite-lived assets.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of our global operations, we are exposed to market risks associated with volatile interest rates, foreign currency exchange fluctuations and commodity price risks. To manage our exposure to these market risks, we enter into certain supplier-based and market-based hedging transactions. Such transactions are allowed under our risk management policy and are monitored closely with clear controls around the activities. Our market-based transactions include a variety of derivative financial instruments, none of which are used for trading or speculative purposes. The counterparties to these market-based transactions are generally highly rated institutions. Our objective is to manage our exposures and to decrease the volatility of our earnings and cash flows as a result of changes in underlying rates and costs.
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
In May 2023, we amended our 2026 forward starting interest rate swaps to replace LIBOR with SOFR. Subsequent to this transition, we are no longer exposed to LIBOR. As of December 31, 2024, the following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of December 31, 2024. See Part II - Item 8. Financial Statements and Supplementary Data, Note 9. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023
USD denominated fixed rate debt	$4,900.0	$4,900.0	$(4,484.4)	$(4,608.2)	$(355.3)	$(414.4)
Foreign currency denominated fixed rate debt	$1,175.9	$1,260.7	$(1,212.8)	$(1,248.6)	$(63.3)	$(13.5)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$96.3	$41.6	$(75.1)	$(78.9)
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
Approximately $3.7 billion, or 32%, of our net sales were denominated in functional currencies other than the USD for the year ended December 31, 2024. As a result, fluctuations in foreign currency exchange rates, particularly the CAD and the GBP, may have a material impact on our reported results. For the year ended December 31, 2024, net sales denominated in GBP and CAD approximated $1.4 billion and $1.3 billion, for each respective currency.
We manage our foreign currency exposures through foreign currency forward contracts and net investment hedges. Our EUR foreign-denominated debt is designated as a net investment hedge of our investment in a EUR functional currency subsidiary in order to hedge a portion of the foreign currency translational impacts. Accordingly, the changes in fair value of the net investment hedge due to the fluctuations in the spot rate are recorded to AOCI until a liquidation or deconsolidation event at which point the accumulated gains and losses will be reclassified into earnings. Our foreign currency forward contracts manage our exposure related to certain royalty agreements, the purchase of production inputs and imports that are denominated in currencies other than the entity's functional local currency and other foreign currency exchange exposure.

The following table includes details of our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of the foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2024 and December 31, 2023. As of December 31, 2024, approximately 65% of our outstanding foreign currency forwards mature in 2025, 32% mature in 2026 and 3% mature thereafter.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023
Foreign currency denominated fixed rate debt	$1,175.9	$1,260.7	$(1,212.8)	$(1,248.6)	$(113.6)	$(124.8)
Foreign currency forwards	$196.2	$219.4	$10.6	$(1.4)	$(20.1)	$(23.6)
Commodity Price Risk
We are exposed to volatility in commodity prices as we use commodities in the production and distribution of our products. We specifically hedge our exposure to fluctuations in the price of natural gas, barley, diesel and aluminum, including surcharges relating to our aluminum exposures. We utilize market-based derivatives and supplier-based mechanisms, specifically a combination of purchase orders, long-term supply contracts and over-the-counter financial instruments to mitigate our commodity price risk by reducing price volatility for select commodities that are used in our supply chain.
The following table includes details of our commodity swaps used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. The following table excludes our commodity options because we have offsetting buy and sell positions. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2024 and December 31, 2023. As of December 31, 2024, approximately 79% of commodity swaps mature in 2025 and 21% mature in 2026.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023	As of December 31, 2024	As of December 31, 2023
Swaps	$376.4	$653.5	$3.7	$(30.4)	$(36.3)	$(58.1)

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
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

/s/ GAVIN D.K. HATTERSLEY	/s/ TRACEY I. JOUBERT
Gavin D.K. Hattersley	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Beverage Company	Molson Coors Beverage Company
February 18, 2025	February 18, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Molson Coors Beverage Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Molson Coors Beverage Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and noncontrolling interests, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(c) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - Americas Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance related to the Americas reporting unit was $5,582 million as of December 31, 2024. The carrying value of goodwill is evaluated for impairment at the reporting unit level at least annually or when an interim triggering event occurs that may indicate potential impairment. The Company’s annual impairment test is performed as of the first day of the fiscal fourth quarter. The evaluation involves comparing the reporting unit’s fair value to its carrying value. If the fair value exceeds its respective carrying value, then management would conclude that no impairment has occurred. If the carrying value exceeds its fair value, the Company would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to the reporting unit. A combination of a discounted cash flow analysis and market approach is used by management to determine the fair value of the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include the following, as disclosed by management, (i) growth rates for sales, costs of goods sold and profits, which are based on various long-range financial and operational plans; (ii) prolonged weakening of economic conditions; or (iii) significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof, terminal growth rate, market multiples and/or weighted-average cost of capital. Management concluded that the fair value of the Americas reporting unit was in excess of its carrying value and therefore no goodwill impairment charge was recorded.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Americas reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Americas reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the weighted average cost of capital, growth rates for sales and growth rates for costs of goods sold; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Americas reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Americas reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of significant assumptions used by management related to the weighted average cost of capital, growth rates for sales and growth rates for costs of goods sold. Evaluating management’s assumptions related to growth rates for sales and growth rates for costs of goods sold involved evaluating whether the significant assumptions used were reasonable considering (i) the current and past performance of the Americas reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow analysis and market approach and (ii) the reasonableness of the weighted average cost of capital assumption.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 18, 2025

We have served as the Company’s auditor since 1974.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Sales	$13,734.3	$13,884.6	$12,807.5
Excise taxes	(2,107.3)	(2,182.5)	(2,106.5)
Net sales	11,627.0	11,702.1	10,701.0
Cost of goods sold	(7,093.6)	(7,333.3)	(7,045.8)
Gross profit	4,533.4	4,368.8	3,655.2
Marketing, general and administrative expenses	(2,717.5)	(2,779.9)	(2,618.8)
Goodwill impairment	—	—	(845.0)
Other operating income (expense), net	(65.4)	(162.7)	(38.6)
Equity income (loss)	2.7	12.0	4.7
Operating income (loss)	1,753.2	1,438.2	157.5
Interest expense	(282.7)	(234.0)	(250.6)
Interest income	35.4	25.4	4.3
Other pension and postretirement benefit (cost), net	(5.0)	10.2	36.6
Other non-operating income (expense), net	2.1	12.7	(10.3)
Total non-operating income (expense), net	(250.2)	(185.7)	(220.0)
Income (loss) before income taxes	1,503.0	1,252.5	(62.5)
Income tax benefit (expense)	(345.3)	(296.1)	(124.0)
Net income (loss)	1,157.7	956.4	(186.5)
Net (income) loss attributable to noncontrolling interests	(35.3)	(7.5)	11.2
Net income (loss) attributable to Molson Coors Beverage Company	$1,122.4	$948.9	$(175.3)

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$5.38	$4.39	$(0.81)
Diluted	$5.35	$4.37	$(0.81)

Weighted-average shares outstanding
Basic	208.8	216.0	216.9
Dilutive effect of share-based awards	1.1	1.3	—
Diluted	209.9	217.3	216.9

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net income (loss) including noncontrolling interests	$1,157.7	$956.4	$(186.5)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(306.1)	98.7	(329.8)
Cumulative translation adjustment reclassified from other comprehensive income (loss)	—	(0.6)	12.1
Unrealized gain (loss) recognized on derivative instruments	53.2	(2.5)	153.8
Derivative instrument activity reclassified from other comprehensive income (loss)	(0.2)	0.9	9.4
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	(7.3)	(6.4)	(59.6)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	17.6	(11.2)	(1.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(0.4)	11.2	13.8
Total other comprehensive income (loss), net of tax	(243.2)	90.1	(201.9)
Comprehensive income (loss)	914.5	1,046.5	(388.4)
Comprehensive (income) loss attributable to noncontrolling interests	(34.7)	(8.4)	13.6
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$879.8	$1,038.1	$(374.8)

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$969.3	$868.9
Trade receivables, net	693.1	757.8
Other receivables, net	149.8	121.6
Inventories, net	727.8	802.3
Other current assets, net	308.4	297.9
Total current assets	2,848.4	2,848.5
Property, plant and equipment, net	4,460.4	4,444.5
Goodwill	5,582.3	5,325.3
Other intangibles, net	12,195.2	12,614.6
Other assets	978.0	1,142.2
Total assets	$26,064.3	$26,375.1
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$3,013.0	$3,180.8
Current portion of long-term debt and short-term borrowings	32.2	911.8
Total current liabilities	3,045.2	4,092.6
Long-term debt	6,113.9	5,312.1
Pension and postretirement benefits	416.7	465.8
Deferred tax liabilities	2,733.4	2,697.2
Other liabilities	302.4	372.3
Total liabilities	12,611.6	12,940.0
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	168.5	27.9
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 215.5 shares and 212.5 shares, respectively)	2.1	2.1
Class A exchangeable shares, no par value (issued: 2.7 shares and 2.7 shares, respectively)	100.8	100.8
Class B exchangeable shares, no par value (issued: 7.2 shares and 9.4 shares, respectively)	271.1	352.3
Paid-in capital	7,223.6	7,108.4
Retained earnings	8,238.0	7,484.3
Accumulated other comprehensive income (loss)	(1,362.4)	(1,116.3)
Class B common stock held in treasury at cost (24.8 shares and 13.9 shares, respectively)	(1,380.8)	(735.6)
Total Molson Coors Beverage Company stockholders' equity	13,092.4	13,196.0
Noncontrolling interests	191.8	211.2
Total equity	13,284.2	13,407.2
Total liabilities and equity	$26,064.3	$26,375.1
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$1,157.7	$956.4	$(186.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	759.4	682.8	684.8
Amortization of debt issuance costs and discounts	5.3	5.7	7.7
Interest expense related to mandatorily redeemable noncontrolling interest	46.5	—	—
Share-based compensation	43.1	44.9	33.6
Goodwill impairment	—	—	845.0
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	51.8	181.9	18.6
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(28.7)	88.3	236.4
Equity (income) loss	(2.7)	(12.0)	(4.7)
Income tax (benefit) expense	345.3	296.1	124.0
Income tax (paid) received	(227.1)	(244.8)	(76.6)
Interest expense, excluding amortization of debt issuance costs and discounts and mandatorily redeemable noncontrolling interest	230.9	228.3	242.9
Interest paid	(216.0)	(229.0)	(240.0)
Other non-cash items, net	(77.1)	—	—
Change in current assets and liabilities (net of impact of business combinations) and other
Receivables	39.6	(0.7)	(108.5)
Inventories	55.1	21.7	(64.6)
Payables and other current liabilities	(234.4)	50.2	(16.1)
Other assets and other liabilities	(38.4)	9.2	6.0
Net cash provided by (used in) operating activities	1,910.3	2,079.0	1,502.0
Cash flows from investing activities
Additions to property, plant and equipment	(674.1)	(671.5)	(661.4)
Proceeds from sales of property, plant, equipment and other assets	24.5	10.9	32.2
Acquisition of business, net of cash acquired	(8.6)	(63.7)	—
Other	10.2	(117.4)	4.1
Net cash provided by (used in) investing activities	(648.0)	(841.7)	(625.1)
Cash flows from financing activities
Dividends paid	(369.2)	(354.7)	(329.3)
Payments for purchases of treasury stock	(643.4)	(205.8)	(51.5)
Payments on debt and borrowings	(883.8)	(404.8)	(509.1)
Proceeds on debt and borrowings	863.7	7.0	7.0
Net proceeds from (payments on) revolving credit facilities and commercial paper	—	—	(3.7)
Other	(105.7)	(23.1)	(2.9)
Net cash provided by (used in) financing activities	(1,138.4)	(981.4)	(889.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(23.5)	13.0	(24.8)
Net increase (decrease) in cash and cash equivalents	100.4	268.9	(37.4)
Balance at beginning of year	868.9	600.0	637.4
Balance at end of year	$969.3	$868.9	$600.0
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
Balance as of December 31, 2021	$13,664.1	$—	$2.1	$102.2	$417.8	$6,970.9	$7,401.5	$(1,006.0)	$(471.4)	$247.0
Exchange of shares	—	—	—	—	(4.5)	4.5	—	—	—	—
Shares issued under equity compensation plan	(2.9)	—	—	—	—	(2.9)	—	—	—	—
Amortization of share-based compensation	33.6	—	—	—	—	33.6	—	—	—	—
Purchase of noncontrolling interest	(1.4)	—	—	—	—	0.3	—	—	—	(1.7)
Net income (loss) including noncontrolling interests	(186.5)	—	—	—	—	—	(175.3)	—	—	(11.2)
Other comprehensive income (loss), net of tax	(201.9)	—	—	—	—	—	—	(199.5)	—	(2.4)
Share repurchase program	(51.5)	—	—	—	—	—	—	—	(51.5)	—
Contributions from noncontrolling interests	8.1	—	—	—	—	—	—	—	—	8.1
Distributions and dividends to noncontrolling interests	(14.3)	—	—	—	—	—	—	—	—	(14.3)
Dividends declared	(332.1)	—	—	—	—	—	(332.1)	—	—	—
Balance as of December 31, 2022	$12,915.2	$—	$2.1	$102.2	$413.3	$7,006.4	$6,894.1	$(1,205.5)	$(522.9)	$225.5
Exchange of shares	—	—	—	(1.4)	(61.0)	62.4	—	—	—	—
Shares issued under equity compensation plan	0.2	—	—	—	—	0.2	—	—	—	—
Amortization of share-based compensation	44.9	—	—	—	—	44.9	—	—	—	—
Purchase of noncontrolling interest	(8.5)	—	—	—	—	(5.5)	—	—	—	(3.0)
Deconsolidation of VIE	(8.8)	—	—	—	—	—	—	—	—	(8.8)
Net income (loss) including noncontrolling interests	957.1	—	—	—	—	—	948.9	—	—	8.2
Other comprehensive income (loss), net of tax	90.1	—	—	—	—	—	—	89.2	—	0.9
Share repurchase program	(212.7)	—	—	—	—	—	—	—	(212.7)	—
Contributions from noncontrolling interests	2.4	—	—	—	—	—	—	—	—	2.4
Distributions and dividends to noncontrolling interests	(14.0)	—	—	—	—	—	—	—	—	(14.0)
Dividends declared	(358.7)	—	—	—	—	—	(358.7)	—	—	—
Balance as of December 31, 2023	$13,407.2	$—	$2.1	$100.8	$352.3	$7,108.4	$7,484.3	$(1,116.3)	$(735.6)	$211.2
Exchange of shares	—	—	—	—	(81.2)	81.2	—	—		—
Shares issued under equity compensation plan	(9.8)	—	—	—	—	(9.8)	—	—	—	—

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
Amortization of share-based compensation	43.1	—	—	—	—	43.1	—	—	—	—
Purchase of noncontrolling interest	0.5	—	—	—	—	0.7	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	1,163.2	—	—	—	—	—	1,122.4	—	—	40.8
Other comprehensive income (loss), net of tax	(242.9)	—	—	—	—	—	—	(242.6)	—	(0.3)
Share repurchase program	(645.2)	—	—	—	—	—	—	—	(645.2)	—
Contributions from noncontrolling interests	5.2	—	—	—	—	—	—	—	—	5.2
Distributions and dividends to noncontrolling interests	(3.1)	—	—	—	—	—	—	—	—	(3.1)
Reclassification of mandatorily redeemable noncontrolling interest to accounts payable and other current liabilities	(49.2)	—	—	—	—	—	—	(3.5)	—	(45.7)
Reclassification of noncontrolling interests to redeemable noncontrolling interests	(16.1)	—	—	—	—	—	—	—	—	(16.1)
Dividends declared	(368.7)	—	—	—	—	—	(368.7)	—	—	—
Balance as of December 31, 2024	$13,284.2	$—	$2.1	$100.8	$271.1	$7,223.6	$8,238.0	$(1,362.4)	$(1,380.8)	$191.8
(1) All activity included in the noncontrolling interests column of the consolidated statements of stockholders' equity and noncontrolling interests excludes activity from our redeemable noncontrolling interests.

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within its reporting segments. Our reporting segments include the Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in Latin America, and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. 2024, 2023 and 2022 refers to the twelve months ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Our primary operating currencies, other than the USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, RON and RSD.
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
Acquisitions and Buyouts
On October 31, 2024, we further increased our investment in ZOA for cash consideration of $53 million, bringing our ownership interest to 51% subsequent to the closing of the transaction. As a result, we have recorded the transaction as a business combination, with ZOA included in our consolidated financial statements from the date of acquisition within the Americas reporting segment. See Note 3, "Investments" for further discussion.
In March 2024, our CBPL partner exercised a put option under our partnership agreement in which we acquired the remaining 49.9% ownership interest resulting in a cash payment of $89 million on October 21, 2024, which was recorded as a cash outflow from financing activities. See the redeemable noncontrolling interest section of this footnote for further discussion of this transaction.
On August 7, 2023, we acquired a 75% equity interest in Blue Run, a U.S. based high end whiskey business, for a purchase price of $77 million, which included cash paid of $64 million. The acquisition is aligned with our strategy to expand beyond the beer aisle and enhance our presence in the spirits category.
The Blue Run acquisition was accounted for as a business combination, with $88 million allocated to a definite-lived brand intangible asset to be amortized over a 15-year period and the remainder primarily allocated to other working capital balances and goodwill for the amount in excess of the net identifiable assets acquired. A noncontrolling interest was recognized at fair value based on a Monte Carlo simulation model and is recorded as redeemable noncontrolling interest in the consolidated balance sheets based on the contractual terms of the agreement. Pro forma results of operations have not been presented as the impact is not material to our consolidated statements of operations or consolidated balance sheets.

Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. ("Citi" or "the bank"), with $145.1 million and $147.5 million confirmed as valid and outstanding as of December 31, 2024 and December 31, 2023, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our consolidated balance sheets. Under the program, we agree to pay the bank the stated amount of confirmed invoices from our designated suppliers on the original maturity dates of the invoices. We have no involvement in establishing the terms or conditions of the arrangement between the suppliers and the bank and do not participate in such transactions. Either Citi or us may terminate the agreement upon at least 30 days written notice. We do not provide secured legal assets or other forms of guarantees under the arrangement. Our current payment terms with the majority of the suppliers participating in the supplier finance program generally range from 60 to 120 days, which we deem to be commercially reasonable.
The rollforward of our outstanding obligations confirmed as valid under our supplier finance program for the year ended December 31, 2024 was as follows:

(In millions)
Confirmed obligations outstanding as of December 31, 2023	$147.5
Invoices confirmed during the year	590.8
Confirmed invoices paid during the year	(590.7)
Effect of foreign exchange rate changes	(2.5)
Confirmed obligations outstanding as of December 31, 2024	$145.1
Government Assistance
We receive government assistance in the form of tax credits and grants, including tax credits from government agencies in certain jurisdictions around job creation and retention, as well as capital investment initiatives. This includes, but is not limited to, refundable and non-refundable property and income tax credits in various state and other local jurisdictions. We recognize amounts received from government assistance programs, including non income tax credits and grants, as a reduction to MG&A expenses in our consolidated statements of operations, when it is probable we will receive the funds and have met the conditions, if any, required by the government assistance program. If we receive the government assistance at a point in time for services to be completed over a future time period, the cash received is initially recorded in our consolidated balance sheets as other liabilities, and amortized as a reduction to MG&A expenses over the service period of the agreement. No programs are material individually or in the aggregate.
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
For the years ended December 31, 2024, 2023 and 2022, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.

Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. During the years ended December 31, 2024, 2023 and 2022, no arrangements were material individually or in the aggregate.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain and fulfill contracts are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. These assets and liabilities were immaterial as of December 31, 2024 and December 31, 2023. Separately, trade receivables, net including affiliate receivables, approximates receivables from contracts with customers.
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
Excise Taxes
Excise taxes on alcohol products are government-imposed taxes based on measurable attributes like alcohol content, volume, or beverage type, aimed at generating revenue and regulating consumption. Excise taxes are shown in a separate line item in the consolidated statements of operations as a reduction of sales. In the consolidated balance sheets, excise taxes are generally recognized as a current liability within accounts payable and other current liabilities, with the liability subsequently reduced when the taxes are remitted to the tax authority. In cases where excise taxes are prepaid, they are recorded within other current assets, net.
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
Marketing, General and Administrative Expenses
MG&A expenses include marketing expenses, including the direct costs related to the selling of a product or brand, media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are recorded as a prepaid asset and expensed when the advertising is first run. Additionally, marketing expenses include amortization costs associated with definite-lived brand intangible assets and certain depreciation costs related to marketing related assets. Total marketing and advertising expenses, excluding depreciation and amortization costs, were approximately $1.1 billion, $1.1 billion and $1.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
MG&A expenses also include general and administrative costs for functions such as finance, legal, human resources and information technology. These costs primarily consist of compensation, benefits and outside services, as well as bad debt expense related to our allowance for doubtful accounts. Unless capitalization is allowed or required by U.S. GAAP, legal costs are expensed when incurred. These costs also include our marketing and sales organizations, including compensation, benefits and other overhead costs, including travel and entertainment expenses. This line item additionally includes share-based compensation and certain depreciation costs related to non-production equipment.

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
•gains and (losses) on disposal of investments; and
•other significant items deemed to warrant separate classification within operating income
These items classified as other operating income (expense), net are not necessarily non-recurring, however, they are generally deemed to be incremental to income earned or costs incurred through normal operations.
Interest Expense, net
Our interest costs are primarily associated with borrowings to finance our operations and strategic acquisitions. Interest earned on our cash and cash equivalents across our business is recorded as interest income.
We capitalize interest cost as a part of the original cost of acquiring certain fixed assets if the cost of the capital expenditure and the expected time to complete the project are considered significant. Generally, we use the weighted average cost of borrowing of outstanding long-term debt to calculate capitalized interest.
Other Non-Operating Income (Expense), net
Our other non-operating income (expense), net classification primarily includes gains and losses associated with activities not directly related to our operations. For instance, aggregate unrealized and realized foreign exchange gains and losses resulting from the remeasurement and settlement of foreign-denominated monetary assets and liabilities, as well as certain gains or losses on sales of non-operating assets and the mark-to-market activity associated with certain equity securities and other investments are classified in this line item. These gains and losses are included in the respective reporting unit; however, foreign exchange gains and losses on intercompany balances and realized and unrealized changes in fair value on instruments not designated in hedging relationships related to financing and other treasury-related activities remain unallocated. The initial recording of foreign-denominated transactions are classified based on the nature of the transaction, with the unrealized or realized foreign exchange gains or losses resulting from the subsequent remeasurement of the monetary asset or liability, and its ultimate settlement, classified in other non-operating income (expense), net.
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

Other Comprehensive Income (Loss)
OCI represents income and losses for the reporting period, including the related tax impacts, which are excluded from net income (loss) and recognized directly within AOCI as a component of equity. OCI also includes amounts reclassified to the consolidated statements of operations during the reporting period that were previously recognized within AOCI. Amounts remaining within AOCI are expected to be reclassified out of AOCI in the future, at which point they will be recognized within the consolidated statement of operations as a component of net income (loss). We recognize OCI related to the translation of assets and liabilities of our foreign subsidiaries which are denominated in currencies other than the USD, unrealized gains and losses on the effective portion of our derivatives designated in cash flow hedging relationships and derivative and non-derivative instruments designated in net investment hedging relationships, actuarial gains and losses and prior service costs related to our pension and other post-retirement benefit plans, as well as our proportionate share of our equity method investments' OCI. Additionally, when we do not have the expectation or intent to cash settle certain of our intercompany note receivable and note payable positions in the foreseeable future, the remeasurement of these instruments is recorded as a component of foreign currency translation adjustments within OCI. We release stranded tax effects from AOCI using either a specific identification approach or portfolio approach based on the nature of the underlying item.
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
Anti-dilutive securities excluded from the computation of diluted EPS for the years ended December 31, 2024, 2023 and 2022, were 1.2 million, 0.6 million and 3.1 million shares, respectively.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits are maintained with multiple, reputable financial institutions.
Dividends
On November 21, 2024, our Company's Board declared a dividend of $0.44 per share, paid on December 20, 2024 to shareholders of Class A and Class B common stock of record on December 6, 2024. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.61 per share. During the year ended December 31, 2024, dividends declared to eligible shareholders totaled $1.76 per share, with the CAD equivalent equal to CAD 2.39 per share. During the year ended December 31, 2023, dividends declared to eligible shareholders totaled $1.64 per share with the CAD equivalent equal to CAD 2.19 per share. During the year ended December 31, 2022, dividends declared to eligible shareholders totaled $1.52 per share with the CAD equivalent equal to CAD 1.95 per share.
Non-Cash Activity
Non-cash investing activities includes movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had other non-cash activities related to capital expenditures incurred but not yet paid of $297.8 million, $254.9 million and $234.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, we had non-cash activities related to certain issuances of share-based awards. See Note 16, "Share-Based Payments" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 8, "Leases," there was no other significant non-cash activity for the years ended December 31, 2024, 2023 and 2022.

Trade Receivables
We record trade receivables at net realizable value. This carrying value includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the trade receivable balances. We calculate this allowance based on our country-specific history of write-offs, level of past-due accounts based on the contractual terms of the receivables and our relationships with and the economic status of our customers, which may be impacted by current macroeconomic and regulatory factors specific to the country of origin. This methodology takes into consideration historical loss experience and current and forecasted changes in cash flows based on internal and external information. The allowance for doubtful accounts was $8.9 million and $12.7 million as of December 31, 2024, and December 31, 2023, respectively.
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
Other Current Assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be recognized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are classified within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate.
Property, Plant and Equipment
Property, plant and equipment is stated at original cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets, which are reviewed periodically and have the following ranges: buildings and improvements: 20-40 years; production and office equipment 3-25 years; and software: 3-7 years. Land is not depreciated and construction in progress is not depreciated until ready for service. Costs of enhancements or modifications that substantially extend the capacity or useful life of an asset are capitalized and depreciated accordingly. Ordinary repairs and maintenance are expensed as incurred. When property, plant and equipment is sold or otherwise disposed of, the cost and accumulated depreciation are removed from our consolidated balance sheets and the resulting gain or loss, if any, is reflected in our consolidated statements of operations. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset (or asset group) may not be recoverable. Our asset groups are generally identified at the segment level with the exception of certain businesses or locations which may operate on a more stand-alone basis.
Returnable containers are recorded at acquisition cost and consist of returnable bottles, kegs, pallets and crates that are both in our direct control within our breweries, warehouses and distribution facilities and those that we indirectly control in the market through our agreements with our customers and other brewers and for which a deposit is received. The deposits received on our returnable containers in the market are recorded as deposit liabilities, included within accounts payable and other current liabilities on the consolidated balance sheets. We estimate that the loss, breakage and deterioration of our returnable containers is comparable to the depreciation calculated on an estimated useful life of up to 4 years for bottles, 5 years for pallets, 7 years for crates and 15 years for returnable kegs. We also own and maintain other equipment in the market related to delivery of our products to end consumers, for example on-premise dispense equipment and refrigeration units. This equipment is recorded at acquisition cost and depreciated over lives of up to 7 years, depending on the market, reflecting the use of the equipment, as well as the loss and deterioration of the asset.
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

Cloud Computing Arrangements
Cloud computing arrangement implementation costs incurred in hosting arrangements that are service contracts are recorded within other assets in the consolidated balance sheets. Capitalized cloud computing arrangement implementation costs are amortized using the straight-line method over the remaining term of the contract. Amortization expense was $11.3 million, $7.9 million and $6.2 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
The following table presents the gross and net value of capitalized cloud computing implementation costs associated with active hosting arrangements.

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Cloud computing implementation costs	$71.9	$56.5
Less: accumulated amortization	(32.0)	(20.8)
Cloud computing implementation costs, net	$39.9	$35.7
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of the completion of our 2024 impairment testing, we have concluded that we have two reporting units, Americas and EMEA&APAC. See further discussion in Note 6, "Goodwill and Intangibles."
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
Goodwill impairments are recorded to goodwill impairment on the consolidated statements of operations whereas impairments of intangible assets are recorded to other operating income (expense), net in the consolidated statements of operations.
Equity Method Investments
We apply the equity method of accounting to investments that we do not control but where we exercise significant influence or VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investments. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. See Note 3, "Investments" for further information regarding our equity method investments. There are no related parties that own interests in our equity method investments as of December 31, 2024.

Derivative Hedging Instruments
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest rates, foreign currency exchange, commodity prices, production and packaging material costs and for other strategic purposes related to our core business. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize our derivatives on the consolidated balance sheets as assets or liabilities at fair value and classify them in either current or non-current assets or liabilities based on each contract's respective unrealized gain or loss position and each contract's respective maturity. Consistent with our policy, our current derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross on our consolidated balance sheets.
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
Our leases have remaining lease terms of up to approximately 15 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the right-of-use ("ROU") asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including real estate strategies, the nature, length and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events requiring a lease modification. Additionally, for certain equipment leases involving groups of similar leased assets with similar lease terms, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
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
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans, including defined benefit plans, defined contribution plans and OPEB plans. Each plan is managed locally and in accordance with respective local laws and regulations. BRI and BDL, two of our equity method investments, maintain defined benefit, defined contribution and OPEB plans as well.
We recognize the underfunded or overfunded status of a defined benefit pension and OPEB plan as an asset or liability on the consolidated balance sheets. The funded status of a plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, and the related net periodic pension cost are calculated using a number of significant actuarial assumptions. Changes in net periodic pension cost and funding status may occur in the future due to changes in these assumptions.
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
Redeemable Noncontrolling Interest
Certain of our noncontrolling interests have redemption features that are outside of our control, such as those subject to put options exercisable at a future date. We account for these as redeemable noncontrolling interests and present the balances outside of stockholders’ equity on the consolidated balance sheets.
Redeemable NCI is recorded as the higher of the carrying value after accounting for attribution of net income (loss) or the redemption value. For preferred NCI shares and common NCI shares redeemable at an amount other than fair value, adjustments to redemption value, as appropriate, are recognized through net income (loss) attributable to noncontrolling interest on the consolidated statements of operations. For common NCI shares redeemable at fair value, adjustments to redemption value are recognized within equity.

Out of Period Adjustment
During the third quarter of 2024, we identified certain errors in the historical accounting for NCI with redemption features outside of our control under the terms of our CBPL partnership agreement and within certain other immaterial investments. Since the inception of these partnerships dating back to as early as 2002, we had historically accounted for the NCI within permanent equity with no adjustments to redemption value. Rather, our partners' shares should have been presented as redeemable NCI through the date of exercise of the redemption feature, with adjustments to the redemption value being recorded each reporting period as necessary. Furthermore, in March 2024, our CBPL partner exercised its put option requiring us to acquire their 49.9% ownership interest. Since the exercise was irrevocable, the NCI became mandatorily redeemable at that time and should have been reclassified to accounts payable and other current liabilities. These errors resulted in a reclassification of $65 million from noncontrolling interests, of which $49 million was reclassified to accounts payable and other current liabilities for CBPL and $16 million was reclassified to redeemable noncontrolling interests for the other immaterial investments in our consolidated balance sheets. In addition, the errors resulted in a cumulative understatement of $34.5 million to net income attributable to NCI and a corresponding cumulative overstatement to net income attributable to MCBC in our consolidated statements of operations. The errors were corrected through an out of period adjustment as of and for the three months ended September 30, 2024. Management assessed the impact of the errors and deemed them to not be material to any prior periods or 2024 results. In October 2024, we obtained the final redemption value and as a result, during the third quarter of 2024, we recorded an adjustment of $45.8 million to increase the mandatorily redeemable NCI liability prior to its final settlement, with the adjustment recorded to interest expense.
Other than the addition of redeemable noncontrolling interest discussed in Note 3, "Investments" there was no material activity to redeemable NCI for the years ended December 31, 2024, 2023, or 2022.
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
Subsequent Events
Effective February 1, 2025, we obtained exclusive rights via a license agreement to produce, market and sell Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fever-Tree USA, Inc. entity, with the immaterial acquisition to be accounted for as a business combination and consideration to be allocated primarily to working capital balances. Further, we made an investment of approximately $90 million in Fever-Tree Drinks Plc, a listed entity on the London Stock Exchange (LSE:FEVR). The investment will be accounted for at fair value under ASC 321.

On February 12, 2025, the Company's Board of Directors declared a quarterly dividend of $0.47 per share, to be paid on March 14, 2025, to shareholders of Class A and Class B common stock of record on February 27, 2025. Shareholders of exchangeable shares will receive the CAD equivalent of dividends declared on Class A and Class B common stock.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, authoritative guidance intended to improve reportable segment disclosures and to enhance disclosures about significant reportable segment expenses. The amendments require additional disclosures for both annual and interim periods including disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss as well as other segment items by reportable segment, among other disclosures. We adopted this guidance starting in this annual report. The adopted guidance impacted the presentation and disclosure of our segment reporting footnote but did not have an impact either on segment reporting identification or on our financial position or results of operations. See Note 18, "Segment Reporting" for further details.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, authoritative guidance intended to provide consistent and transparent disclosures for a buyer in a supplier finance program by requiring disclosures of key program terms, the amount of obligations that have been confirmed as valid with the finance provider that are deemed outstanding as of the end of the period, a description of the financial line item in which this unpaid balance resides and a rollforward of the obligations including the amount of obligations confirmed and paid. We adopted this guidance starting in the first quarter of 2023 with the exception of the rollforward disclosure requirement which was adopted prospectively starting in this annual report. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further details.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, aimed at enhancing transparency in income statement disclosures by requiring entities to disclose additional disaggregated information about significant expenses. This guidance is effective for us starting with our annual report for the year ending December 31, 2027 and the subsequent interim periods, with prospective and retrospective application allowed and early adoption permitted. We are still assessing the impact of the ASU, including the timing and method of adoption, however, we expect the guidance to impact disclosures only and not to have a material effect on our financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, authoritative guidance intended to enhance transparency and decision usefulness of income tax disclosures. The amendments are focused on two specific disclosure areas: the rate reconciliation and income taxes paid. More disaggregated income tax information, particularly at an individual jurisdiction level (country, state or local territory), is required in both disclosures if certain quantitative thresholds are met. The amendments to the rate reconciliation require the use of specific categories, with disclosure of percentages and reporting currency amounts. If not already evident, further explanation of the nature, effect and underlying causes of the reconciling items must be included. The amendments to the income taxes paid disclosure require reporting of net income taxes paid disaggregated by federal (national), state and foreign. This guidance is effective for us starting with our annual report for the year ending December 31, 2025. We have the option to apply the guidance prospectively or retrospectively and we are still considering which method to apply. When adopted, we expect the guidance to have an impact on disclosures only and to not have a material effect on our financial position or results of operations.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our consolidated financial statements.
3. Investments
Our investments include both equity method and consolidated investments. Those entities identified as VIEs have been evaluated to determine whether we are the primary beneficiary. The VIEs included under "Consolidated VIEs" below are those for which we have concluded that we are the primary beneficiary and accordingly, we have consolidated these entities. We have not provided any financial support to any of our VIEs during the year ended December 31, 2024, that we were not previously contractually obligated to provide. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net respectively on the consolidated balance sheets. See below under "Affiliate Transactions" for further details.

Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation. Our consolidated VIEs are RMMC and RMBC as well as other immaterial entities. Our unconsolidated VIEs as of December 31, 2024 are BRI, BDL and TYC, as well as other immaterial investments.
Cobra U.K. was a historical consolidated VIE, however, during the year ended December 31, 2024, our partner exercised a put option under our partnership agreement which has resulted in our acquisition of the remaining 49.9% ownership interest. The transaction was finalized on October 21, 2024, resulting in a cash payment of $89 million which was recorded as a cash outflow from financing activities. See further discussion of this transaction in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies".
During the third quarter of 2023, we sold our 57.5% controlling interest in Truss to Tilray Brands for an immaterial amount and recognized a loss of $11 million within other operating income (expense), net in our consolidated statement of operations upon deconsolidation of the business. During the second quarter of 2023, HEXO Corp, our joint venture partner in Truss, was acquired by Tilray Brands and this transaction had no impact on Molson Coors' ownership in the joint venture or on our consolidated results. Prior to the sale of our controlling interest, Truss was recorded as a consolidated VIE in the comparative periods presented.
Both BRI and BDL have outstanding third party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $30.1 million and $35.4 million recorded as of December 31, 2024 and December 31, 2023, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
Equity Method Investments
BRI
BRI is a beer distribution and retail network for the Ontario region of Canada, with majority of the ownership residing with Molson Canada 2005, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). We hold a 50.9% ownership interest in BRI. BRI charges the brewers service fees which are based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products sold in the Ontario market. Attributable income (loss) from our ownership of BRI is recorded to cost of goods sold in the consolidated statements of operations. Based on the existing structure, control is shared and we do not anticipate becoming the primary beneficiary in the foreseeable future.
See "Affiliate Transactions" below for BRI affiliate due to and due from balances as of December 31, 2024 and December 31, 2023, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BRI offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
BDL
BDL is a distribution operation owned by Molson Canada 2005 and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share equal voting control of this business. We hold a 35.0% ownership interest in BDL.
BDL charges the owners service fees that are designed so the entity operates at break-even profit levels and annually, operates on a cash neutral basis. This service fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on volume of products sold in these provinces. Attributable income (loss) from our ownership of BDL is recorded to cost of goods sold in the consolidated statements of operations. See "Affiliate Transactions" section below for BDL affiliate due to and due from balances as of December 31, 2024 and December 31, 2023, respectively, related to trade receivables and payables for sales to external customers and costs incurred by BDL offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).

ZOA
During the third quarter of 2023, we increased our investment in ZOA, an energy drink company operating in the U.S. and Canada, bringing our ownership interest to 40%, on a fully diluted basis. The increase in ownership resulted in the transition of accounting for our investment from the fair value method under ASC 321 to equity method investment accounting under ASC 323 on a prospective basis and the cash outflow associated with the investment is reflected within other in the investing activities section of the consolidated statement of cash flows. Subsequent to the investment, the carrying value of our recorded ownership investment exceeded our ratable portion of underlying equity in the net assets of ZOA and this basis difference was fully allocated to equity method goodwill.
On October 31, 2024, we cancelled our existing warrant to purchase additional shares in ZOA and instead entered into a separate subscription agreement. Through this new subscription agreement, we increased our investment in ZOA for cash consideration of $53 million, bringing our ownership interest to 51% subsequent to the closing of the transaction. We have recorded the transaction as a business combination, with ZOA included in our consolidated financial statements from the date of acquisition within the Americas reporting segment. The acquisition is aligned with our strategy to expand beyond beer.
Upon consolidation, we recognized a gain of $77.9 million in other operating income (expense), net in the consolidated statements of operations, representing the difference between the fair value and the carrying value of our previously held equity interest on the acquisition date.
The acquisition resulted in the recognition of $275.5 million of goodwill, which is partially deductible for tax purposes by the partnership members. Our share of the tax deductible goodwill is $47.2 million. The goodwill is attributable to anticipated synergies from further leveraging of the Company’s distribution and supply chain network and scale. The acquisition also resulted in the recognition of $58.0 million of a definite-lived brand intangible asset to be amortized over a 15-year life, with the remainder primarily allocated to working capital balances and $44.4 million of cash, of which $39.0 million was related to investment proceeds retained by ZOA. Additionally, noncontrolling interest of $130.9 million was recognized at fair value and is recorded as redeemable noncontrolling interest on the consolidated balance sheets. Based on the contractual terms of the agreement, we have the ability to exercise a call option to purchase the shares of certain noncontrolling interest holders at fair value beginning in 2027. In the event we do not exercise our call option at the end of our call option window, these noncontrolling interest holders have a drag along right that would require us to sell our interest in ZOA along with their interest to a willing third party.
The fair value of the redeemable noncontrolling interest and our previously held equity interest was determined based on the estimated fair value of the shares at the time of the transaction, based on the utilization of an option pricing model for a hypothetical liquidation scenario and supported by the calculated enterprise value under a discounted cash flow method under the income approach, with estimated future cash flows of the entity discounted using a rate of return reflecting the entity’s presumed risk. As the inputs are not observable in the market, these represent Level 3 measurements.
Pro forma results of operations have not been presented as the impact is not material to our results of operations or financial position.
Other
We have certain other immaterial equity investments we enter into from time to time that align with our organizational strategies and growth initiatives.
The total balance of our equity method investments was $108.9 million and $222.7 million as of December 31, 2024 and December 31, 2023, respectively. Our equity method investments are all within the Americas segment and are included in other assets on the consolidated balance sheets. These investments are not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2024 or December 31, 2023, for any of these companies. We consider each of our equity method investments to be affiliates.

Affiliate Transactions
Amounts due from and due to affiliates as of December 31, 2024 and December 31, 2023, respectively, are as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
BRI	$4.5	$—	$—	$1.6
BDL	1.9	3.2	—	—
Other	7.4	4.2	6.3	5.2
Total	$13.8	$7.4	$6.3	$6.8
Consolidated VIEs
CBPL was a consolidated VIE until the third quarter of 2024 upon acquisition of the remaining interest in the entity and Truss was a consolidated VIE until the third quarter of 2023 when the business was sold.
Rocky Mountain Metal Container
RMMC, a Colorado limited liability company, is a joint venture with Ball Corporation in which we hold a 50% interest. Our U.S. business has a can and end supply agreement with RMMC. Under this agreement, we purchase substantially all of the output of RMMC. RMMC manufactures cans and ends at our facilities, which RMMC is operating under a use and license agreement. As RMMC is a limited liability company ("LLC") classified as a partnership for U.S. tax purposes, the income tax consequences flow to the joint venture partners. Beginning on December 31, 2026, Ball has an option to sell its ownership interest to us and we have the right to purchase Ball's interest.
Rocky Mountain Bottle Company
RMBC, a Colorado limited liability company, is a joint venture with Owens-Brockway Glass Container, Inc. in which we hold a 50% interest. Our U.S. business has a supply agreement with RMBC under which we agree to purchase output approximating the agreed upon annual plant capacity of RMBC. RMBC manufactures bottles at our facilities, which RMBC is operating under a lease agreement. As RMBC is classified as a partnership for U.S. tax purposes, the income tax consequences flow to the joint venture partners.
The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests and excluding goodwill):

	As of
	December 31, 2024		December 31, 2023
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$230.3	$29.8	$261.6	$24.7
Other	$—	$—	$2.8	$3.3
As of December 31, 2024, for RMMC/RMBC, $64.0 million and $113.6 million were recorded in inventories, net and property, plant and equipment, net, respectively, on the consolidated balance sheets. As of December 31, 2023, for RMMC/RMBC, $108.2 million and $120.7 million were recorded in inventories, net and property, plant and equipment, net, respectively on the consolidated balance sheets.

4. Inventories

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Finished goods	$245.8	$245.7
Work in process	83.8	97.4
Raw materials	261.2	275.1
Packaging materials	137.0	184.1
Inventories, net	$727.8	$802.3
5. Property, Plant and Equipment

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Land and improvements	$362.9	$365.1
Buildings and improvements	1,450.2	1,283.4
Production and office equipment	5,479.8	5,156.0
Software	537.9	543.8
Construction in progress	612.1	783.7
Other	409.5	414.1
Total property, plant and equipment cost	8,852.4	8,546.1
Less: accumulated depreciation	(4,392.0)	(4,101.6)
Property, plant and equipment, net	$4,460.4	$4,444.5
Depreciation expense was $553.0 million, $475.5 million and $476.7 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Depreciation expense for the year ended December 31, 2024, included $93.6 million of accelerated depreciation in excess of normal depreciation related to the wind down or sale of certain of our U.S. craft businesses and related facilities.
6. Goodwill and Intangible Assets
The changes in the carrying value of goodwill is presented in the table below by segment.

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2022	$5,291.9	$—	$5,291.9
Acquisition(2)	29.2	—	29.2
Foreign currency translation, net	4.2	—	4.2
Balance as of December 31, 2023	$5,325.3	$—	$5,325.3
Acquisition(2)	275.5	—	275.5
Divestitures(3)	(6.1)	—	(6.1)
Foreign currency translation, net	(12.4)	—	(12.4)
Balance as of December 31, 2024	$5,582.3	$—	$5,582.3
(1)Accumulated impairment losses for the Americas segment was $1,513.3 million as of December 31, 2024 and December 31, 2023. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020 with an accumulated impairment loss of $1,484.3 million.

(2)Goodwill acquired in our Americas segment was related to our acquisitions of the controlling interest in ZOA and Blue Run during the years ended December 31, 2024 and December 31, 2023, respectively. The goodwill for the ZOA acquisition is partially deductible for tax purposes, while the goodwill for the Blue Run acquisition is not deductible for tax purposes. The increase in our ZOA investment and the acquisition of Blue Run is further discussed in Note 3, "Investments" and Note 1, "Basis of Presentation and Summary of Significant Accounting Policies", respectively.
(3)During the third quarter of 2024, we divested of certain of our U.S. craft businesses and allocated a portion of goodwill to the disposal group based on the relative fair values of the disposal group and the reporting unit.
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2024:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,797.3	$(1,713.5)	$3,083.8
License agreements and distribution rights	10 - 20	200.2	(120.2)	80.0
Other	5 - 40	84.5	(27.8)	56.7
Intangible assets not subject to amortization
Brands	Indefinite	7,963.8	—	7,963.8
Distribution networks	Indefinite	703.3	—	703.3
Other	Indefinite	307.6	—	307.6
Total		$14,056.7	$(1,861.5)	$12,195.2
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2023:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,029.2	$(1,634.4)	$3,394.8
License agreements and distribution rights	10 - 20	204.9	(117.6)	87.3
Other	5 - 40	84.8	(25.8)	59.0
Intangible assets not subject to amortization
Brands	Indefinite	8,002.0	—	8,002.0
Distribution networks	Indefinite	763.9	—	763.9
Other	Indefinite	307.6	—	307.6
Total		$14,392.4	$(1,777.8)	$12,614.6
The decrease in the gross carrying amount of intangible assets from December 31, 2023 to December 31, 2024, was driven by the disposal of brands related to certain of our U.S. craft businesses, partially offset by the acquisition of the ZOA brand and other not material acquisition activity. The amount is also impacted by foreign exchange rates, as a significant amount of intangible assets, other than goodwill, are denominated in foreign currencies.

Based on foreign exchange rates as of December 31, 2024, the estimated future amortization expense of intangible assets for the next five years is as follows:

Year	Amount
(In millions)
2025	$203.5
2026	$186.5
2027	$127.5
2028	$126.0
2029	$125.9
Amortization expense of intangible assets was $206.4 million, $207.3 million and $208.1 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. This expense was primarily presented within MG&A in our consolidated statements of operations.
Annual 2024 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2024, the first day of our fourth quarter, using a combination of a discounted cash flow analysis and market approach in the determination of fair value and concluded that the fair value of the Americas reporting unit was in excess of its carrying value and therefore no goodwill impairment charge was recorded.
The fair value of the Americas reporting unit decreased in the current year primarily due to lower market multiples and lower forecasted cash flow projections, with the decreases largely driven by more challenging U.S. industry expectations. This was partially offset by a decrease to the discount rate as a result of fluctuations in the interest rate environment. Specifically, the discount rate used in developing our annual fair value estimates for the Americas reporting unit in the current year was 8.25% based on market-specific factors, as compared to 9.00% used as of the October 1, 2023 annual testing date.
The Americas reporting unit continues to be at a heightened risk of future impairment as the fair value exceeded its respective carrying value by less than 15%. We continue to focus on growing our core power brand net sales, aggressively premiumizing our portfolio and scaling and expanding beyond beer. While progress has been made on these strategies over recent years, including the strengthening of our core brands, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions and market multiples or discount rates that could negatively impact future analyses, including the impacts of cost inflation, increases to interest rates and other external industry factors impacting our business. The key assumptions used to derive the estimated fair values of our reporting units represent Level 3 measurements.
Indefinite-Lived Intangible Assets
As of the October 1, 2024 testing date, the fair values of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S., the Carling brands in the U.K. and the Staropramen brands in EMEA&APAC are sufficiently in excess of their respective carrying values as of the annual testing date, with each having over 15% cushion of fair value over book value.
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

Key Assumptions
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. If our assumptions are not realized, it is possible that impairment charges may need to be recorded in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives including our premiumization efforts or increase in costs driven by inflation or other factors that could significantly impact our immediate and long range results, a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, changes in trends and consumer preferences within the industry towards other brands or product categories, unfavorable working capital changes and an inability to successfully implement our cost savings initiatives, (ii) adverse changes in macroeconomic conditions that significantly differ from our assumptions in timing and/or degree (such as a global pandemic, recession or evolving beer industry), (iii) significant unfavorable changes in tax rates, (iv) volatility in the equity and debt markets or other country-specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, we continue to monitor the challenges within the beer industry for further weakening or additional systemic structural declines, as well as for adverse changes in macroeconomic conditions such as cost inflation and the potential impacts this may have on our immediate or long range results. We also continuously monitor the market inputs used in calculating our discount rates, including risk-free rates, equity premiums and our cost of debt, which could result in a meaningful change to our weighted-average cost of capital calculation, as well as the market multiples used in our impairment assessment. Substantial changes in any of these inputs could lead to a material impairment. Furthermore, increased volatility in the equity and debt markets or other country-specific factors, including, but not limited to, extended or future government intervention in response to inflation, could also result in a meaningful change to our weighted-average cost of capital calculation and other inputs used in our impairment assessment.
Annual 2023 Impairment Assessment
We completed our required annual goodwill and indefinite-lived intangible asset impairment analysis as of October 1, 2023 and concluded that the fair value of the Americas reporting unit was in excess of its carrying value amount and, therefore, no goodwill impairment charge was recorded.
In conjunction with the annual 2023 goodwill impairment analysis, we also evaluated the indefinite-lived and definite-lived intangible assets within our Americas and EMEA&APAC reporting units and concluded that the carrying value of the Staropramen family of brands in EMEA&APAC was determined to be in excess of its fair value such that a partial impairment loss of $160.7 million was recorded within other operating income (expense), net. The decline in fair value in 2023 was impacted by reductions in management forecasts as well as macroeconomic factors including an increase in the discount rate. No other impairments were recorded for our other indefinite-lived or definite-lived intangible assets.
Definite-Lived Intangible Assets and Other Long-Lived Assets
We continuously monitor the performance of our definite-lived assets for potential triggering events suggesting an impairment review should be performed. Due to a reduction in forecasted cash flows associated with one of our asset groups, we identified this as a triggering event during the fourth quarter of 2024 and performed a recoverability test for the long-lived assets at the asset group level but concluded that the recoverability test passed and no impairment was recorded. No other material triggering events were identified in either the year ended December 31, 2024 or 2023 related to definite-lived intangible assets or other long-lived assets.

7. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Accounts payable and accrued trade payables	$1,875.0	$1,980.8
Accrued rebates and discounts	157.1	169.0
Accrued compensation	241.3	316.8
Accrued excise and other non-income related taxes	242.5	255.1
Accrued interest	94.8	82.8
Returnable container deposit liabilities	108.4	113.2
Operating lease liabilities	46.7	46.9
Other(1)	247.2	216.2
Accounts payable and other current liabilities	$3,013.0	$3,180.8
(1)Includes current liabilities related to derivatives, income taxes, pensions and other postretirement benefits, guarantee liabilities for some of our equity method investments, accrued contingent environmental and legal liabilities and various other accrued expenses.
8. Leases
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, lease expense (including immaterial short-term and variable lease costs) was as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Operating lease expense	$86.9	$81.3	$72.5
Finance lease expense	10.3	9.5	9.5
Total lease expense	$97.2	$90.8	$82.0
Supplemental cash flow information related to leases for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 was as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows for operating leases	$51.6	$58.7	$52.5
Operating cash flows for finance leases	$3.8	$3.3	$3.6
Financing cash flows for finance leases	$6.7	$5.1	$4.4
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$49.0	$115.7	$63.9
Finance leases	$26.3	$1.7	$3.8

Supplemental balance sheet information related to leases as of December 31, 2024 and December 31, 2023 was as follows:

		As of
		December 31, 2024	December 31, 2023
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$189.0	$200.7
Current operating lease liabilities	Accounts payable and other current liabilities	$46.7	$46.9
Non-current operating lease liabilities	Other liabilities	161.5	163.9
Total operating lease liabilities		$208.2	$210.8

Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$58.4	$46.4
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$9.9	$5.2
Non-current finance lease liabilities	Long-term debt	56.9	48.5
Total finance lease liabilities		$66.8	$53.7
The weighted-average remaining lease term and discount rate as of December 31, 2024 were as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	7.1	5.2%
Finance leases	7.5	6.3%
Based on foreign exchange rates as of December 31, 2024, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2025	$52.7	$13.0
2026	47.5	16.9
2027	31.6	9.0
2028	23.2	8.6
2029	17.7	7.7
Thereafter	79.6	30.0
Total lease payments	$252.3	$85.2
Less: interest	(44.1)	(18.4)
Present value of lease liabilities	$208.2	$66.8

9. Debt
Debt Obligations

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Long-term debt
EUR 800 million 1.25% senior notes due July 2024(1)(2)	$—	$883.1
CAD 500 million 3.44% senior notes due July 2026(2)(3)	347.6	377.6
$2.0 billion 3.0% senior notes due July 2026(2)	2,000.0	2,000.0
EUR 800 million 3.8% senior notes due June 2032(4)	828.3	—
$1.1 billion 5.0% senior notes due May 2042(5)	1,100.0	1,100.0
$1.8 billion 4.2% senior notes due July 2046(2)	1,800.0	1,800.0
Finance leases	66.8	53.7
Other	21.7	23.5
Less: unamortized debt discounts and debt issuance costs	(38.2)	(35.5)
Total long-term debt (including current portion)	6,126.2	6,202.4
Less: current portion of long-term debt	(12.3)	(890.3)
Total long-term debt	$6,113.9	$5,312.1

Short-term borrowings(6)	19.9	21.5
Current portion of long-term debt	12.3	890.3
Current portion of long-term debt and short-term borrowings	$32.2	$911.8
(1)We repaid our EUR 800 million 1.25% senior notes upon maturity on July 15, 2024, using the cash proceeds from our EUR 800 million 3.8% senior notes issued on May 29, 2024, and cash on hand.
(2)These senior notes were issued in 2016 in order to partially fund the financing of the MillerCoors acquisition (USD Notes, EUR Notes and CAD Notes). Total remaining debt issuance costs capitalized in connection with these senior notes including underwriting fees, discounts and other financing related costs, were $24.0 million as of December 31, 2024, and are being amortized over the respective and remaining terms.
(3)We entered into forward starting interest rate swap agreements to hedge interest rate volatility for a 10-year period until the swaps were settled on September 18, 2015. We are amortizing a portion of the resulting loss from AOCI to interest expense over the remaining term of the CAD 500 million 3.44% senior notes maturing July 2026 ("2026 CAD notes"), up to the full 10-year term of the interest rate swaps. The amortizing loss resulted in an increase in our effective cost of borrowing compared to the stated coupon rates by 0.4% on the 2026 CAD notes. See Note 10, "Derivative Instruments and Hedging Activities" for further details on the forward starting interest rate swaps.
(4)On May 29, 2024, MCBC issued EUR 800 million 3.8% senior notes with a maturity of June 15, 2032 ("EUR 2032 Senior Notes"). The issuance resulted in total proceeds of $863.7 million, net of underwriting fees and discounts. Total debt discounts and debt issuance costs capitalized in connection with these senior notes, including underwriting fees, were approximately $7.1 million and are being amortized over the term of the EUR 2032 Senior Notes. The EUR 2032 Senior Notes began accruing interest upon issuance, with interest payments due annually. Additionally, upon issuance we designated the EUR 2032 Senior Notes as a hedge of our investment in a EUR functional currency subsidiary. See Note 10, "Derivative Instruments and Hedging Activities" for further details.
(5)On May 3, 2012, we issued approximately $1.9 billion of senior notes with $1.1 billion remaining due in 2042. The total remaining debt issuance costs capitalized in connection with these senior notes, including the underwriting fees and discounts, were $7.8 million as of December 31, 2024, and are being amortized over the remaining term of the 2042 senior notes.

(6)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of December 31, 2024, we had $13.0 million in bank overdrafts and $59.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $46.0 million. As of December 31, 2023, we had $16.5 million in bank overdrafts and $75.5 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $59.0 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of December 31, 2024 or December 31, 2023.
A summary of our short-term facility availability is presented below. See Note 13, "Commitments and Contingencies" for further discussion related to letters of credit.
•CAD unlimited overdraft facility at CAD Prime plus 0.50%
•GBP 10 million overdraft facility at GBP Base Rate plus 2.25%
•USD 10 million overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of December 31, 2024 and December 31, 2023, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $5.7 billion and $5.9 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
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
We had no borrowings drawn on the amended and restated multi-currency revolving credit facility and no commercial paper borrowings as of December 31, 2024 and December 31, 2023.
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
Under the amended and restated $2.0 billion revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the amended and restated multi-currency revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of December 31, 2024 and December 31, 2023, we were in compliance with all of these restrictions and covenants, have met such financial ratios, and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2024, rank pari-passu.

As of December 31, 2024, the aggregate principal debt maturities of long-term debt and short-term borrowings excluding finance leases, based on foreign exchange rates as of December 31, 2024, were as follows:

Year	Amount
(In millions)
2025	$20.4
2026	2,350.0
2027	14.1
2028	0.5
2029	1.7
Thereafter	3,730.8
Total	$6,117.5
The future maturities of finance leases are disclosed in Note 8, "Leases."
Interest

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Interest incurred	$295.1	$243.4	$257.4
Interest capitalized	(12.4)	(9.4)	(6.8)
Interest expensed	$282.7	$234.0	$250.6
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
Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2024, we did not have any collateral posted with any of our counterparties.
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
We discontinue hedge accounting prospectively when (i) the derivative is no longer highly effective in offsetting changes in the cash flows of a forecasted future transaction; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate; or (v) management decides to cease hedge accounting.
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

Significant Derivative/Hedge Positions
Net Investment Hedges
On May 29, 2024, we issued EUR 800 million 3.8% senior notes maturing June 15, 2032. Concurrent with the issuance of these senior notes, we designated the principal of the senior notes as a net investment hedge of our investment in a EUR functional currency subsidiary in order to hedge a portion of the related foreign currency translational impacts and, accordingly, we have and will continue to record the changes in the carrying value due to fluctuations in the spot rate to AOCI. See Note 9, "Debt" for further discussion of the EUR 800 million 3.8% senior notes.
In 2016, we issued EUR 800 million 1.25% senior notes which matured on July 15, 2024, to partially fund the MillerCoors acquisition. Concurrent with the issuance of these senior notes, we designated the principal of the senior notes as a net investment hedge of our investment in our Europe business in order to hedge a portion of the foreign currency translational impacts and, accordingly, recorded the changes in the carrying value due to fluctuations in the spot rate to AOCI until it was de-designated on May 29, 2024. Upon de-designation, the associated net investment hedge was discontinued. The accumulated gains and losses associated with the settled net investment hedge will remain in AOCI until a liquidation or deconsolidation event at which point the accumulated gains and losses will be reclassified into earnings.
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
In June 2021, we early terminated our $250.0 million forward starting interest rate swap that was originally set to terminate in July 2021. This forward starting interest rate swap was rolled forward to May 2022 through a cashless settlement. The new May 2022 forward starting interest rate swap was incremental to our existing May 2022 forward starting interest rate swap that was executed in 2018, both of which were hedging our forecasted debt issuance expected to occur during 2022. In late April 2022, the forward starting interest rate swaps associated with the $500 million 3.5% senior notes that we repaid upon maturity on May 1, 2022 were terminated and settled. The immaterial loss on settlement of the swaps was recorded through interest expense during the second quarter of 2022.
In 2015, we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of interest rates associated with the future interest payments on the forecasted CAD debt issuances. The swaps had a termination date of September 2025 mirroring the terms of initially forecasted CAD debt issuances. Under these agreements, we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We designated these swaps as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the swaps was reclassified from AOCI and amortized to interest expense over the remaining term of the 2026 CAD senior notes up to the full 10-year term of the swaps. Additionally, in 2023 we repaid our CAD 500 million 2.84% senior notes upon maturity which resulted in an acceleration of amortization of the loss for an immaterial amount. The remaining unamortized portion of the loss in AOCI as of December 31, 2024, was $2.4 million.
Foreign Currency Forwards
We have financial foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposure related to certain royalty agreements, exposure associated with the purchase of production inputs and imports that are denominated in currencies other than the entity's functional currency and certain other foreign exchanges exposures. These contracts have been designated as cash flow hedges of forecasted foreign currency transactions. We use foreign currency forward contracts to hedge these future forecasted transactions up to a 60 month horizon.
In the second quarter of 2023, we entered into approximately CAD 260 million (approximately $195 million USD) of foreign exchange forward contracts to manage our exposure to foreign currency fluctuations related to the repayment of our CAD 500 million 2.84% senior notes that matured on July 15, 2023. These contracts were not designated in hedge accounting relationships; as such, changes in the fair value were recorded in other non-operating income (expense), net in the consolidated statements of operations. These contracts settled on July 12, 2023 in advance of the senior notes repayment for an immaterial amount.

Commodity Swaps and Options
We have financial commodity swap and option contracts in place to hedge changes in the prices of natural gas, aluminum, including surcharges relating to our aluminum exposures, barley and diesel. These contracts allow us to swap our floating exposure to changes in these commodity prices for a fixed rate. These contracts are not designated in hedge accounting relationships. As such, changes in fair value of these derivatives are recorded in cost of goods sold in the consolidated statements of operations. We hedge forecasted purchases of natural gas, aluminum and diesel each up to 60 months out in the future for use in our supply chain, in line with our risk management policy. Further, we hedge forecasted purchases of barley based on crop year and physical inventory management. For purposes of measuring segment operating performance, the unrealized changes in fair value of the swaps not designated in hedge accounting relationships are reported in Unallocated outside of the segment specific operating results until such time that the exposure we are managing is realized. At that time, we reclassify the gain or loss from Unallocated to the respective operating segment, allowing our operating segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility.
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
The table below summarizes our derivative assets and (liabilities) that were measured at fair value as of December 31, 2024 and December 31, 2023. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments. Fair value for all derivative contracts as of December 31, 2024 and 2023 were valued using significant other observable inputs, also known as Level 2 inputs.

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Forward starting interest rate swaps	$96.3	$41.6
Foreign currency forwards	10.6	(1.4)
Commodity swaps and options	3.7	(30.4)
Total	$110.6	$9.8
As of December 31, 2024 and December 31, 2023, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2024 were all included in Level 2.
Results of Period Derivative Activity
The following tables include the year-to-date results of our derivative activity in our consolidated balance sheets as of December 31, 2024 and December 31, 2023, and our consolidated statements of operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.
Fair Value of Derivative Instruments in the Consolidated Balance Sheets (in millions):

	December 31, 2024
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$96.3	Other liabilities	$—
Foreign currency forwards	$196.2	Other current assets	7.7	Accounts payable and other current liabilities	—
		Other non-current assets	2.9	Other liabilities	—
Total derivatives designated as hedging instruments			$106.9		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$376.4	Other current assets	$15.1	Accounts payable and other current liabilities	$(10.5)
		Other non-current assets	1.5	Other liabilities	(2.4)
Commodity options(1)	$24.6	Other current assets	0.3	Accounts payable and other current liabilities	(0.3)
Total derivatives not designated as hedging instruments			$16.9		$(13.2)

	December 31, 2023
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$41.6	Other liabilities	$—
Foreign currency forwards	$219.4	Other current assets	1.1	Accounts payable and other current liabilities	(1.2)
		Other non-current assets	—	Other liabilities	(1.3)
Total derivatives designated as hedging instruments			$42.7		$(2.5)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$653.5	Other current assets	$11.1	Accounts payable and other current liabilities	$(42.0)
		Other non-current assets	6.6	Other liabilities	(6.1)
Commodity options(1)	$21.7	Other current assets	0.2	Accounts payable and other current liabilities	(0.2)
Total derivatives not designated as hedging instruments			$17.9		$(48.3)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.
The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
For the year ended December 31, 2024
Forward starting interest rate swaps	$54.8	Interest income (expense), net	$(3.4)
Foreign currency forwards	15.8	Cost of goods sold	4.4
		Other non-operating income (expense), net	(0.7)
Total	$70.6		$0.3
For the year ended December 31, 2023
Forward starting interest rate swaps	$1.6	Interest income (expense), net	$(5.2)
Foreign currency forwards	(5.2)	Cost of goods sold	4.9
		Other non-operating income (expense), net	(1.0)
Total	$(3.6)		$(1.3)
For the year ended December 31, 2022
Forward starting interest rate swaps	$198.9	Interest income (expense), net	$(14.3)
Foreign currency forwards	10.8	Cost of goods sold	1.8
		Other non-operating income (expense), net	(0.4)
Total	$209.7		$(12.9)

The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI(1)
For the year ended December 31, 2024
EUR 800 million 1.25% senior notes due 2024	$14.5
EUR 800 million 3.8% senior notes due 2032	$40.1
Total	$54.6
For the year ended December 31, 2023
EUR 800 million 1.25% senior notes due 2024	$(26.5)
For the year ended December 31, 2022
EUR 800 million 1.25% senior notes due 2024	$53.2
(1)The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the years ended December 31, 2024, December 31, 2023 and December 31, 2022, we did not reclassify any amounts related to net investment hedges from AOCI into earnings whether due to ineffectiveness, a sale or liquidation.
As of December 31, 2024, we expect net gains of approximately $4 million (pretax) recorded in AOCI will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of December 31, 2024, is approximately 2 years.
The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
For the year ended December 31, 2024
Commodity swaps	Cost of goods sold	$(7.8)
For the year ended December 31, 2023
Commodity swaps	Cost of goods sold	$(61.7)
Foreign currency swaps	Other non-operating income (expense), net	2.7
Total		$(59.0)
For the year ended December 31, 2022
Commodity swaps	Cost of goods sold	$42.6
11. Employee Retirement Plans and Postretirement Benefits
We maintain retirement plans for the majority of our employees. Depending on the location and benefit program, we provide either defined benefit pension or defined contribution plans to our employees. Each plan is managed locally and in accordance with respective local laws and regulations. We have defined benefit pension plans in the U.S., U.K. and Canada. Additionally, we offer OPEB plans to a portion of our Canadian, U.S. and Central European employees which are unfunded plans. Our equity method investments, BRI and BDL, maintain defined benefit, defined contribution and postretirement benefit plans as well; however, those plans are excluded from this disclosure as BRI and BDL are not consolidated entities.
Further, in the U.S., we participate in and make contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $3.7 million, $4.1 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under our postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $31.1 million, $31.2 million and $33.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no subsidies received for the years ended December 31, 2024, 2023 and 2022.

Current Year Annuity Contract Purchases
On September 26, 2024, we purchased annuity contracts for two of our Canadian pension plans which transferred approximately $344 million of pension plan liabilities, along with the associated administration of benefits, to an insurance company using the plan's respective pension plan assets. These transactions had no impact on the amount, timing or form of the retirement benefit payments to the affected retirees and beneficiaries. As a result of the transaction, we reduced the respective pension plan liabilities and assets and remeasured any remaining pension plan liabilities and assets using updated actuarial assumptions. We elected the practical expedient to perform the remeasurement as of the nearest calendar month-end date, which was September 30, 2024. A total settlement loss of $34.0 million was recorded to other pension and postretirement benefit (costs), net in the consolidated statements of operations during the third quarter of 2024. See the impacts of the pension plan remeasurement and settlement on AOCI in Note 15, "Accumulated Other Comprehensive Income (Loss)".
Net Periodic Pension and OPEB (Benefit) Cost

	For the years ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost
Service cost	$0.1	$3.6	$3.7	$0.9	$3.3	$4.2	$1.3	$5.5	$6.8
Other pension and postretirement (benefit) cost, net
Interest cost	129.7	20.8	150.5	140.4	22.5	162.9	103.9	16.1	120.0
Expected return on plan assets, net of expenses	(169.8)	—	(169.8)	(157.8)	—	(157.8)	(154.2)	—	(154.2)
Amortization of prior service (benefit) cost	0.3	(0.7)	(0.4)	0.3	(0.7)	(0.4)	0.3	(0.7)	(0.4)
Amortization of net actuarial (gain) loss	18.1	(27.4)	(9.3)	17.1	(31.7)	(14.6)	5.6	(10.2)	(4.6)
Curtailment, settlement or special termination benefit (gain) loss(1)	34.0	—	34.0	—	—	—	2.9	—	2.9
Expected participant contributions	—	—	—	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Total other pension and postretirement (benefit) cost, net	12.3	(7.3)	5.0	(0.3)	(9.9)	(10.2)	(41.8)	5.2	(36.6)
Net periodic pension and OPEB (benefit) cost	$12.4	$(3.7)	$8.7	$0.6	$(6.6)	$(6.0)	$(40.5)	$10.7	$(29.8)
(1)The pension settlement loss recognized for the year ended December 31, 2024, was $34.0 million which was recorded as a result of the purchase of annuity contracts for two of our Canadian pension plans.
The pension settlement charge recognized for the year ended December 31, 2022, primarily consisted of a settlement loss of $8.0 million that was recorded as a result of the annuity purchase for a certain Canadian pension plan, partially offset by a settlement gain of $5.3 million that was recorded as a result of the annuity purchase for a portion of our U.S. qualified pension plan.

Obligations and Changes in Funded Status

	For the year ended December 31, 2024			For the year ended December 31, 2023
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Change in benefit obligation
Prior year benefit obligation	$3,018.1	$470.6	$3,488.7	$2,978.0	$478.3	$3,456.3
Service cost, net of expected employee contributions	0.1	3.6	3.7	0.6	3.3	3.9
Interest cost	129.7	20.8	150.5	140.4	22.5	162.9
Actual employee contributions	—	—	—	0.3	—	0.3
Actuarial (gain) loss	(182.5)	(18.0)	(200.5)	38.0	1.3	39.3
Plan amendments	—	(10.1)	(10.1)	—	—	—
Benefits paid	(215.8)	(36.9)	(252.7)	(226.2)	(37.0)	(263.2)
Curtailment, settlement and special termination	(344.0)	—	(344.0)	—	—	—
Foreign currency exchange rate change	(45.1)	(7.0)	(52.1)	87.0	2.2	89.2
Benefit obligation at end of year	$2,360.5	$423.0	$2,783.5	$3,018.1	$470.6	$3,488.7
Change in plan assets
Prior year fair value of assets	$3,396.9	$—	$3,396.9	$3,336.8	$—	$3,336.8
Actual return on plan assets	(54.4)	—	(54.4)	188.7	—	188.7
Employer contributions	(4.8)	36.9	32.1	(1.7)	37.0	35.3
Actual employee contributions	—	—	—	0.3	—	0.3
Curtailment, settlement and special termination	(344.0)	—	(344.0)	—	—	—
Benefits and plan expenses paid	(215.8)	(36.9)	(252.7)	(226.2)	(37.0)	(263.2)
Foreign currency exchange rate change	(50.5)	—	(50.5)	99.0	—	99.0
Fair value of plan assets at end of year	$2,727.4	$—	$2,727.4	$3,396.9	$—	$3,396.9
Funded status	$366.9	$(423.0)	$(56.1)	$378.8	$(470.6)	$(91.8)
Amounts recognized in the Consolidated Balance Sheets
Other non-current assets	$401.8	$—	$401.8	$416.9	$—	$416.9
Accounts payable and other current liabilities	(3.7)	(37.5)	(41.2)	(3.6)	(39.3)	(42.9)
Pension and postretirement benefits	(31.2)	(385.5)	(416.7)	(34.5)	(431.3)	(465.8)
Net amounts recognized	$366.9	$(423.0)	$(56.1)	$378.8	$(470.6)	$(91.8)
The accumulated benefit obligation for our defined benefit pension plans were approximately $2.4 billion and $3.0 billion as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and December 31, 2023, certain defined benefit pension plans in the U.S., Canada and the U.K. were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets was as follows:

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Accumulated benefit obligation	$34.9	$38.1
Projected benefit obligation	$34.9	$38.1
Fair value of plan assets	$—	$—
Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost, pretax, were as follows:

	As of December 31, 2024			As of December 31, 2023
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Net actuarial (gain) loss	$771.9	$(263.5)	$508.4	$773.3	$(260.4)	$512.9
Net prior service (benefit) cost	9.1	(11.1)	(2.0)	9.4	(1.7)	7.7
Total not yet recognized	$781.0	$(274.6)	$506.4	$782.7	$(262.1)	$520.6
Assumptions
Periodic pension and OPEB cost is actuarially calculated annually for each individual plan based on data available and assumptions made at the beginning of each year. Assumptions used in the calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below. The weighted-average rates used in determining the periodic pension and OPEB cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the years ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Weighted-average assumptions:
Discount rate	4.74%	4.64%	5.01%	4.90%	2.27%	2.59%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets	5.47%	N/A	4.91%	N/A	3.11%	N/A
Health care cost trend rate	N/A	Ranging ratably from 6.75% in 2024 to 3.57% in 2040	N/A	Ranging ratably from 6.50% in 2023 to 3.57% in 2040	N/A	Ranging ratably from 6.00% in 2022 to 3.57% in 2040
Benefit obligations are actuarially calculated annually at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The weighted-average rates used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2024 and December 31, 2023, were as follows:

	As of December 31, 2024		As of December 31, 2023
	Pension	OPEB	Pension	OPEB
Weighted-average assumptions
Discount rate	5.41%	5.15%	4.74%	4.64%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.00% in 2025 to 3.57% in 2040	N/A	Ranging ratably from 6.75% in 2024 to 3.57% in 2040
The change to the weighted-average discount rates used for our defined benefit pension plans and postretirement plans as of December 31, 2024, from December 31, 2023, was primarily due to an increase in interest rates in 2024, particularly for our U.S. and U.K. plans.
Investment Strategy
The obligations of our defined benefit pension plans in the U.S., Canada and the U.K. are supported by assets held in trusts for the payment of future benefits. The business segments are obligated to adequately fund these asset trusts. The underlying investments within our defined benefit pension plans include cash and short-term instruments, debt securities, investment funds and other investments. Investment allocations reflect the customized strategies of the respective plans.

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
Both our Canadian and U.K. plans hedge a portion of the foreign exchange exposure between plan assets that are not denominated in the local plan currency and the local currency as the Canadian and U.K. pension liabilities will be settled in CAD and GBP, respectively.
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2024.

	Target allocations	Actual allocations
Equities	6.1%	6.4%
Fixed income	75.4%	72.7%
Real estate	4.1%	4.1%
Annuities and longevity swap	13.7%	13.7%
Other	0.7%	3.1%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2024, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
Further, as our benefit plans maintain exposure to non-government investments, a significant system-wide increase in credit spreads would also negatively impact the plan asset values. In general, equity and fixed income risks have been mitigated by company-specific concentration limits and by utilizing multiple equity managers. We do have significant amounts of assets invested with individual fixed income and hedge fund managers, therefore, the plans use outside investment consultants to aid in the oversight of these managers and fund performance.
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

Major Categories of Plan Assets
As of December 31, 2024, our major categories of plan assets included the following:
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

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2024
	Total as of December 31, 2024	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$42.6	$42.6	$—	$—
Bank deposits, short-term bills and notes	40.5	—	40.5	—
Debt
Government debt securities	290.6	—	290.6	—
Interest and inflation linked assets	415.0	—	402.7	12.3
Annuities and longevity swap
Buy-in annuities and longevity swap	373.6	—	—	373.6
Other
Repurchase agreements	(244.2)	(244.2)	—	—
Recoverable taxes	0.1	0.1	—	—
Private equity	5.7	—	—	5.7
Total fair value of investments excluding NAV per share practical expedient	$923.9	$(201.5)	$733.8	$391.6
The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2024
(In millions)
Fair value of investments excluding NAV per share practical expedient	$923.9
Fair value of investments using NAV per share practical expedient
Debt funds	1,266.2
Equity funds	175.7
Real estate funds	82.3
Private equity funds	28.8
Hedge funds	250.5
Total fair value of plan assets	$2,727.4

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

Fair Value: Level Three Rollforward
The following presents our Level 3 Rollforward for our defined pension plan assets excluding investments using the NAV per share practical expedient.

Amount
(In millions)
Balance as of December 31, 2022	$487.0
Total gain or loss (realized/unrealized)
Realized gain (loss)	—
Unrealized gain (loss) included in AOCI	(34.2)
Purchases, issuances, settlements	(2.7)
Foreign exchange translation (loss) gain	24.5
Balance as of December 31, 2023	$474.6
Total gain or loss (realized/unrealized)
Realized gain (loss)	1.2
Unrealized gain (loss) included in AOCI	(70.8)
Purchases, issuances, settlements	(5.4)
Foreign exchange translation (loss) gain	(8.0)
Balance as of December 31, 2024	$391.6
Expected Cash Flows
Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We took and continue to take steps to reduce our exposure to our pension obligations. Such steps include the closure of the U.K. and U.S. pension plans to future earnings of service credit, benefit modifications in certain Canada plans and the entering into of buy-in and buy-out contracts for certain plans. We may also voluntarily increase funding levels to meet financial goals. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2022, indicated that the plan does not have a funding deficit relative to the plan's statutory funding objective, and therefore, no MCBC contributions are currently required.
For the year ended December 31, 2025, we expect to make contributions to our defined benefit pension plans of approximately $4 million and benefit payments under our OPEB plans of approximately $38 million based on foreign exchange rates as of December 31, 2024. Additionally, we anticipate utilizing approximately $9 million of surplus from certain Canadian defined benefit pension plans to fund employer contributions to certain Canadian defined contribution plans. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans for the next ten years, based on foreign exchange rates as of December 31, 2024, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2025	$206.9	$37.6
2026	194.6	37.4
2027	194.8	37.3
2028	196.0	37.2
2029	197.6	36.8
2030-2034	1,008.2	178.5

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
We recognized costs associated with defined contribution plans of $89.6 million, $76.8 million and $73.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2024 and December 31, 2023, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
12. Income Tax
Our income (loss) before income taxes on which the provision for income taxes was computed was as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Domestic	$1,398.3	$1,486.0	$228.4
Foreign	104.7	(233.5)	(290.9)
Total	$1,503.0	$1,252.5	$(62.5)
The components of the provision for income taxes were as follows:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Current
Federal	$152.1	$200.7	$146.1
State	21.2	22.1	22.3
Foreign	54.5	37.3	(17.2)
Total current tax (benefit) expense	$227.8	$260.1	$151.2
Deferred
Federal	$109.7	$75.0	$56.4
State	13.3	27.8	(26.2)
Foreign	(5.5)	(66.8)	(57.4)
Total deferred tax (benefit) expense	$117.5	$36.0	$(27.2)
Total income tax (benefit) expense	$345.3	$296.1	$124.0

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate was as follows:

	For the years ended
	December 31, 2024		December 31, 2023		December 31, 2022
	($ in millions)
Statutory federal income tax rate	21.0%	$315.7	21.0%	$263.0	21.0%	$(13.1)
State income taxes, net of federal benefits	1.3%	19.0	2.4%	30.6	6.1%	(3.8)
Effect of foreign tax rates	(1.2)%	(17.9)	(2.4)%	(30.5)	92.6%	(57.9)
Effect of foreign tax law and rate changes	(0.1)%	(1.0)	0.9%	11.5	(0.8)%	0.5
Effect of unrecognized tax benefits	0.7%	11.3	0.8%	9.5	(20.5)%	12.8
Change in valuation allowance	1.3%	19.6	0.2%	2.5	1.1%	(0.7)
Acquisition related permanent items	(0.2)%	(3.2)	—%	—	—%	—
Goodwill impairment	—%	—	—%	—	(287.0)%	179.3
Other, net	0.2%	1.8	0.7%	9.5	(10.9)%	6.9
Effective tax rate / Tax (benefit) expense	23.0%	$345.3	23.6%	$296.1	(198.4)%	$124.0
The higher effective tax rate for the year ended December 31, 2024 when compared to the U.S federal statutory rate was primarily related to the impact of a valuation allowance that was recorded on deferred tax assets as a result of the sale of certain U.S. craft businesses in the third quarter of 2024. The sale resulted in the realization of a capital loss for U.S. federal tax purposes. We believe it is unlikely that the deferred tax asset generated by the capital loss will be recognized, and as a result, a $20.0 million valuation allowance was recorded. The effective tax rate was further impacted by the net effect of acquisition-related permanent items, including: (i) the non-taxable gain of $77.9 million recognized upon the consolidation of ZOA in the fourth quarter of 2024, and (ii) the $45.8 million of non-deductible interest expense recorded in the third quarter of 2024 to increase the mandatorily redeemable NCI liability of CBPL to the final redemption value.
The higher effective tax rate for the year ended December 31, 2023 when compared to the U.S. federal statutory rate was not significant and was due to the impacts of state income taxes, foreign tax rates and the impact of a foreign statutory tax rate change enacted in the fourth quarter of 2023.
The lower effective tax rate for the year ended December 31, 2022 when compared to the U.S. federal statutory rate was primarily due to the impact of the $845.0 million partial goodwill impairment, recorded within our Americas segment in the fourth quarter of 2022, which related to goodwill not deductible for tax purposes.
Recently, intergovernmental entities such as the Organization for Economic Development ("OECD") and European Union ("EU") have proposed changes to the existing tax laws of member countries, including model rules introduced by the OECD for a new 15% global minimum tax. In December 2022, the EU member states agreed to incorporate the 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. In addition, several non-EU countries, including Canada and the U.K., have proposed and/or adopted legislation consistent with the OECD global minimum tax framework. The global minimum tax, which is now effective in countries with enacted legislation, did not materially impact our financial or cash tax position in the twelve months ended December 31, 2024. We continue to evaluate the impact on future periods as previously-enacting countries issue related guidance and additional countries consider adoption of the global minimum tax rules.
Our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. federal statutory rate. Specifically, the statutory income tax rates in the countries in Europe in which we operate range from 9% to 25.8%, and Canada has a combined federal and provincial statutory income tax rate of approximately 26%.

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Deferred tax assets
Compensation-related obligations	$47.1	$43.2
Pension and postretirement benefits	14.2	23.7
Tax credit carryforwards	37.8	36.0
Tax loss carryforwards	305.3	312.8
Accrued liabilities and other	216.4	202.5
Valuation allowance	(79.9)	(61.9)
Deferred tax assets	$540.9	$556.3
Deferred tax liabilities
Fixed assets	348.6	354.9
Partnerships and investments	44.9	38.7
Intangible assets	2,738.3	2,679.9
Derivative instruments	42.3	12.2
Accrued liabilities and other	13.4	—
Deferred tax liabilities	$3,187.5	$3,085.7
Net deferred tax liabilities	$2,646.6	$2,529.4
Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded in each period presented are appropriate. The higher valuation allowance for the year ended December 31, 2024 related to the realization of a capital loss for U.S. federal tax purposes following the sale of certain of our U.S. craft businesses. We believe it is unlikely that the capital loss will be recognized, and as a result, a $20.0 million valuation allowance against the related deferred tax asset was recorded in the third quarter of 2024.
As of December 31, 2024, we have deferred tax assets for U.S. tax loss and credit carryforwards that expire between 2025 and 2044 of $90.6 million and U.S. tax losses that may be carried forward indefinitely of $14.0 million. We have foreign tax loss and credit carryforwards that expire between 2025 and 2044 of $189.5 million and foreign tax losses that may be carried forward indefinitely of $40.2 million.
The following table presents our net deferred tax liabilities as of December 31, 2024 and December 31, 2023.

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Domestic deferred tax liabilities	$2,184.0	$2,029.7
Foreign deferred tax assets	38.6	123.7
Foreign deferred tax liabilities	501.2	623.4
Net deferred tax liabilities	$2,646.6	$2,529.4
The total foreign deferred tax assets above are presented within other assets on the consolidated balance sheets and domestic and foreign deferred tax liabilities above are presented within deferred tax liabilities on the consolidated balance sheets. The deferred tax liability amounts as of December 31, 2024 and December 31, 2023 excluded $48.2 million and $44.1 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of deferred tax assets, which was presented within deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, was as follows.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Balance at beginning of year	$48.9	$39.3	$28.0
Additions for tax positions related to the current year	23.7	12.9	15.9
Additions for tax positions of prior years	0.8	0.8	1.9
Reductions for tax positions related to the current year	(10.7)	(2.0)	—
Reductions for tax positions of prior years	(0.9)	(1.7)	—
Settlements	(0.9)	—	(3.7)
Release due to statute expirations	(1.7)	(0.7)	(1.3)
Foreign currency adjustment	(0.7)	0.3	(1.5)
Balance at end of year	$58.5	$48.9	$39.3
Our remaining unrecognized tax benefits as of December 31, 2024, related to tax years that were open to examination. As of December 31, 2024 and December 31, 2023, we had remaining unrecognized tax benefits recorded within other liabilities in our consolidated balance sheets of $11.6 million and $5.0 million, respectively. The remaining balance of our unrecognized tax benefits was recorded within deferred tax liabilities in our consolidated balance sheets. Annual tax provisions included amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. We recognized immaterial interest and penalties related to unrecognized tax benefits as part of income taxes on our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. If we were to prevail on all uncertain tax positions, the reversal of this accrual, inclusive of interest and penalties, would result in a benefit of $49.1 million. As of December 31, 2024, we do not anticipate material changes to our remaining unrecognized tax benefit position within the next 12 months.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through 2019 are closed or have been settled through examination except for issues relating to intercompany cross-border transactions, which are separately closed or have been settled through examination for tax years through 2016. Tax years through 2014 are closed for most European jurisdictions in which we operate, with statutes of limitations varying from 3 to 7 years for most jurisdictions.
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
13. Commitments and Contingencies
Letters of Credit
As of December 31, 2024, we had $45 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2025 and $12 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes and are not included on our consolidated balance sheets.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2024 and December 31, 2023, the consolidated balance sheets include liabilities related to these guarantees of $34.2 million and $36.9 million, respectively. See Note 3, "Investments" for further detail.

Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser and certain purchased tax credits. Our exposure related to the tax, civil and labor indemnity claims is capped at $68 million, with the indemnity limited to settlement amounts in excess of amounts disclosed for existing contingencies at the date of sale and reduced by any subsequent settlements including offsetting impacts of any favorable amounts. Related to the purchased tax credits, we settled a portion of our tax credit indemnity obligation during 2010. The maximum potential claims amount for the remainder of the purchased tax credits was $12.2 million as of December 31, 2024.
Our estimates for a recorded liability consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. The liabilities are impacted by changes in estimates regarding amounts that could be paid, the timing of such payments, adjustments to the probabilities assigned to various scenarios and foreign currency exchange rates. Our indemnity may cover certain fees and expenses that Kaiser incurs to manage any cases finally determined to be unsuccessful through the administrative and judicial systems. Based on our assessment of the probability of these indemnities, we have recorded an immaterial amount as of December 31, 2024.
Future settlement procedures and related negotiation activities associated with these contingencies are largely outside of our control. Due to the uncertainty involved with the ultimate outcome and timing of these contingencies, significant adjustments to the carrying values of the indemnity obligations have been recorded to date and additional future adjustments may be required. These liabilities are denominated in Brazilian Reais and are therefore, subject to foreign exchange gains or losses. As a result, these foreign exchange gains and losses are recorded within other non-operating income (expense), net.
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
The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2024. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(In millions)
2025	$132.6	$200.5
2026	192.8	163.4
2027	87.9	109.4
2028	94.5	88.1
2029	89.7	100.1
Thereafter	265.3	72.5
Total	$862.8	$734.0
Total purchases under our long-term unconditional, non-cancellable supply and distribution contracts were approximately $0.4 billion, during each of the years ended December 31, 2024, 2023 and 2022.

Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $71.1 million and $70.2 million as of December 31, 2024 and December 31, 2023, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, we believe adequate reserves have been provided for losses that are probable and estimable. Additionally, as noted below, there are certain loss contingencies that we deem reasonably possible for which a range of loss is not estimable at this time; for all other matters, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our consolidated financial statements.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand had “rebranded” itself as “Stone” and was marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company sought treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. On May 31, 2018, Stone Brewing Company filed a motion to dismiss MCBC USA's counterclaims and for a preliminary injunction seeking to bar MCBC USA from continuing to use “STONE” on Keystone Light cans and related marketing materials. In March 2019, the court denied Stone Brewing Company’s motion for preliminary injunction and its motion to dismiss MCBC USA's counterclaims. The jury trial began on March 7, 2022. The jury returned a verdict in which it concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. The jury also found that no "willful" trademark infringement had occurred. The trial court subsequently denied Stone Brewing Company’s motion for permanent injunction, motion for disgorgement of profits and motion for treble damages. Judgment was entered on September 8, 2022. Both parties filed post-trial motions, including MCBC USA’s renewed motion for judgment as a matter of law or, in the alternative, a new trial and/or remittitur and Stone Brewing Company’s motion for partial new trial of equitable issues. The court denied both parties' post-trial motions on September 25, 2023. On October 24, 2023, MCBC USA filed a notice of appeal in the 9th Circuit Court of Appeals, oral argument was heard in November 2024, and on December 30, 2024, the 9th Circuit affirmed the judgment. As of December 31, 2024 and December 31, 2023, the Company had a recorded accrued liability of $60.6 million within accounts payable and other current liabilities and $58.5 million within other liabilities, respectively, on our consolidated balance sheets reflecting the best estimate of probable loss in this case based on the judgment plus associated post-judgment interest. On January 29, 2025, the Company paid $60.6 million in final resolution of this matter.
Regulatory Contingencies
The Province of Ontario and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd. (collectively, the "Representative Owners") and BRI, operating under the name The Beer Store ("TBS") are parties to a Master Framework Agreement ("MFA") that dictates the terms of the beer distribution and retail systems in the Province of Ontario. In December 2023, the Province of Ontario notified the Representative Owners and TBS that it would not be renewing the MFA after the initial term expires on December 31, 2025. An Early Implementation Agreement ("EIA") was entered into on May 23, 2024, between the Province of Ontario, the Representative Owners and TBS concerning the intended features of the future marketplace for beer distribution and retail systems in the Province of Ontario. The EIA was effective July 18, 2024, with provisions continuing until December 31, 2030, except certain provisions which end December 31, 2025. TBS shall remain the primary distributor of beer to all retailers from the commencement date of the EIA to the end of the agreement, December 31, 2030. In summary, the EIA removed grocery store pack size restrictions on beer, wine, cider and ready-to-drink alcoholic beverages as of July 18, 2024, in addition to allowing for the expansion of licensed sale of beer, wine and ready-to-drink alcoholic beverages to all convenience stores which began on September 5, 2024 and all eligible grocery and big-box grocery stores which began on October 31, 2024.

The Province of Ontario will provide financial support to TBS and the representative owners of up to CAD 225 million through reimbursement of costs incurred in connection with the early implementation and to TBS in connection with the operation of the agreed upon retail footprint through December 31, 2025. The EIA requires TBS to maintain at least 386 retail locations in Ontario to support recycling, cash and carry and to preserve employment through June 30, 2025. Subsequently, TBS has the right to close retail locations to reduce the number of retail locations to a minimum of 300 by December 31, 2025. From January 1, 2026, onward, TBS will have full discretion to maintain an adequate number of retail locations determined by TBS in its sole and absolute discretion. Due to the anticipated increased competition from grocery stores and convenience stores, TBS anticipates closing stores during the year ended December 31, 2025, in line with the allowable reduction under the EIA with future closures dependent on the evolution of the expanded retail marketplace. We continue to evaluate the impacts of the EIA and the expected future marketplace for beer distribution and retail systems in the Province of Ontario on our results of operations.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized for the years ended December 31, 2024, 2023 and 2022 were immaterial to our consolidated statements of operations.
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
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2024 are approximately $4 million and $6 million, respectively. Cost estimates were discounted using a 4.53% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability and none are expected.
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
EMEA&APAC
We are subject to the requirements of governmental and local environmental and occupational health and safety laws and regulations within each of the countries in which we operate. Compliance with these laws and regulations did not materially affect our 2024 capital expenditures, results of operations or our financial or competitive position, and we do not currently anticipate that they will do so in 2025.
14. Stockholders' Equity
Changes to the number of shares of capital stock outstanding were as follows:

	Common stock outstanding		Exchangeable shares outstanding
	Class A	Class B	Class A	Class B
	(Share amounts in millions)
Balance as of December 31, 2021	2.6	200.6	2.7	11.1
Shares issued under equity compensation plans	—	0.3	—	—
Purchase of treasury shares	—	(1.0)	—	—
Shares exchanged for common stock	—	0.1	—	(0.1)
Balance as of December 31, 2022	2.6	200.0	2.7	11.0
Shares issued under equity compensation plans	—	0.4	—	—
Purchase of treasury shares	—	(3.4)	—	—
Shares exchanged for common stock	—	1.6	—	(1.6)
Balance as of December 31, 2023	2.6	198.6	2.7	9.4
Shares issued under equity compensation plans	—	0.8	—	—
Purchase of treasury shares	—	(10.9)	—	—
Shares exchanged for common stock	—	2.2	—	(2.2)
Balance as of December 31, 2024	2.6	190.7	2.7	7.2
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
The following table presents the shares repurchased and aggregate cost, including brokerage commissions and excise taxes incurred, under the current and superseded share repurchase programs for the years ended December 31, 2024, 2023 and 2022.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Shares repurchased	10,907,779	3,454,694	995,000
Aggregate cost (in millions)	$645.2	$212.7	$51.5

15. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2021	$(558.7)	$(131.0)	$(275.1)	$(41.2)	$(1,006.0)
Foreign currency translation adjustments	(356.1)	—	1.2	—	(354.9)
Cumulative translation adjustment reclassified from other comprehensive income (loss)(1)	12.1	—	—	—	12.1
Gain (loss) recognized on net investment hedges	53.2	—	—	—	53.2
Unrealized gain (loss) recognized on derivative instruments	—	209.7	—	—	209.7
Derivative instrument activity reclassified from other comprehensive income (loss)	—	12.9	—	—	12.9
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	(78.2)	—	(78.2)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(2.1)	—	(2.1)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	18.7	18.7
Tax benefit (expense)	(25.7)	(59.4)	19.1	(4.9)	(70.9)
As of December 31, 2022	$(875.2)	$32.2	$(335.1)	$(27.4)	$(1,205.5)
Foreign currency translation adjustments	113.5	—	—	—	113.5
Cumulative translation adjustment reclassified from other comprehensive income (loss)(2)	(0.7)	—	—	—	(0.7)
Gain (loss) recognized on net investment hedges	(26.5)	—	—	—	(26.5)
Unrealized gain (loss) recognized on derivative instruments	—	(3.6)	—	—	(3.6)
Derivative instrument activity reclassified from other comprehensive income (loss)	—	1.3	—	—	1.3
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	(8.5)	—	(8.5)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(15.0)	—	(15.0)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	15.4	15.4
Tax benefit (expense)	10.9	0.7	5.9	(4.2)	13.3
As of December 31, 2023	$(778.0)	$30.6	$(352.7)	$(16.2)	$(1,116.3)
Foreign currency translation adjustments	(339.9)	—	—	—	(339.9)
Cumulative translation adjustment reclassified from noncontrolling interest to accumulated other comprehensive income (loss)(3)	(3.5)	—	—	—	(3.5)
Gain (loss) recognized on net investment hedges	54.6	—	—	—	54.6
Unrealized gain (loss) recognized on derivative instruments	—	70.6	—	—	70.6
Derivative instrument activity reclassified from other comprehensive income (loss)	—	(0.3)	—	—	(0.3)
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	(10.1)	—	(10.1)
Pension and other postretirement activity reclassified from other comprehensive income (loss)(4)	—	—	24.3	—	24.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(0.5)	(0.5)
Tax benefit (expense)	(20.2)	(17.3)	(3.9)	0.1	(41.3)
As of December 31, 2024	$(1,087.0)	$83.6	$(342.4)	$(16.6)	$(1,362.4)
(1)As a result of the completion of the sale of our non-operating India entity during the year ended December 31, 2022, the associated cumulative foreign currency translation adjustments were reclassified from AOCI and recognized within other operating income (expense), net.
(2)As a result of the sale of our interest in Truss, the associated cumulative foreign currency translation adjustment was reclassified from AOCI. The impact of the cumulative foreign currency translation adjustment was recorded in other operating income (expense), net, as a component of the loss on sale when the entity was disposed during the third quarter of 2023.

(3)Our partner in the CBPL U.K. partnership agreement exercised a put option in March 2024 which triggered the NCI to become mandatorily redeemable and required reclassification to accounts payable and other current liabilities in the consolidated balance sheets. The cumulative translation adjustment recorded on the mandatorily redeemable NCI was reclassified to AOCI. See further discussion of this transaction in Note 1."Basis of Presentation and Summary of Significant Accounting Policies."
(4)This is inclusive of a settlement loss of $34.0 million recorded as a result of the purchase of annuity contracts for two of our Canadian pension plans which transferred pension plan liabilities, along with the associated administration of benefits, to an insurance company using the plan's respective pension plan assets during the third quarter of 2024. See further discussion of this transaction in Note 11. "Employee Retirement Plans and Postretirement Benefits."
We have significant levels of net assets denominated in currencies other than USD due to our operations in foreign countries, and therefore we recognize OCI gains and/or losses when those items are translated to USD. The foreign currency translation adjustment losses during 2024 were primarily due to the weakening of the CAD and certain currencies of our Europe operations versus the USD. The foreign currency translation adjustment gains during 2023 were primarily due to the strengthening of the CAD, GBP, EUR and certain other currencies of our Europe operations versus the USD. The foreign currency translation adjustment losses during 2022 were primarily due to the weakening of the CAD, GBP, EUR and certain other currencies of our Europe operations versus the USD.
Reclassifications from AOCI

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	Reclassifications from AOCI			Locations of Reclassifications
	(In millions)
Gain/(loss) on cash flow hedges
Forward starting interest rate swaps	$(3.4)	$(5.2)	$(14.3)	Interest expense, net
Foreign currency forwards	4.4	4.9	1.8	Cost of goods sold
Foreign currency forwards	(0.7)	(1.0)	(0.4)	Other non-operating income (expense), net
Total income (loss) reclassified, before tax	0.3	(1.3)	(12.9)
Income tax benefit (expense)	(0.1)	0.4	3.5
Net income (loss) reclassified, net of tax	$0.2	$(0.9)	$(9.4)

Amortization of defined benefit pension and other postretirement benefit plan items
Prior service benefit (cost)	$0.4	$0.4	$0.4	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	(24.7)	14.6	1.7	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	(24.3)	15.0	2.1
Income tax benefit (expense)	6.7	(3.8)	(0.5)
Net income (loss) reclassified, net of tax	$(17.6)	$11.2	$1.6

Other reclassifications from AOCI
Cumulative translation adjustment resulting from sale of disposal groups	$—	$0.7	$(12.1)	Other operating income (expense), net
Net income (loss) reclassified, net of tax	$—	$0.7	$(12.1)

Total income (loss) reclassified, net of tax	$(17.4)	$11.0	$(19.9)

16. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2024 and all outstanding awards fall under this plan.
Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs and stock options.
RSU awards are issued based upon the market value equal to the price of our Class B common stock at the date of grant and generally vest over a period of three years. During the years ended December 31, 2024, 2023 and 2022, we granted 0.4 million, 0.5 million and 0.5 million RSUs, respectively, with a weighted-average market value of $61.89, $54.97 and $52.05 each, respectively. Prior to vesting, RSUs have no voting rights but participate in dividends.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are granted based on elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer in the form of DSUs or stock. The DSU awards are issued at the market value equal to the price of our stock at the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights but participate in dividends. During the years ended December 31, 2024, 2023 and 2022, we granted a small number of DSUs.
PSU awards are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the stock market index defined by each award and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on fair values assigned to the market and performance metrics upon grant. For the PSUs granted in 2022 and 2023, the market metric is based upon a Monte Carlo model, with the market metric remaining constant throughout the vesting period of three years while the performance metric is based upon the market value equal to the price of our stock at the date of grant, varying based on a multiplier tied to projected performance metric attainment. Beginning in 2024, we granted PSU awards that had a performance metric with a market metric modifier, for which a fair value was assigned for the award upon grant utilizing a Monte Carlo model and total expense is based on the projected performance metric attainment. During the years ended December 31, 2024, 2023 and 2022, we granted 0.2 million, 0.3 million and 0.3 million PSUs, respectively, each with a weighted-average fair value of $64.83, $62.31 and $62.98, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. Beginning in 2024, the pool of recipients for stock options expanded to include additional employees. During the years ended December 31, 2024, 2023 and 2022, we granted 0.8 million, 0.2 million and 0.3 million options, respectively, each with a weighted-average fair value of $16.13, $13.38 and $12.16, respectively.
Beginning with awards granted in 2020, RSU and PSU awards entitle participants to receive dividends earned during the vesting period, subject to the performance, vesting and other conditions, including forfeiture, applicable to the respective awards.
The following table presents the pre-tax and after-tax share-based compensation expense.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Pre-tax share-based compensation expense	$43.1	$44.9	$33.6
Tax benefit	(8.5)	(7.8)	(5.9)
After-tax share-based compensation expense	$34.6	$37.1	$27.7
As of December 31, 2024, there was $58.1 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

The following table presents the activity for RSUs, DSUs and PSUs. PSUs are presented at the target number of shares until vesting or cancellation occurs based on final performance attainment.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2023	1.3	$51.26	0.9	$56.75
Granted	0.4	$61.89	0.2	$64.83
Vested	(0.4)	$47.01	(0.5)	$48.56
Forfeited	(0.1)	$55.06	—	$61.90
Adjustment for performance results achieved	—	$—	0.2	$54.04
Non-vested as of December 31, 2024	1.2	$56.21	0.8	$63.34
The total intrinsic values of RSUs and DSUs vested during the years ended December 31, 2024, 2023 and 2022 were $26.2 million, $22.0 million and $17.2 million, respectively.
The following table presents the activity for stock options.

	Stock options
	Awards	Weighted- average exercise price per unit	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2023	1.5	$57.25	6.1	$11.7
Granted	0.8	$62.34
Exercised	(0.2)	$52.14
Forfeited	—	$59.49
Outstanding as of December 31, 2024	2.1	$59.39	6.8	$6.1
Expected to vest as of December 31, 2024	0.9	$60.13	8.8	$0.9
Exercisable as of December 31, 2024	1.1	$58.64	5.0	$5.2
The total intrinsic values of exercises during the years ended December 31, 2024, 2023 and 2022 were $2.2 million, $2.2 million and $0.7 million, respectively. Total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised during the years ended December 31, 2024, 2023 and 2022 was $11.3 million, $5.2 million and $2.9 million, respectively.
The shares of Class B common stock to be issued under our equity plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2024, there were 2.9 million shares of MCBC Class B common stock available for issuance under the Incentive Compensation Plan.
The fair value of each stock option granted during the years ended December 31, 2024, 2023 and 2022 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Risk-free interest rate	4.09%	4.05%	1.88%
Dividend yield	2.82%	3.04%	2.86%
Volatility range	23.35% - 31.39%	22.62% - 32.04%	30.91% - 33.85%
Weighted-average volatility	28.92%	29.69%	31.65%
Expected term (years)	6.2	5.6	5.7
Weighted-average fair value	$16.13	$13.38	$12.16

The risk-free interest rates utilized for periods throughout the expected term of the stock options are based on a zero-coupon U.S. Department of Treasury security yield at the time of grant. Expected volatility is based on a combination of historical and implied volatility of our stock. The expected term of stock options is estimated based upon observations of historical employee option exercise patterns and trends of those employees granted options in the respective year.
The fair values of each PSU granted during the year ended December 31, 2024 and the fair value of the market metric for each PSU granted during the years ended December 31, 2023 and 2022 were determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
Risk-free interest rate	4.32%	4.42%	1.58%
Volatility range	15.88% - 66.30%	17.19% - 35.87%	22.65% - 45.30%
Weighted-average volatility	25.38%	32.58%	35.93%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$64.83	$62.31	$62.98
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

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Restructuring(1)
Employee-related charges	$(2.6)	$(4.1)	$(6.0)
Asset abandonment and other restructuring costs	(104.2)	—	(3.1)
Intangible and tangible asset impairments, excluding goodwill(2)	—	(160.8)	(36.3)
Gains (losses) on disposals and other(1)(3)	41.4	2.2	6.8
Other operating income (expense), net	$(65.4)	$(162.7)	$(38.6)
(1)During the year ended December 31, 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation of $93.6 million. In addition, we recognized a loss of $41.2 million related to the disposal of the sold businesses. We expect to continue to incur incremental restructuring charges during the first quarter of 2025 through completion of wind down and closure of certain remaining U.S. craft facilities. Remaining charges are estimated to total approximately $15 million to $20 million, consisting primarily of accelerated depreciation.
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

(3)During the year ended December 31, 2024, we further increased our investment in ZOA resulting in consolidation and recognized a gain of $77.9 million representing the difference between the fair value and the carrying value of our previously held equity interest on the acquisition date.
During the third quarter of 2023, we sold our 57.5% controlling interest in Truss in Canada to Tilray Brands and recognized a loss of $11.1 million upon deconsolidation of the business.
18. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate and include the Americas and EMEA&APAC segments. Our Americas segment operates in the U.S., Canada and various countries in Latin America and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific. We also have certain activity that is not allocated to our segments, which has been reflected as Unallocated below.
The Company’s CODM who reviews our two reporting segments is the President and Chief Executive Officer. The primary measure of profitability is income (loss) before income taxes. The CODM assesses income (loss) before income taxes to compare current results to budgeted and prior year results at the segment level to assess segment performance. This metric is also used to evaluate the income (loss) generated from segment assets and deciding whether to reinvest in the segment, reallocate resources to another segment, or for other purposes such as dividends or share repurchases.
Reporting Segments
Americas
The Americas segment consists of our production, marketing and sales of our owned brands and partner brands in the U.S., Canada and various countries in Latin America. We have contract brewing agreements to brew, package, market, distribute and/or sell certain products in the Americas as well as joint venture arrangements in Canada to distribute and sell beer in Ontario and the western provinces of Canada.
EMEA&APAC
The EMEA&APAC segment consists of our production, marketing and sales of our owned brands and partner brands in the U.K., Central Europe and various other European countries, along with certain countries within the Middle East, Africa and Asia Pacific. The EMEA&APAC segment includes the sale of factored brands in the U.K. which occurs when we distribute beer, wine, spirits and other products owned and produced by other companies to the on-premise channel such as bars and restaurants.
Unallocated
We also have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, foreign exchange gains and losses on intercompany balances as well as realized and unrealized changes in fair value on derivative instruments not designated in hedging relationships related to financing and other treasury-related activities. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment and all other components remain in Unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2024, 2023 or 2022.
Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment royalties received from and sales to the EMEA&APAC segment.

The following tables present net sales and other activity by segment to arrive at income (loss) before income taxes as well as a reconciliation of amounts shown as income (loss) before income taxes to net income (loss) attributable to MCBC.

	Year ended December 31, 2024
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$9,240.2	$2,411.1	$—	$(24.3)	$11,627.0
Cost of goods sold	(5,561.8)	(1,588.9)	32.8	24.3	(7,093.6)
Marketing and sales expenses	(1,103.8)	(252.7)	—	—	(1,356.5)
General and administrative expenses	(985.8)	(375.2)	—	—	(1,361.0)
Other operating income (expense), net	(71.3)	5.9	—	—	(65.4)
Equity income (loss)	2.7	—	—	—	2.7
Interest expense	(1.7)	(50.9)	(230.1)	—	(282.7)
Interest income	0.3	0.4	34.7	—	35.4
Other segment items(1)	4.5	(4.4)	(3.0)	—	(2.9)
Income (loss) before income taxes	$1,523.3	$145.3	$(165.6)	$—	$1,503.0
Income tax benefit (expense)					(345.3)
Net income (loss)					1,157.7
Net (income) loss attributable to noncontrolling interests					(35.3)
Net income (loss) attributable to MCBC					$1,122.4

	Year ended December 31, 2023
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$9,425.2	$2,296.1	$—	$(19.2)	$11,702.1
Cost of goods sold	(5,684.0)	(1,575.0)	(93.5)	19.2	(7,333.3)
Marketing and sales expenses	(1,136.6)	(236.8)	—	—	(1,373.4)
General and administrative expenses	(1,049.7)	(356.8)	—	—	(1,406.5)
Other operating income (expense), net	1.9	(164.6)	—		(162.7)
Equity income (loss)	12.0	—	—	—	12.0
Interest expense	(1.4)	(4.6)	(228.0)	—	(234.0)
Interest income	0.7	0.7	24.0	—	25.4
Other segment items(1)	(1.4)	(0.1)	24.4	—	22.9
Income (loss) before income taxes	$1,566.7	$(41.1)	$(273.1)	$—	$1,252.5
Income tax benefit (expense)					(296.1)
Net income (loss)					956.4
Net (income) loss attributable to noncontrolling interests					(7.5)
Net income (loss) attributable to MCBC					$948.9

	Year ended December 31, 2022
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,711.5	$2,005.2	$—	$(15.7)	$10,701.0
Cost of goods sold	(5,445.2)	(1,386.4)	(229.9)	15.7	(7,045.8)
Marketing and sales expenses	(1,044.8)	(224.9)	—	—	(1,269.7)
General and administrative expenses	(1,034.3)	(314.8)	—	—	(1,349.1)
Goodwill impairment	(845.0)	—	—	—	(845.0)
Other operating income (expense), net	(26.5)	(12.1)	—	—	(38.6)
Equity income (loss)	4.7	—	—	—	4.7
Interest expense	(1.5)	(5.1)	(244.0)	—	(250.6)
Interest income	0.2	0.2	3.9	—	4.3
Other segment items(1)	(6.2)	(1.1)	33.6	—	26.3
Income (loss) before income taxes	$312.9	$61.0	$(436.4)	$—	$(62.5)
Income tax benefit (expense)					(124.0)
Net income (loss)					(186.5)
Net (income) loss attributable to noncontrolling interests					11.2
Net income (loss) attributable to MCBC					$(175.3)
(1)Other segment items include other pension and postretirement benefit (cost), net and other non-operating income (expense), net.
The following table presents total assets and select cash flow information by segment.

	Assets		Depreciation and amortization			Capital expenditures
	As of December 31,		For the years ended December 31,			For the years ended December 31,
	2024	2023	2024	2023	2022	2024	2023	2022
	(In millions)
Americas	$22,706.8	$22,753.8	$592.9	$514.4	$526.9	$487.9	$525.8	$483.5
EMEA&APAC	3,357.5	3,621.3	166.5	168.4	157.9	186.2	145.7	177.9
Consolidated	$26,064.3	$26,375.1	$759.4	$682.8	$684.8	$674.1	$671.5	$661.4
The following table presents net sales by geography based on the location of the customer.

	For the years ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In millions)
Net sales to unaffiliated customers
United States and its territories	$7,823.0	$8,059.6	$7,405.6
Canada	1,278.3	1,224.0	1,165.3
United Kingdom	1,372.7	1,313.7	1,166.3
Other countries(1)	1,153.0	1,104.8	963.8
Consolidated net sales	$11,627.0	$11,702.1	$10,701.0
(1)Reflects net sales within certain countries in Europe, Latin America, the Middle East, Africa and Asia. No individual country within the other countries line has total net sales exceeding 10% of total consolidated net sales.

The following table presents property, plant and equipment, net and operating ROU assets by geographic location. See Note 8, "Leases" for further information on our operating ROU assets and Note 5, "Property, Plant and Equipment" for further information on our property, plant and equipment, net.

	As of
	December 31, 2024	December 31, 2023
	(In millions)
Property, plant and equipment, net and operating ROU assets
United States and its territories	$2,850.2	$2,720.2
Canada	874.9	1,002.9
United Kingdom	450.8	414.1
Other countries(1)	473.5	508.0
Consolidated property, plant and equipment, net and operating ROU assets	$4,649.4	$4,645.2
(1)Reflects property, plant and equipment, net and operating ROU assets within certain countries in Europe, Latin America, Africa and Asia. No individual country within the other countries line has total property, plant and equipment, net or operating ROU assets exceeding 10% of total consolidated property, plant and equipment, net or operating ROU assets, respectively.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
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

Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
Other than as set forth below, during the three months ended December 31, 2024, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
On November 14, 2024, Gavin Hattersley, our President, Chief Executive Officer and Director, entered into a pre-arranged stock trading plan intended to qualify as a Rule 10b5-1 trading arrangement (the "Hattersley 10b5-1 Sales Plan"). The Hattersley 10b5-1 Sales Plan provides for the potential exercise of vested stock options and the associated sale of up to 155,789 shares of the Company's Class B common stock generated from the exercise of the aforementioned options between February 27, 2025 and February 27, 2026. Further, the Hattersley 10b5-1 Sales Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2024.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2024.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2024.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:
(1)Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
Notes to Consolidated Financial Statements
(2)Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, December 31, 2023 and December 31, 2022
(3)Exhibit list

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Beverage Company, as amended to date.	10-K	3.1	February 12, 2020
3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company.	8-K	3.1	May 23, 2022
4.1.1	Specimen Class A Common Stock Certificate	10-K	4.1.1	February 12, 2020
4.1.2	Specimen Class B Common Stock Certificate	10-K	4.1.2	February 12, 2020
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.2.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.2.9	Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated May 3, 2012, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	October 29, 2020
4.2.10	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012
4.3	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.4.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.4.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.4.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.4.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.4.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.4.6	Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.4.7	Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.4.8	Seventh Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.3	October 29, 2020
4.4.9	Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.4.10	Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.5.1	Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.5.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016
4.5.3	Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.5.4	Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.5.5	Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.5.6	Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018
4.5.7	Sixth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	October 29, 2020
4.5.8	Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.6.1	Indenture, dated as of May 29, 2024, among Molson Coors Beverage Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, as Trustee.	8-K	4.1	May 29, 2024
4.6.2	First Supplemental Indenture, dated as of May 29, 2024, among Molson Coors Beverage Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, as Trustee.	8-K	4.2	May 29, 2024
4.6.3	Form of 3.800% Senior Notes due 2032	8-K	4.2	May 29, 2024
4.7	Description of Registrant's Capital Stock				X

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
4.8		Description of Registrant's 3.800% Senior Notes due 2032.				X
10.1	*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1	*	Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan.	8-K	10.1	May 28, 2021
10.2.2	*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.3	*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.2.4	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.7	February 23, 2022
10.2.5	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2024.	10-Q	10.4	April 30, 2024
10.2.6	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2024 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.7	April 30, 2024
10.2.7	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2024 applicable to Gavin D.K. Hattersley.	10-Q	10.10	April 30, 2024
10.2.8	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-Q	10.6	May 2, 2023
10.2.9	*	Form of Director Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.9	February 23, 2022
10.2.10	*	Form of Nonqualified Stock Option pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.10	February 23, 2022
10.2.11	*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024.	10-Q	10.2	April 30, 2024
10.2.12	*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.5	April 30, 2024

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.2.13	*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to Gavin D.K. Hattersley.	10-Q	10.8	April 30, 2024
10.2.14	*	Form of Cash-Settled Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.11	February 23, 2022
10.2.15	*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022.	10-Q	10.1	May 3, 2022
10.2.16	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.2	May 3, 2022
10.2.17	*	Form of Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.3	May 3, 2022
10.2.18	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2023.	10-Q	10.6	May 2, 2023
10.2.19	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024.	10-Q	10.3	April 30, 2024
10.2.20	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.6	April 30, 2024
10.2.21	*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to Gavin D.K. Hattersley.	10-Q	10.9	April 30, 2024
10.3	*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4	*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
10.5	*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019.	8-K	10.1	July 24, 2019
10.6	*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.7	*	Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin D.K. Hattersley.	8-K	10.1	July 31, 2019
10.8	*	Offer Letter, dated February 23, 2023, by and between Molson Coors Beverage Company and Michelle St. Jacques.	8-K	10.1	February 28, 2023

			Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number		Document Description	Form	Exhibit	Filing Date
10.9	*	Offer Letter, dated July 21, 2023, by and between Molson Coors Beverage Company and Natalie G. Maciolek.	10-Q	10.1	April 30, 2024
10.10.1	*	Directors Service Agreement, dated January 1, 2022, by and between Zagrebačka Pivovara d.o.o. and Sergii Ieskov.	10-Q	10.2	May 2, 2023
10.10.2	*	Mutual Agreement on Termination between Sergii Ieskov, Zagrebačka Pivovara d.o.o., and Molson Coors Beverage Company dated October 17, 2024	8-K	10.1	October 18, 2024
10.11.1	**	Amended and Restated Credit Agreement, dated June 26, 2023, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	June 28, 2023
10.11.2	**	Amended and Restated Subsidiary Guarantee Agreement, dated June 26, 2023, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, each subsidiary listed on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	June 28, 2023
10.11.3		Amendment No. 1 and Extension Agreement, dated as of June 3, 2024, by and among Molson Coors Beverage Company, the Extending Lenders party thereto and Citibank, N.A., as Administrative Agent.	8-K	10.1	June 7, 2024
10.12		Form of Commercial Paper Dealer Agreement	8-K	10.3	July 13, 2017
10.13		Form of Amendment to Commercial Paper Dealer Agreement	10-K	10.12	February 21, 2023
19		Insider Trading Policy				X
21		Subsidiaries of the Registrant.				X
22		Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.				X
23		Consent of Independent Registered Public Accounting Firm.				X
31.1		Section 302 Certification of Chief Executive Officer.				X
31.2		Section 302 Certification of Chief Financial Officer.				X
32		Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				XX
97	*	Global Incentive Compensation Clawback Policy	10-K	97	February 20, 2024	X
101.INS	***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	***	XBRL Taxonomy Extension Schema Document				X
101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document				X
104		Cover page formatted as Inline XBRL and contained in Exhibit 101.				X

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
(c)Other Financial Statement Schedules
SCHEDULE II
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange impact	Balance at end of year
Deferred tax valuation allowance
Year ended:
December 31, 2024	$61.9	$29.3	$(9.6)	$(1.7)	$79.9
December 31, 2023	$57.2	$13.2	$(10.2)	$1.7	$61.9
December 31, 2022	$60.7	$20.6	$(23.0)	$(1.1)	$57.2
Additional amounts related to the deferred tax valuation allowance are primarily due to the valuation allowance that was recorded on deferred tax assets in the third quarter of 2024 related to the sale of certain of our U.S. craft businesses. The sale resulted in the realization of a capital loss for U.S. tax purposes. We believe it is more likely than not that the deferred tax asset generated by the capital loss will not be recognized, and as a result, a $20.0 million valuation allowance was recorded for the twelve months ended December 31, 2024. Deduction amounts are primarily due to the re-evaluation of deferred tax assets.
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
February 18, 2025
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
February 18, 2025