Form 10-Q
period 2025-03-31
MOLSON COORS BEVERAGE CO
filed 2025-05-08
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2025:
Class A Common Stock — 2,563,034 shares
Class B Common Stock — 189,837,546 shares
Exchangeable shares:
As of May 1, 2025, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable shares — 2,678,963 shares
Class B Exchangeable shares — 7,093,946 shares
The Class A exchangeable shares and Class B exchangeable shares are shares of the share capital in Molson Coors Canada Inc., a wholly-owned subsidiary of the registrant. They are publicly traded on the Toronto Stock Exchange under the symbols TPX.A and TPX.B, respectively. These shares are intended to provide substantially the same economic and voting rights as the corresponding class of Molson Coors common stock in which they may be exchanged. In addition to the registered Class A common stock and the Class B common stock, the registrant has also issued and outstanding one share each of a Special Class A voting stock and Special Class B voting stock. The Special Class A voting stock and the Special Class B voting stock provide the mechanism for holders of Class A exchangeable shares and Class B exchangeable shares to be provided instructions to vote with the holders of the Class A common stock and the Class B common stock, respectively. The holders of the Special Class A voting stock and Special Class B voting stock are entitled to one vote for each outstanding Class A exchangeable share and Class B exchangeable share, respectively, excluding shares held by the registrant or its subsidiaries, and generally vote together with the Class A common stock and Class B common stock, respectively, on all matters on which the Class A common stock and Class B common stock are entitled to vote. The Special Class A voting stock and Special Class B voting stock are subject to a voting trust arrangement. The trustee which holds the Special Class A voting stock and the Special Class B voting stock is required to cast a number of votes equal to the number of then-outstanding Class A exchangeable shares and Class B exchangeable shares, respectively, but will only cast a number of votes equal to the number of Class A exchangeable shares and Class B exchangeable shares as to which it has received voting instructions from the owners of record of those Class A exchangeable shares and Class B exchangeable shares, other than the registrant or its subsidiaries, respectively, on the record date, and will cast the votes in accordance with such instructions so received.

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
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part II.—Item IA. "Risk Factors" in this report and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2024, ("Annual Report"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
Sales	$2,690.2	$3,049.3
Excise taxes	(386.1)	(452.9)
Net sales	2,304.1	2,596.4
Cost of goods sold	(1,453.2)	(1,632.9)
Gross profit	850.9	963.5
Marketing, general and administrative expenses	(653.2)	(654.6)
Other operating income (expense), net	(15.9)	6.3
Equity income (loss)	4.5	(0.9)
Operating income (loss)	186.3	314.3
Interest income (expense), net	(56.6)	(48.4)
Other pension and postretirement benefit (cost), net	3.8	7.4
Other non-operating income (expense), net	22.8	(7.9)
Total non-operating income (expense), net	(30.0)	(48.9)
Income (loss) before income taxes	156.3	265.4
Income tax benefit (expense)	(33.2)	(55.5)
Net income (loss)	123.1	209.9
Net (income) loss attributable to noncontrolling interests	(2.1)	(2.1)
Net income (loss) attributable to Molson Coors Beverage Company	$121.0	$207.8

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$0.60	$0.98
Diluted	$0.59	$0.97

Weighted-average shares outstanding
Basic	203.0	212.7
Dilutive effect of share-based awards	1.0	1.5
Diluted	204.0	214.2
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss) including noncontrolling interests	$123.1	$209.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	55.6	(94.2)
Unrealized gain (loss) recognized on derivative instruments	(16.1)	19.3
Derivative instrument activity reclassified from other comprehensive income (loss)	(0.5)	0.1
Pension and other postretirement activity reclassified from other comprehensive income (loss)	(1.7)	(1.8)
Total other comprehensive income (loss), net of tax	37.3	(76.6)
Comprehensive income (loss)	160.4	133.3
Comprehensive (income) loss attributable to noncontrolling interests	(2.4)	(1.8)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$158.0	$131.5

See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$412.7	$969.3
Trade receivables, net	789.1	693.1
Other receivables, net	119.9	149.8
Inventories, net	870.5	727.8
Other current assets, net	371.4	308.4
Total current assets	2,563.6	2,848.4
Property, plant and equipment, net	4,505.5	4,460.4
Goodwill	5,582.3	5,582.3
Other intangibles, net	12,204.5	12,195.2
Other assets	1,074.6	978.0
Total assets	$25,930.5	$26,064.3
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,782.6	$3,013.0
Current portion of long-term debt and short-term borrowings	83.2	32.2
Total current liabilities	2,865.8	3,045.2
Long-term debt	6,154.6	6,113.9
Pension and postretirement benefits	413.9	416.7
Deferred tax liabilities	2,738.3	2,733.4
Other liabilities	306.1	302.4
Total liabilities	12,478.7	12,611.6
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	165.8	168.5
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 216.1 shares and 215.5 shares, respectively)	2.2	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	100.8	100.8
Class B exchangeable shares, no par value (issued and outstanding: 7.1 shares and 7.2 shares, respectively)	267.5	271.1
Paid-in capital	7,222.9	7,223.6
Retained earnings	8,263.0	8,238.0
Accumulated other comprehensive income (loss)	(1,325.4)	(1,362.4)
Class B common stock held in treasury at cost (25.9 shares and 24.8 shares, respectively)	(1,440.7)	(1,380.8)
Total Molson Coors Beverage Company stockholders' equity	13,090.3	13,092.4
Noncontrolling interests	195.7	191.8
Total equity	13,286.0	13,284.2
Total liabilities and equity	$25,930.5	$26,064.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$123.1	$209.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	180.3	169.0
Amortization of debt issuance costs and discounts	1.3	1.3
Share-based compensation	11.9	12.8
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	(8.2)	(5.8)
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(20.1)	6.3
Equity (income) loss	(4.5)	0.9
Income tax (benefit) expense	33.2	55.5
Income tax (paid) received	(10.4)	(9.3)
Interest expense, excluding amortization of debt issuance costs and discounts	60.0	54.1
Interest paid	(74.2)	(73.6)
Other non-cash items, net	(28.3)	—
Change in current assets and liabilities (net of impact of business combinations) and other	(354.8)	(395.7)
Net cash provided by (used in) operating activities	(90.7)	25.4
Cash flows from investing activities
Additions to property, plant and equipment	(237.3)	(214.7)
Proceeds from sales of property, plant, equipment and other assets	2.3	1.7
Acquisition of business, net of cash acquired	(20.8)	—
Other	(85.5)	0.5
Net cash provided by (used in) investing activities	(341.3)	(212.5)
Cash flows from financing activities
Dividends paid	(99.2)	(96.8)
Payments for purchases of treasury stock	(59.6)	(113.6)
Payments on debt and borrowings	(3.1)	(1.6)
Other	30.7	(4.2)
Net cash provided by (used in) financing activities	(131.2)	(216.2)
Effect of foreign exchange rate changes on cash and cash equivalents	6.6	(7.2)
Net increase (decrease) in cash and cash equivalents	(556.6)	(410.5)
Balance at beginning of year	969.3	868.9
Balance at end of period	$412.7	$458.4
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2023	$13,407.2	$—	$2.1	$100.8	$352.3	$7,108.4	$7,484.3	$(1,116.3)	$(735.6)	$211.2
Shares issued under equity compensation plan	(14.3)	—	—	—	—	(14.3)	—	—	—	—
Amortization of share-based compensation	12.8	—	—	—	—	12.8	—	—	—	—
Net income (loss) including noncontrolling interests	210.5	—	—	—	—	—	207.8	—	—	2.7
Other comprehensive income (loss), net of tax	(76.6)	—	—	—	—	—	—	(76.3)	—	(0.3)
Share repurchase program	(111.2)	—	—	—	—	—	—	—	(111.2)	—
Distributions and dividends to noncontrolling interests	(2.8)	—	—	—	—	—	—	—	—	(2.8)
Dividends declared	(94.7)	—	—	—	—	—	(94.7)	—	—	—
As of March 31, 2024	$13,330.9	$—	$2.1	$100.8	$352.3	$7,106.9	$7,597.4	$(1,192.6)	$(846.8)	$210.8

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2024	$13,284.2	$—	$2.1	$100.8	$271.1	$7,223.6	$8,238.0	$(1,362.4)	$(1,380.8)	$191.8
Exchange of shares	—	—	—	—	(3.6)	3.6	—	—	—	—
Shares issued under equity compensation plan	(16.0)	—	0.1	—	—	(16.1)	—	—	—	—
Amortization of share-based compensation	11.9	—	—	—	—	11.9	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	126.8	—	—	—	—	—	121.0	—	—	5.8
Other comprehensive income (loss), net of tax	37.2	—	—	—	—	—	—	37.0	—	0.2
Share repurchase program	(59.9)	—	—	—	—	—	—	—	(59.9)	—
Distributions and dividends to noncontrolling interests	(2.0)	—	—	—	—	—	—	—	—	(2.0)
Dividends declared	(96.0)	—	—	—	—	—	(96.0)	—	—	—
As of March 31, 2025	$13,286.0	$—	$2.2	$100.8	$267.5	$7,222.9	$8,263.0	$(1,325.4)	$(1,440.7)	$195.7
(1)All activity included in the noncontrolling interests column of the unaudited condensed consolidated statements of stockholder's equity and noncontrolling interests excludes activity from our redeemable noncontrolling interests.
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
The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Anti-Dilutive Securities
Anti-dilutive securities from share-based awards excluded from the computation of diluted EPS were 2.3 million and 1.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Dividends
On February 12, 2025, our Company's Board of Directors ("Board") declared a dividend of $0.47 per share, paid on March 14, 2025, to shareholders of Class A and Class B common stock of record on February 27, 2025. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.67 per share. During the three months ended March 31, 2024, dividends declared to eligible shareholders were $0.44 per share, with the CAD equivalent equal to CAD 0.59 per share.
Share Repurchase Program
The following table presents the shares repurchased and aggregate cost, including brokerage commissions and excise taxes incurred, under our current share repurchase program for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Shares repurchased	1,036,630	1,760,115
Aggregate cost (In millions)	$59.9	$111.2
Non-Cash Activity
Non-cash investing activities includes movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had other non-cash investing activities related to capital expenditures incurred but not yet paid of $193.9 million and $182.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. In addition, we had non-cash financing activities related to certain issuances of share-based awards.

Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 6, "Leases", there was no other significant non-cash investing or financing activity for the three months ended March 31, 2025 and March 31, 2024, respectively.
Share-Based Compensation
During the three months ended March 31, 2025 and March 31, 2024, we granted stock options, RSUs and PSUs to certain officers and other eligible employees. We recognized share-based compensation expense of $11.9 million and $12.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for trade receivables was $9.5 million and $8.9 million as of March 31, 2025 and December 31, 2024, respectively.
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. with $142.2 million and $145.1 million confirmed as valid and outstanding as of March 31, 2025 and December 31, 2024, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
Redeemable Noncontrolling Interest
Certain of our noncontrolling interests have redemption features that are outside of our control, such as those subject to put options exercisable at a future date. We account for these as redeemable noncontrolling interests and present the balances outside of stockholders' equity on our unaudited condensed consolidated balance sheets. There was no material activity related to redeemable noncontrolling interest for the three months ended March 31, 2025.
Fevertree Transactions
Effective February 1, 2025, we obtained exclusive rights via a license agreement to produce, market and sell Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fevertree USA, Inc. entity, with the immaterial acquisition accounted for as a business combination and consideration allocated primarily to working capital balances. The acquisition is aligned with our strategy to expand beyond the beer aisle.
Further, we made an investment of $88.1 million in Fevertree Drinks plc, a listed entity on the London Stock Exchange (LSE:FEVR). See Note 3, "Investments" for further discussion of our investment in Fevertree Drinks plc.
Subsequent Events
On April 12, 2025, Gavin D.K. Hattersley, President and Chief Executive Officer of the Company and a member of the Board, informed the Company and the Board that he intends to retire from the Company and as a member of the Board, in each case, by December 31, 2025.
2. New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, aimed at enhancing transparency in income statement disclosures by requiring entities to disclose additional disaggregated information about significant expenses included in our results of operations. This guidance will be effective for us starting with our annual report for the year ending December 31, 2027 and the subsequent interim periods, with prospective or retrospective application allowed and early adoption permitted. We are still assessing the impact of the ASU, including the timing and method of adoption, however, we expect the guidance to impact disclosures only and not to have a material effect on our financial position or results of operations.
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

3. Investments
Consolidated VIE Investments
Our consolidated VIEs as of March 31, 2025, were Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests and excluding goodwill):

	As of
	March 31, 2025		December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$250.0	$22.6	$230.3	$29.8
As of March 31, 2025, for RMMC/RMBC, $82.5 million and $112.5 million were recorded in inventories, net and property, plant and equipment, net, respectively on the unaudited condensed consolidated balance sheets. As of December 31, 2024, for RMMC/RMBC, $64.0 million and $113.6 million were recorded in inventories, net and property, plant and equipment, net, respectively on the consolidated balance sheets.
We have not provided any financial support to any of our VIEs during the three months ended March 31, 2025, that we were not previously contractually obligated to provide.
Equity Method Investments
Our equity method investments include our ownership interests in Brewers Retail Inc. ("BRI"), Brewers Distributor Ltd. ("BDL") and The Yuengling Company LLC, as well as other immaterial investments. The total balance of our equity method investments was $94.0 million and $108.9 million as of March 31, 2025 and December 31, 2024, respectively. Our equity method investments are all within the Americas segment and are presented within other assets on the unaudited condensed consolidated balance sheets. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net, respectively, on the unaudited condensed consolidated balance sheets.
Both BRI and BDL have third party debt which is guaranteed by their respective shareholders. As a result, we had a guarantee liability of $10.7 million and $30.1 million recorded as of March 31, 2025 and December 31, 2024, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The offset to the guarantee liability is our respective equity method investment on the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
ASC 321 Investment
On January 29, 2025, Molson Coors Beverage Company made an investment of $88.1 million in Fevertree Drinks plc, a listed entity on the London Stock Exchange (LSE:FEVR). We hold a minority interest in the entity and account for the investment under ASC 321. As of March 31, 2025, the investment was recorded at a fair value of $113.8 million calculated based on a quoted market price on the London Stock Exchange (Level 1 inputs) in other assets on our unaudited condensed consolidated balance sheets. Changes in fair value are recorded in other non-operating income (expense), net on our unaudited condensed consolidated statements of operations.
4. Inventories

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Finished goods	$345.1	$245.8
Work in process	86.1	83.8
Raw materials	279.8	261.2
Packaging materials	159.5	137.0
Inventories, net	$870.5	$727.8

5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill is presented in the table below by segment.

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2024	$5,582.3	$—	$5,582.3
Foreign currency translation, net	—	—	—
Balance as of March 31, 2025	$5,582.3	$—	$5,582.3
(1)Accumulated impairment losses for the Americas segment was $1,513.3 million as of March 31, 2025 and December 31, 2024. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020 with an accumulated impairment loss of $1,484.3 million.
As of the date of our annual impairment test performed as of October 1, 2024, the fair value of the Americas reporting unit was in excess of its carrying value by less than 15% and as such, the reporting unit continues to be at heightened risk of future impairment in the event of significant unfavorable changes in assumptions. We continue to focus on growing our core power brand net sales, aggressively premiumizing our portfolio and scaling and expanding beyond beer. While progress has been made on these strategies over recent years, including the strengthening of our core brands, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions and market multiples or discount rates that could negatively impact future analyses, including the impacts of cost inflation or tariffs, increases to interest rates and other external industry factors impacting our business.
We determined that there was no triggering event that occurred during the three months ended March 31, 2025, that would indicate the carrying value of our Americas reporting unit was greater than its fair value.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2025.

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,840.2	$(1,774.3)	$3,065.9
License agreements and distribution rights	10 - 20	200.7	(122.0)	78.7
Other	5 - 40	84.7	(28.5)	56.2
Intangible assets not subject to amortization
Brands	Indefinite	7,993.0	—	7,993.0
Distribution networks	Indefinite	703.1	—	703.1
Other	Indefinite	307.6	—	307.6
Total		$14,129.3	$(1,924.8)	$12,204.5
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2024.

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,797.3	$(1,713.5)	$3,083.8
License agreements and distribution rights	10 - 20	200.2	(120.2)	80.0
Other	5 - 40	84.5	(27.8)	56.7
Intangible assets not subject to amortization
Brands	Indefinite	7,963.8	—	7,963.8
Distribution networks	Indefinite	703.3	—	703.3
Other	Indefinite	307.6	—	307.6
Total		$14,056.7	$(1,861.5)	$12,195.2
The increase in the gross carrying amounts of intangible assets from December 31, 2024 to March 31, 2025, was primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets, other than goodwill, are denominated in foreign currencies.
Based on foreign exchange rates as of March 31, 2025, the estimated future amortization expense of intangible assets was as follows.

Fiscal year	Amount
(In millions)
2025 - remaining	$153.2
2026	187.7
2027	128.6
2028	127.2
2029	127.1
Amortization expense of intangible assets was $51.1 million and $52.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. This expense is presented within MG&A expenses in our unaudited condensed consolidated statements of operations.
The fair value of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S. and the Carling and Staropramen brands in EMEA&APAC all exceeded their respective carrying values by over 15% as of the October 1, 2024, annual testing date.
No triggering events were identified during the three months ended March 31, 2025, that would indicate the carrying values of our indefinite-lived or definite-lived intangible assets were greater than their fair values.
Fair Value Assumptions
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangible assets are discussed in Part II.—Item 8. Financial Statements, Note 6, "Goodwill and Intangible Assets" in our Annual Report and represent Level 3 measurements.

6. Leases
Supplemental balance sheet information related to leases as of March 31, 2025 and December 31, 2024, was as follows:

		As of
		March 31, 2025	December 31, 2024
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$196.9	$189.0
Current operating lease liabilities	Accounts payable and other current liabilities	$53.4	$46.7
Non-current operating lease liabilities	Other liabilities	166.7	161.5
Total operating lease liabilities		$220.1	$208.2

Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$60.3	$58.4
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$9.4	$9.9
Non-current finance lease liabilities	Long-term debt	59.7	56.9
Total finance lease liabilities		$69.1	$66.8
Supplemental cash flow information related to leases for the three months ended March 31, 2025 and March 31, 2024, was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$11.9	$15.8
Operating cash flows from finance leases	0.9	0.8
Financing cash flows from finance leases	2.7	1.1
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	4.3	22.9
Finance leases	3.9	9.7

7. Debt
Debt Obligations

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Long-term debt
CAD 500 million 3.44% senior notes due July 2026	$347.5	$347.6
$2.0 billion 3.0% senior notes due July 2026	2,000.0	2,000.0
EUR 800 million 3.8% senior notes due June 2032	865.3	828.3
$1.1 billion 5.0% senior notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% senior notes due July 2046	1,800.0	1,800.0
Finance leases	69.1	66.8
Other	21.7	21.7
Less: unamortized debt discounts and debt issuance costs	(37.4)	(38.2)
Total long-term debt (including current portion)	6,166.2	6,126.2
Less: current portion of long-term debt	(11.6)	(12.3)
Total long-term debt	$6,154.6	$6,113.9

Short-term borrowings(1)	$71.6	$19.9
Current portion of long-term debt	11.6	12.3
Current portion of long-term debt and short-term borrowings	$83.2	$32.2
(1)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of March 31, 2025, we had $64.5 million in bank overdrafts and $95.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $31.1 million. As of December 31, 2024, we had $13.0 million in bank overdrafts and $59.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $46.0 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of March 31, 2025 and December 31, 2024. See further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for further discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations using observable market interest and foreign exchange rates. As of March 31, 2025 and December 31, 2024, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $5.8 billion and $5.7 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain a $2.0 billion amended and restated revolving credit facility with a maturity date of June 26, 2029, that allows us to issue a maximum aggregate amount of $2.0 billion in commercial paper or make other borrowings at any time at variable interest rates. We use this facility from time to time to fund the repayment of debt upon maturity and for working capital or general purposes.
We had no borrowings drawn on the amended and restated multi-currency revolving credit facility and no commercial paper borrowings as of March 31, 2025 and December 31, 2024.

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
Under the amended and restated $2.0 billion multi-currency revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the amended and restated multi-currency revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of March 31, 2025, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2025, rank pari-passu.
8. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II.—Item 8. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the three months ended March 31, 2025. As noted in Part II.—Item 8. Financial Statements, Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Except as noted below, our significant derivative positions have not changed considerably since December 31, 2024.
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
The table below summarizes our derivative assets (liabilities) that were measured at fair value as of March 31, 2025 and December 31, 2024. The fair value for all derivative contracts as of March 31, 2025 and December 31, 2024 were valued using significant other observable inputs, which are Level 2 inputs.

	As of
	March 31, 2025	December 31, 2024
	(In millions)
Forward starting interest rate swaps	$75.2	$96.3
Foreign currency forwards	8.8	10.6
Commodity swaps and options	22.5	3.7
Total	$106.5	$110.6
As of March 31, 2025 and December 31, 2024, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2025 were all included in Level 2.

Results of Period Derivative Activity
The tables below include the results of our derivative activity on our unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 and our unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024.
Fair Value of Derivative Instruments on the Unaudited Condensed Consolidated Balance Sheets (In millions):

	As of March 31, 2025
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$75.2	Other liabilities	$—
Foreign currency forwards	$160.6	Other current assets	6.7	Accounts payable and other current liabilities	—
		Other non-current assets	2.1	Other liabilities	—
Total derivatives designated as hedging instruments			$84.0		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$345.5	Other current assets	$31.6	Accounts payable and other current liabilities	$(8.2)
		Other non-current assets	1.2	Other liabilities	(2.1)
Commodity options(1)	$15.6	Other current assets	0.3	Accounts payable and other current liabilities	(0.3)
Total derivatives not designated as hedging instruments			$33.1		$(10.6)

	As of December 31, 2024
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$96.3	Other liabilities	$—
Foreign currency forwards	$196.2	Other current assets	7.7	Accounts payable and other current liabilities	—
		Other non-current assets	2.9	Other liabilities	—
Total derivatives designated as hedging instruments			$106.9		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$376.4	Other current assets	$15.1	Accounts payable and other current liabilities	$(10.5)
		Other non-current assets	1.5	Other liabilities	(2.4)
Commodity options(1)	$24.6	Other current assets	0.3	Accounts payable and other current liabilities	(0.3)
Total derivatives not designated as hedging instruments			$16.9		$(13.2)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivatives
Three Months Ended March 31, 2025
Forward starting interest rate swaps	$(21.1)	Interest income (expense), net	$(0.9)
Foreign currency forwards	(0.4)	Cost of goods sold	1.8
		Other non-operating income (expense), net	(0.3)
Total	$(21.5)		$0.6
Three Months Ended March 31, 2024
Forward starting interest rate swaps	$21.1	Interest income (expense), net	$(0.8)
Foreign currency forwards	4.5	Cost of goods sold	0.8
		Other non-operating income (expense), net	(0.1)
Total	$25.6		$(0.1)

The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI(1)
Three Months Ended March 31, 2025
EUR 800 million 3.8% senior notes due June 2032	$(36.8)
Three Months Ended March 31, 2024
EUR 800 million 1.25% senior notes due July 2024	$19.9

(1)The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three months ended March 31, 2025 and March 31, 2024, we did not reclassify any amounts related to net investment hedges from AOCI into earnings whether due to ineffectiveness, a sale or liquidation.
As of March 31, 2025, we expect pretax net gains of approximately $5 million recorded in AOCI that will be reclassified into earnings within the next 12 months. For derivatives designated in cash flow hedge relationships, the maximum length of time over which forecasted transactions are hedged as of March 31, 2025 was approximately 3 years.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (In millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Three Months Ended March 31, 2025
Commodity swaps	Cost of goods sold	$21.4
Three Months Ended March 31, 2024
Commodity swaps	Cost of goods sold	$(15.2)

9. Income Tax

	Three Months Ended
	March 31, 2025	March 31, 2024
Effective tax rate	21%	21%
The effective tax rate for the three months ended March 31, 2025, was flat compared to prior year.
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
10. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $9.8 million and $71.1 million as of March 31, 2025 and December 31, 2024, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, based on review with legal counsel, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters unless otherwise noted below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters, may arise from time to time that may harm our business. Our litigation, other disputes and environmental issues are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and any updates for the three months ended March 31, 2025, are discussed below.
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC, a wholly owned subsidiary of our Company, alleging that the Keystone brand had "rebranded" itself as "Stone" and was marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. As of December 31, 2024, the Company had a recorded accrued liability within accounts payable and other current liabilities on our consolidated balance sheets reflecting the best estimate of probable loss in this case based on the judgment plus associated post-judgment interest. On January 29, 2025, the Company paid $60.6 million in final resolution of this matter.
Regulatory Contingencies
An Early Implementation Agreement ("EIA") was entered into on May 23, 2024, between the Province of Ontario and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd. (collectively, the "Representative Owners") and BRI, operating under the name The Beer Store ("TBS") concerning the intended features of the future marketplace for beer distribution and retail systems in the Province of Ontario. The EIA was effective July 18, 2024, with provisions continuing until December 31, 2030, except certain provisions which end December 31, 2025. TBS shall remain the primary distributor of beer to all retailers from the commencement date of the EIA to the end of the agreement, December 31, 2030.
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

Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2025 and December 31, 2024, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $15.0 million and $34.2 million, respectively.
Separately, our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the three months ended March 31, 2025.
11. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2024	$(1,087.0)	$83.6	$(342.4)	$(16.6)	$(1,362.4)
Foreign currency translation adjustments	83.1	—	—	—	83.1
Gain (loss) recognized on net investment hedges	(36.8)	—	—	—	(36.8)
Unrealized gain (loss) recognized on derivative instruments	—	(21.5)	—	—	(21.5)
Derivative instrument activity reclassified from other comprehensive income (loss)	—	(0.6)	—	—	(0.6)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(2.1)	—	(2.1)
Tax benefit (expense)	9.0	5.5	0.4	—	14.9
As of March 31, 2025	$(1,031.7)	$67.0	$(344.1)	$(16.6)	$(1,325.4)
12. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In millions)
Restructuring
Employee-related charges	$(0.8)	$0.9
Asset abandonment and other restructuring costs(1)	(18.6)	—
Gains (losses) on disposals and other	3.5	5.4
Other operating income (expense), net	$(15.9)	$6.3
(1)During the third quarter of 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation. During the three months ended March 31, 2025, we incurred incremental accelerated depreciation in excess of normal depreciation of $17.9 million. Restructuring charges related to these actions are substantially complete and any remaining future charges are expected to be immaterial.
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

We also have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment meanwhile all other components remain in Unallocated.
Summarized Financial Information
Net sales from transactions with a single customer in our Americas segment represented approximately $0.2 billion and $0.3 billion of our consolidated net sales for the three months ended March 31, 2025 and March 31, 2024, respectively.
Consolidated net sales represent sales to third-party external customers less excise taxes. Inter-segment transactions impacting net sales and income (loss) before income taxes eliminate upon consolidation and are primarily related to the Americas segment royalties received from and sales to the EMEA&APAC segment.
The following tables present net sales and other activity by segment to arrive at income (loss) before income taxes as well as a reconciliation of amounts shown as income (loss) before income taxes to net income (loss) attributable to MCBC:

	For the three months ended March 31, 2025
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$1,881.8	$427.3	$—	$(5.0)	$2,304.1
Cost of goods sold	(1,169.9)	(307.0)	18.7	5.0	(1,453.2)
Marketing and sales expenses	(237.7)	(48.4)	—	—	(286.1)
General and administrative expenses	(276.6)	(90.5)	—	—	(367.1)
Equity income (loss)	4.5	—	—	—	4.5
Interest expense	(0.7)	(1.0)	(59.6)	—	(61.3)
Interest income	—	0.1	4.6	—	4.7
Other segment items(1)	7.9	0.3	2.5	—	10.7
Income (loss) before income taxes	$209.3	$(19.2)	$(33.8)	$—	$156.3
Income tax benefit (expense)					(33.2)
Net income (loss)					123.1
Net (income) loss attributable to noncontrolling interests					(2.1)
Net income (loss) attributable to MCBC					$121.0

	For the three months ended March 31, 2024
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$2,145.4	$454.7	$—	$(3.7)	$2,596.4
Cost of goods sold	(1,315.5)	(321.6)	0.5	3.7	(1,632.9)
Marketing and sales expenses	(249.7)	(51.5)	—	—	(301.2)
General and administrative expenses	(257.0)	(96.4)	—	—	(353.4)
Equity income (loss)	(0.9)	—	—	—	(0.9)
Interest expense	(0.3)	(1.1)	(54.0)	—	(55.4)
Interest income	0.1	0.4	6.5	—	7.0
Other segment items(1)	(1.5)	4.5	2.8	—	5.8
Income (loss) before income taxes	$320.6	$(11.0)	$(44.2)	$—	$265.4
Income tax benefit (expense)					(55.5)
Net income (loss)					209.9
Net (income) loss attributable to noncontrolling interests					(2.1)
Net income (loss) attributable to MCBC					$207.8
(1)Other segment items include other operating income (expense), net, other pension and postretirement benefit (cost), net and other non-operating income (expense), net.
The following table presents total assets, depreciation of property, plant and equipment, net and amortization of intangible assets as well as capital expenditures by segment:

	Total Assets		Depreciation and amortization		Capital expenditures
	As of		For the three months ended		For the three months ended
	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(In millions)
Americas	$22,518.7	$22,706.8	$138.9	$127.7	$175.3	$154.0
EMEA&APAC	3,411.8	3,357.5	41.4	41.3	62.0	60.7
Consolidated	$25,930.5	$26,064.3	$180.3	$169.0	$237.3	$214.7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko to our above premium brands including Madrí Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our economy and value brands like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits like Five Trail whiskey and non-alcoholic beverages. We also have partner brands, such as Simply Spiked, ZOA Energy, Fever-Tree, among others, through license, distribution, partnership and joint venture agreements. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report. Due to the seasonality of our operating results, quarterly financial results are not necessarily indicative of the results that may be achieved for the full year or any other future period.
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
Global Market Conditions
Our industry is experiencing and, we expect will continue to experience, increased consumer and economic uncertainty due to volatility in the global macroeconomic environment including global trade policies and other geopolitical events with potential resulting impacts on economic growth, consumer confidence, inflation and currencies. The economic pressures, including the impact of tariffs, on our Company and our consumers' consumption behavior have and may continue to negatively impact our results of operations during this volatile period. However, the magnitude of the resulting impacts on our business are dependent on the evolution of the global macroeconomic environment. We plan to continue to evaluate and implement strategies which are designed to mitigate the impact on our business, consolidated results of operations and financial condition while continuing to support our long-term strategic growth and capital allocation priorities.
Items Affecting the Americas Segment Results of Operations
Fevertree Transactions
Effective February 1, 2025, we obtained exclusive rights via a license agreement to produce, market and sell Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fevertree USA, Inc. entity, with the immaterial acquisition accounted for as a business combination and consideration allocated primarily to working capital balances. The acquisition is aligned with our strategy to expand beyond the beer aisle.
Wind Down or Sale of Certain U.S. Craft Businesses
During the third quarter of 2024, we decided to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation. During the three months ended March 31, 2025, we incurred incremental accelerated depreciation in excess of normal depreciation of $17.9 million. Restructuring charges related to these actions are substantially complete and any remaining future charges are expected to be immaterial. See Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Other Operating Income (Expense), net" for further information.

Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(In millions, except percentages and per share data)
Net sales	$2,304.1	$2,596.4	(11.3)%
Cost of goods sold	(1,453.2)	(1,632.9)	(11.0)%
Gross profit	850.9	963.5	(11.7)%
Marketing, general and administrative expenses	(653.2)	(654.6)	(0.2)%
Other operating income (expense), net	(15.9)	6.3	N/M
Equity income (loss)	4.5	(0.9)	N/M
Operating income (loss)	186.3	314.3	(40.7)%
Total non-operating income (expense), net	(30.0)	(48.9)	(38.7)%
Income (loss) before income taxes	156.3	265.4	(41.1)%
Income tax benefit (expense)	(33.2)	(55.5)	(40.2)%
Net income (loss)	123.1	209.9	(41.4)%
Net (income) loss attributable to noncontrolling interests	(2.1)	(2.1)	—%
Net income (loss) attributable to MCBC	$121.0	$207.8	(41.8)%
Net income (loss) attributable to MCBC per diluted share	$0.59	$0.97	(39.2)%

Financial volume in hectoliters	15.409	17.974	(14.3)%
N/M = Not meaningful
Foreign currency impacts on results
For the three months ended March 31, 2025, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Unfavorable impact of $21.1 million (Unfavorable impact for Americas and EMEA&APAC of $15.9 million and $5.2 million, respectively).
•Cost of goods sold - Favorable impact of $14.1 million (Favorable impact for Americas and EMEA&APAC of $10.1 million and $4.2 million, respectively, partially offset by the unfavorable impact of Unallocated of $0.2 million).
•MG&A - Favorable impact of $8.7 million (Favorable impact for Americas and EMEA&APAC of $6.1 million and $2.6 million, respectively).
•Income (loss) before income taxes - Favorable impact of $0.2 million (Favorable impact for EMEA&APAC of $2.0 million, partially offset by the unfavorable impact of Unallocated and Americas of $1.6 million and $0.2 million, respectively).
The impacts of foreign currency movements on our consolidated USD results described above for the three months ended March 31, 2025, were primarily due to the strengthening of the USD compared to the CAD.
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

Volume
Financial volume represents owned or actively managed brands sold to unrelated external customers within our geographic markets (net of returns and allowances), as well as contract brewing, factored non-owned volume and company-owned distribution volume. This metric is presented on a sales-to-wholesalers basis to reflect the sales from our operations to our direct customers, generally distributors. We believe this metric is important and useful for investors and management because it gives an indication of the amount of beer and adjacent products that we have produced and shipped to customers. This metric excludes royalty volume, which consists of our brands produced and sold under various license and contract brewing agreements. Factored volume in our EMEA&APAC segment represents the distribution of beer, wine, spirits and other products owned and produced by other companies to the on-premise channel such as bars and restaurants, which is a common arrangement in the U.K.
Net Sales
The following table highlights the drivers of the change in net sales for the three months ended March 31, 2025, compared to March 31, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(14.3)%	3.9%	(0.9)%	(11.3)%
Net sales decreased 11.3% for the three months ended March 31, 2025, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 14.3% for the three months ended March 31, 2025, compared to prior year, primarily due to lower shipments in both the Americas and EMEA&APAC segments.
Price and sales mix favorably impacted net sales for the three months ended March 31, 2025 by 3.9%, primarily due to favorable sales mix as a result of lower contract brewing volume in the Americas segment and increased net pricing.
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
Cost of goods sold decreased 11.0% for the three months ended March 31, 2025, compared to prior year, primarily due to lower financial volumes and favorable foreign currency impacts, partially offset by higher cost of goods sold per hectoliter. Cost of goods sold per hectoliter increased 3.8% for the three months ended March 31, 2025, compared to prior year, primarily due to volume deleverage, unfavorable mix driven by lower contract brewing volume in the Americas segment and premiumization as well as cost inflation related to materials and manufacturing expenses, partially offset by cost savings initiatives and favorable changes in our unrealized mark-to-market commodity derivative positions.
A discussion of currency impacts on cost of goods sold is included in the "Foreign currency impacts on results" section above.
Marketing, general and administrative expenses
MG&A expenses decreased 0.2% for the three months ended March 31, 2025, compared to prior year, primarily due to lower marketing investment and favorable foreign currency impacts, partially offset by higher general and administrative expenses as a result of approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition which are anticipated to be recovered through net sales revenue over future periods.
A discussion of currency impacts on MG&A expenses is included in the "Foreign currency impacts on results" section above.

Other operating income (expense), net
See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net improved 38.7% for the three months ended March 31, 2025, compared to prior year, primarily due to the favorable fair value adjustment of our Fevertree Drinks plc investment and favorable foreign currency transactional impacts, partially offset by higher net interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024 and lower pension and OPEB non-service benefit.
Income tax benefit (expense)

	Three Months Ended
	March 31, 2025	March 31, 2024
Effective tax rate	21%	21%
Our effective tax rate for the three months ended March 31, 2025, was flat compared to the prior year.
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
Refer to Part I.—Item 1. Financial Statements, Note 9, "Income Tax" for discussion regarding our effective tax rate.
Segment Results of Operations
Americas Segment

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(In millions, except percentages)
Net sales(1)	$1,881.8	$2,145.4	(12.3)%
Income (loss) before income taxes	$209.3	$320.6	(34.7)%

Financial volume in hectoliters(1)(2)	11.742	13.910	(15.6)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.673 million hectoliters and 0.591 million hectoliters for the three months ended March 31, 2025 and March 31, 2024, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended March 31, 2025, compared to March 31, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(15.6)%	4.1%	(0.8)%	(12.3)%
Net sales decreased 12.3% for the three months ended March 31, 2025, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.

Financial volumes decreased 15.6% for the three months ended March 31, 2025, compared to prior year, primarily due to lower U.S. volume impacted by the macroeconomic environment resulting in industry softness, the cycling of a higher distributor inventory build in the prior year to mitigate the impact of the Fort Worth brewery strike that commenced in mid-February 2024 and an approximate 4% impact from lower contract brewing volume resulting from the exit of contract brewing arrangements in both the U.S. and Canada.
Price and sales mix favorably impacted net sales for the three months ended March 31, 2025, compared to prior year, by 4.1% primarily due to favorable sales mix as a result of lower contract brewing volume and positive brand mix as well as increased net pricing.
A discussion of the foreign currency impacts on net sales is included in the "Foreign currency impacts on results" section above.

Income (loss) before income taxes
Income before income taxes declined 34.7% for the three months ended March 31, 2025, compared to prior year, primarily due to lower financial volumes, cost inflation related to materials and manufacturing expenses, unfavorable other operating expense as a result of the planned closure of certain of our U.S. craft breweries and related restructuring costs as well as higher MG&A expense, partially offset by favorable mix, increased net pricing, favorable fair value adjustment of our Fevertree Drinks plc investment and cost savings initiatives. Higher MG&A spend was primarily due to higher general and administrative expenses as a result of approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition which are anticipated to be recovered through net sales revenue over future periods, partially offset by lower marketing investment.
A discussion of the foreign currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.
EMEA&APAC Segment

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(In millions, except percentages)
Net sales(1)	$427.3	$454.7	(6.0)%
Income (loss) before income taxes	$(19.2)	$(11.0)	74.5%

Financial volume in hectoliters(1)(2)	3.669	4.064	(9.7)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.220 million hectoliters and 0.218 million hectoliters for the three months ended March 31, 2025 and March 31, 2024, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended March 31, 2025, compared to March 31, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(9.7)%	4.8%	(1.1)%	(6.0)%
Net sales decreased 6.0% for the three months ended March 31, 2025, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 9.7% for the three months ended March 31, 2025, compared to prior year, primarily due to lower volumes across all regions driven by soft market demand and heightened competitive landscape.
Price and sales mix favorably impacted net sales for the three months ended March 31, 2025, compared to prior year, by 4.8%, primarily due to favorable sales mix driven by higher factored volumes and premiumization as well as increased net pricing.

A discussion of the foreign currency impacts on net sales is included in the "Foreign currency impacts on results" section above.

Income (loss) before income taxes
Loss before income taxes increased 74.5% for the three months ended March 31, 2025, compared to prior year, primarily due to lower financial volumes, partially offset by lower MG&A expense, increased net pricing and favorable foreign currency impacts.
A discussion of the foreign currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.
Unallocated Segment
We have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment meanwhile all other components remain unallocated.

	Three Months Ended
	March 31, 2025	March 31, 2024	% change
	(In millions, except percentages)
Cost of goods sold	$18.7	$0.5	N/M
Gross profit (loss)	18.7	0.5	N/M
Operating income (loss)	18.7	0.5	N/M
Total non-operating income (expense), net	(52.5)	(44.7)	17.4%
Income (loss) before income taxes	$(33.8)	$(44.2)	(23.5)%
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the three months ended March 31, 2025 and March 31, 2024. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 8, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net increased 17.4% for the three months ended March 31, 2025, compared to prior year, primarily due to higher net interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024 and lower pension and OPEB non-service benefit, partially offset by favorable foreign currency transactional impacts.

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
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of March 31, 2025, approximately 72% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties repatriating cash held outside the U.S. on a timely basis and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with cash flows from operating activities within the U.S., are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II.—Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash used in operating activities was $90.7 million for the three months ended March 31, 2025, compared to net cash provided by operating activities of $25.4 million for the three months ended March 31, 2024. The year over year change was primarily due to lower net income adjusted for non-cash items, partially offset by favorable changes in working capital. The favorable changes in working capital were primarily driven by the timing of cash receipts as well as lower payments for prior year annual incentive compensation, partially offset by $60.6 million payment as final resolution of the Keystone litigation case and timing of inventories.
Cash Flows from Investing Activities
Net cash used in investing activities of $341.3 million for the three months ended March 31, 2025, increased $128.8 million compared to $212.5 million for the three months ended March 31, 2024. The increase was primarily due to our investment in Fevertree Drinks plc of $88.1 million as well as the acquisition of Fevertree USA, Inc. and higher capital expenditures as a result of the timing of capital projects.
Cash Flows from Financing Activities
Net cash used in financing activities of $131.2 million for the three months ended March 31, 2025, decreased $85.0 million compared to $216.2 million for the three months ended March 31, 2024. The decrease in net cash used in financing activities was primarily due to lower Class B common stock share repurchases and higher cash inflow from other financing activities.

Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of March 31, 2025, we had total cash and cash equivalents of $412.7 million, compared to $969.3 million as of December 31, 2024 and $458.4 million as of March 31, 2024. The decrease in cash and cash equivalents from December 31, 2024, was primarily due to capital expenditures, dividends paid, net cash used in operating activities including the $60.6 million payment as final resolution of the Keystone litigation case, our investment in Fevertree Drinks plc, Class B common stock share repurchases as well as the acquisition of Fevertree USA, Inc., partially offset by other financing activities. The decrease in cash and cash equivalents from March 31, 2024, was primarily due to the repayment of our EUR 800 million 1.25% senior notes that matured in July 2024, as well as capital expenditures, Class B common stock share repurchases, dividends paid, the payment to acquire the noncontrolling interest in the Cobra Beer Partnership, Ltd., our investment in Fevertree Drinks plc, the $60.6 million payment as final resolution of the Keystone litigation case and the acquisition of Fevertree USA, Inc. These impacts were partially offset by net cash provided by operating activities and the issuance of new EUR 800 million 3.8% notes due 2032.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(In millions)
$2,348
$865
$1,100
$1,800
2026
2032
2042
2046
Future Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. We maintain a $2.0 billion multi-currency revolving credit facility with a maturity date of June 26, 2029. As of March 31, 2025, we had $2.0 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility. As of March 31, 2025, we had no borrowings drawn on this amended and restated multi-currency revolving credit facility and no commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated multi-currency revolving credit facility agreement, was 4.00x as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2025, rank pari-passu.
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for further discussion of our borrowings and available sources of borrowings, including lines of credit.
Guarantees
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. See Part I.—Item 1. Financial Statements, Note 3, "Investments" and Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Material Cash Requirements from Contractual and Other Obligations
There were no material changes to our material cash requirements from contractual and other obligations outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2024, as reported in Part II.— Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Material Cash Requirements from Contractual and Other Obligations" in our Annual Report.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its outstanding 3.0% senior notes due 2026 and 4.2% senior notes due 2046. Further, pursuant to the indenture dated May 29, 2024 ("May 2024 Indenture"), MCBC issued its outstanding 3.8% senior notes due 2032. The issuances of the senior notes issued under the May 2012 Indenture, the July 2016 Indenture and the May 2024 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 of this Quarterly Report on Form 10-Q (the Subsidiary Guarantors, and together with the Parent Issuer, the "Obligor Group"). Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt was issued in a transaction that was registered with the SEC, and such other outstanding debt was issued or otherwise generally guaranteed on a senior unsecured basis by the Obligor Group or other consolidated subsidiaries of MCBC. These other guarantees were also full and unconditional and joint and several.
As of March 31, 2025, the senior notes and related guarantees ranked pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantors' capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for details of all debt issued and outstanding as of March 31, 2025.
The following summarized financial information relates to the Obligor Group as of March 31, 2025, on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Three Months Ended
March 31, 2025
(In millions)
Net sales, out of which:	$1,833.5
Intercompany sales to non-guarantor subsidiaries	$19.7
Gross profit, out of which:	$701.3
Intercompany net costs from non-guarantor subsidiaries	$(81.3)

Net interest expense, out of which:	$(52.6)
Intercompany net interest income from non-guarantor subsidiaries	$3.7

Income before income taxes	$203.9
Net income	$157.0

	As of March 31, 2025	As of December 31, 2024
	(In millions)
Total current assets, out of which:	$1,601.7	$1,859.8
Intercompany receivables from non-guarantor subsidiaries	$215.2	$191.6
Total noncurrent assets, out of which:	$24,007.5	$23,958.2
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,856.9	$3,833.8

Total current liabilities, out of which:	$2,505.3	$2,673.9
Current portion of long-term debt and short-term borrowings	$7.0	$7.6
Intercompany payables due to non-guarantor subsidiaries	$754.9	$715.6
Total noncurrent liabilities, out of which:	$8,982.9	$8,950.8
Long-term debt	$6,103.7	$6,063.6
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$10.1	$13.2
Capital Expenditures
We incurred $130.6 million and paid $237.3 million, for capital improvement projects for the three months ended March 31, 2025, excluding capital spending by equity method joint ventures, representing a decrease of $13.3 million from the $143.9 million of capital expenditures incurred in the three months ended March 31, 2024. We continue to prioritize our planned capital expenditures with a focus on optimizing returns on invested capital.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of March 31, 2025, we did not have any other material off-balance sheet arrangements.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the three months ended March 31, 2025. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of any recently adopted accounting pronouncements. See also Part I.—Item 1. Financial Statements, Note 5, "Goodwill and Intangible Assets" for discussion of the results of our 2024 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2024. During the three months ended March 31, 2025, our market risk sensitive instruments fluctuated as a result of changes in interest rates, currency exchange rates and commodity prices.

Interest Rate Risk
As of March 31, 2025 and December 31, 2024, the following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2025 and December 31, 2024, respectively. See Part I - Item 1. Financial Statements, Note 7. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
USD denominated fixed rate debt	$4,900.0	$4,900.0	$(4,470.8)	$(4,484.4)	$(347.3)	$(355.3)
Foreign currency denominated fixed rate debt	$1,212.8	$1,175.9	$(1,245.9)	$(1,212.8)	$(62.5)	$(63.3)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$75.2	$96.3	$(79.1)	$(75.1)
Foreign Exchange Risk
The following table includes details of our foreign currency denominated fixed rate debt and our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2025 and December 31, 2024, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
Foreign currency denominated fixed rate debt	$1,212.8	$1,175.9	$(1,245.9)	$(1,212.8)	$(121.2)	$(113.6)
Foreign currency forwards	$160.6	$196.2	$8.8	$10.6	$(16.6)	$(20.1)
Commodity Price Risk
The following table includes details of our commodity swaps used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. The following table excludes our commodity options because we have offsetting buy and sell positions. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2025 and December 31, 2024, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
Swaps	$345.5	$376.4	$22.5	$3.7	$(35.0)	$(36.3)
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2025 through January 31, 2025	355,401	$55.15	355,401	$1,191,341,045
February 1, 2025 through February 28, 2025	329,184	$57.32	329,184	$1,172,471,569
March 1, 2025 through March 31, 2025	352,045	$59.95	352,045	$1,151,367,074
Total	1,036,630	$57.47	1,036,630	$1,151,367,074
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On February 19, 2025, Tracey I. Joubert, our Chief Financial Officer, entered into a pre-arranged stock trading plan (the “Joubert 10b5-1 Sales Plan”). The Joubert 10b5-1 Sales Plan provides for the potential exercise of vested stock options and the associated sale of up to 5,907 shares of the Company’s Class B common stock generated from the exercise of the aforementioned options between May 21, 2025 and February 12, 2026. Further, the Joubert 10b5-1 Sales Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
During the three months ended March 31, 2025, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 23, 2022).
10.1+‡	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025.
10.2+‡
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to employees not based in the Latin America region.

10.3+‡	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2025.
10.4+‡
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).

10.5+‡
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).

10.6+‡
Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2025 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).

10.7+‡
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to Gavin D.K. Hattersley.

10.8+‡
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to Gavin D.K. Hattersley.

10.9+‡
Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2025 applicable to Gavin D.K. Hattersley.

22+	Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.
31.1+	Section 302 Certification of Chief Executive Officer.
31.2+	Section 302 Certification of Chief Financial Officer.
32++	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH+	XBRL Taxonomy Extension Schema Document.*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.*

Exhibit Number	Document Description
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements and (vii) document and entity information.
‡	Represents a management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) May 8, 2025