Form 10-Q
period 2025-06-30
MOLSON COORS BEVERAGE CO
filed 2025-08-05
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2025:
Class A Common Stock — 2,563,034 shares
Class B Common Stock — 185,387,559 shares
Exchangeable shares:
As of July 29, 2025, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian Dollar
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
NCI	Noncontrolling interest
OBBBA	One Big Beautiful Bill Act
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
RON	Romanian Leu
RSD	Serbian Dinar
SEC	U.S. Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. Dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, with respect to, among others, expectations and impacts of cost inflation and tariffs, limited consumer disposable income, consumer preferences, overall volume and market share trends, our competitive position, pricing trends, macroeconomic forces, beverage industry trends, cost reduction strategies, execution of our Acceleration Plan, shipment levels and profitability, the sufficiency of capital resources, anticipated results, expectations for funding future capital expenditures and operations, effective tax rate, debt service capabilities, timing and amounts of debt and leverage levels, Preserving the Planet and related environmental initiatives, expectations regarding the impact of the OBBBA on our current year cash tax liability and expectations regarding future dividends and share repurchases. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intends," "goals," "plans," "believes," "confidence," "view," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Sales	$3,740.0	$3,838.1	$6,430.2	$6,887.4
Excise taxes	(539.2)	(585.8)	(925.3)	(1,038.7)
Net sales	3,200.8	3,252.3	5,504.9	5,848.7
Cost of goods sold	(1,918.9)	(1,922.4)	(3,372.1)	(3,555.3)
Gross profit	1,281.9	1,329.9	2,132.8	2,293.4
Marketing, general and administrative expenses	(693.1)	(728.5)	(1,346.3)	(1,383.1)
Other operating income (expense), net	(9.2)	0.1	(25.1)	6.4
Equity income (loss)	4.0	(1.9)	8.5	(2.8)
Operating income (loss)	583.6	599.6	769.9	913.9
Interest income (expense), net	(58.5)	(51.2)	(115.1)	(99.6)
Other pension and postretirement benefit (cost), net	3.5	7.3	7.3	14.7
Other non-operating income (expense), net	26.3	4.2	49.1	(3.7)
Total non-operating income (expense), net	(28.7)	(39.7)	(58.7)	(88.6)
Income (loss) before income taxes	554.9	559.9	711.2	825.3
Income tax benefit (expense)	(130.6)	(134.6)	(163.8)	(190.1)
Net income (loss)	424.3	425.3	547.4	635.2
Net (income) loss attributable to noncontrolling interests	4.4	1.7	2.3	(0.4)
Net income (loss) attributable to Molson Coors Beverage Company	$428.7	$427.0	$549.7	$634.8

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$2.14	$2.03	$2.73	$3.00
Diluted	$2.13	$2.03	$2.71	$2.99

Weighted-average shares outstanding
Basic	200.5	210.0	201.7	211.3
Dilutive effect of share-based awards	0.7	0.8	0.9	1.2
Diluted	201.2	210.8	202.6	212.5
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss) including noncontrolling interests	$424.3	$425.3	$547.4	$635.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	268.6	(33.6)	324.2	(127.8)
Unrealized gain (loss) recognized on derivative instruments	(8.2)	10.6	(24.3)	29.9
Derivative instrument activity reclassified from other comprehensive income (loss)	0.1	(0.1)	(0.4)	—
Pension and other postretirement activity reclassified from other comprehensive income (loss)	(1.4)	(1.8)	(3.1)	(3.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.1	0.2	0.1	0.2
Total other comprehensive income (loss), net of tax	259.2	(24.7)	296.5	(101.3)
Comprehensive income (loss)	683.5	400.6	843.9	533.9
Comprehensive (income) loss attributable to noncontrolling interests	3.7	1.7	1.3	(0.1)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$687.2	$402.3	$845.2	$533.8
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$613.8	$969.3
Trade receivables, net	1,021.7	693.1
Other receivables, net	133.7	149.8
Inventories, net	902.0	727.8
Other current assets, net	404.9	308.4
Total current assets	3,076.1	2,848.4
Property, plant and equipment, net	4,633.4	4,460.4
Goodwill	5,592.0	5,582.3
Other intangibles, net	12,394.4	12,195.2
Other assets	1,130.8	978.0
Total assets	$26,826.7	$26,064.3
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$3,178.3	$3,013.0
Current portion of long-term debt and short-term borrowings	62.3	32.2
Total current liabilities	3,240.6	3,045.2
Long-term debt	6,257.0	6,113.9
Pension and postretirement benefits	415.1	416.7
Deferred tax liabilities	2,794.2	2,733.4
Other liabilities	323.1	302.4
Total liabilities	13,030.0	12,611.6
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	160.4	168.5
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 216.1 shares and 215.5 shares, respectively)	2.2	2.1
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	100.8	100.8
Class B exchangeable shares, no par value (issued and outstanding: 7.1 shares and 7.2 shares, respectively)	266.9	271.1
Paid-in capital	7,230.6	7,223.6
Retained earnings	8,597.5	8,238.0
Accumulated other comprehensive income (loss)	(1,066.9)	(1,362.4)
Class B common stock held in treasury at cost (30.3 shares and 24.8 shares, respectively)	(1,690.4)	(1,380.8)
Total Molson Coors Beverage Company stockholders' equity	13,440.7	13,092.4
Noncontrolling interests	195.6	191.8
Total equity	13,636.3	13,284.2
Total liabilities and equity	$26,826.7	$26,064.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$547.4	$635.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	350.4	336.7
Amortization of debt issuance costs and discounts	2.6	2.7
Share-based compensation	18.9	24.2
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	(6.1)	(6.4)
Unrealized (gain) loss on foreign currency fluctuations, fair value investments and derivative instruments, net	(77.4)	(28.0)
Equity (income) loss	(8.5)	2.8
Income tax (benefit) expense	163.8	190.1
Income tax (paid) received	(58.0)	(105.2)
Interest expense, excluding amortization of debt issuance costs and discounts	120.3	110.5
Interest paid	(137.2)	(102.5)
Other non-cash items, net	(2.1)	—
Change in current assets and liabilities (net of impact of business combinations) and other	(286.5)	(165.5)
Net cash provided by (used in) operating activities	627.6	894.6
Cash flows from investing activities
Additions to property, plant and equipment	(400.6)	(392.2)
Proceeds from sales of property, plant, equipment and other assets	4.4	10.3
Acquisition of business, net of cash acquired	(20.8)	—
Other	(82.7)	0.5
Net cash provided by (used in) investing activities	(499.7)	(381.4)
Cash flows from financing activities
Dividends paid	(192.7)	(188.4)
Payments for purchases of treasury stock	(306.8)	(375.3)
Payments on debt and borrowings	(5.8)	(3.4)
Proceeds on debt and borrowings	—	863.7
Other	(0.9)	(11.0)
Net cash provided by (used in) financing activities	(506.2)	285.6
Effect of foreign exchange rate changes on cash and cash equivalents	22.8	(20.4)
Net increase (decrease) in cash and cash equivalents	(355.5)	778.4
Balance at beginning of year	969.3	868.9
Balance at end of period	$613.8	$1,647.3
See notes to unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of March 31, 2024	$13,330.9	$—	$2.1	$100.8	$352.3	$7,106.9	$7,597.4	$(1,192.6)	$(846.8)	$210.8
Shares issued under equity compensation plan	1.1	—	—	—	—	1.1	—	—	—	—
Amortization of share-based compensation	11.4	—	—	—	—	11.4	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	425.7	—	—	—	—	—	427.0	—	—	(1.3)
Other comprehensive income (loss), net of tax	(24.7)	—	—	—	—	—	—	(24.7)	—	—
Share repurchase program	(263.3)	—	—	—	—	—	—	—	(263.3)	—
Dividends declared	(92.0)	—	—	—	—	—	(92.0)	—	—	—
As of June 30, 2024	$13,389.0	$—	$2.1	$100.8	$352.3	$7,119.4	$7,932.4	$(1,217.3)	$(1,110.1)	$209.4

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of March 31, 2025	$13,286.0	$—	$2.2	$100.8	$267.5	$7,222.9	$8,263.0	$(1,325.4)	$(1,440.7)	$195.7
Exchange of shares	—	—	—	—	(0.6)	0.6	—	—	—	—
Shares issued under equity compensation plan	0.1	—	—	—	—	0.1	—	—	—	—
Amortization of share-based compensation	7.0	—	—	—	—	7.0	—	—	—	—
Net income (loss) including noncontrolling interests	430.3	—	—	—	—	—	428.7	—	—	1.6
Other comprehensive income (loss), net of tax	258.8	—	—	—	—	—	—	258.5	—	0.3
Share repurchase program	(249.7)	—	—	—	—	—	—		(249.7)	—
Distributions and dividends to noncontrolling interests	(2.0)	—	—	—	—	—	—	—	—	(2.0)
Dividends declared	(94.2)	—	—	—	—	—	(94.2)	—	—	—
As of June 30, 2025	$13,636.3	$—	$2.2	$100.8	$266.9	$7,230.6	$8,597.5	$(1,066.9)	$(1,690.4)	$195.6

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2023	$13,407.2	$—	$2.1	$100.8	$352.3	$7,108.4	$7,484.3	$(1,116.3)	$(735.6)	$211.2
Shares issued under equity compensation plan	(13.2)	—	—	—	—	(13.2)	—	—	—	—
Amortization of share-based compensation	24.2	—	—	—	—	24.2	—	—	—	—
Purchase of noncontrolling interest	(0.1)	—	—	—	—	—	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	636.2	—	—	—	—	—	634.8	—	—	1.4
Other comprehensive income (loss), net of tax	(101.3)	—	—	—	—	—	—	(101.0)	—	(0.3)
Share repurchase program	(374.5)	—	—	—	—	—	—	—	(374.5)	—
Distributions and dividends to noncontrolling interests	(2.8)	—	—	—	—	—	—	—	—	(2.8)
Dividends declared	(186.7)	—	—	—	—	—	(186.7)	—	—	—
As of June 30, 2024	$13,389.0	$—	$2.1	$100.8	$352.3	$7,119.4	$7,932.4	$(1,217.3)	$(1,110.1)	$209.4

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2024	$13,284.2	$—	$2.1	$100.8	$271.1	$7,223.6	$8,238.0	$(1,362.4)	$(1,380.8)	$191.8
Exchange of shares	—	—	—	—	(4.2)	4.2	—	—	—	—
Shares issued under equity compensation plan	(15.9)	—	0.1	—	—	(16.0)	—	—	—	—
Amortization of share-based compensation	18.9	—	—	—	—	18.9	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	557.1	—	—	—	—	—	549.7	—	—	7.4
Other comprehensive income (loss), net of tax	296.0	—	—	—	—	—	—	295.5	—	0.5
Share repurchase program	(309.6)	—	—	—	—	—	—	—	(309.6)	—
Distributions and dividends to noncontrolling interests	(4.0)	—	—	—	—	—	—	—	—	(4.0)
Dividends declared	(190.2)	—	—	—	—	—	(190.2)	—	—	—
As of June 30, 2025	$13,636.3	$—	$2.2	$100.8	$266.9	$7,230.6	$8,597.5	$(1,066.9)	$(1,690.4)	$195.6
(1)All activity included in the noncontrolling interests column of the unaudited condensed consolidated statements of stockholders' equity and noncontrolling interests excludes activity from our redeemable noncontrolling interests.
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
The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Anti-Dilutive Securities
Anti-dilutive securities from share-based awards excluded from the computation of diluted EPS were 2.3 million and 1.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and 2.1 million and 1.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
Dividends
On May 15, 2025, our Company's Board of Directors ("Board") declared a dividend of $0.47 per share, paid on June 20, 2025, to shareholders of Class A and Class B common stock of record on June 6, 2025. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.65 per share. During the six months ended June 30, 2025, dividends declared to eligible shareholders were $0.94 per share, with the CAD equivalent equal to CAD 1.32 per share.
During the three months ended June 30, 2024, dividends declared to eligible shareholders were $0.44 per share, with the CAD equivalent equal to CAD 0.59 per share and during the six months ended June 30, 2024, dividends declared to eligible shareholders were $0.88 per share, with the CAD equivalent equal to CAD 1.18 per share.
On July 16, 2025, our Board declared a dividend of $0.47 per share, to be paid on September 19, 2025, to shareholders of Class A and Class B common stock of record on September 5, 2025. Shareholders of exchangeable shares will receive the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.64 per share.

Share Repurchase Program
The following table presents the shares repurchased and aggregate cost, including brokerage commissions and excise taxes incurred, under our current share repurchase program for the three and six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Shares repurchased	4,472,379	4,579,667	5,509,009	6,339,782
Aggregate cost (in millions)	$249.7	$263.3	$309.6	$374.5
Non-Cash Activity
Non-cash investing activities include movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had other non-cash investing activities related to capital expenditures incurred but not yet paid of $152.3 million and $163.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively. In addition, we had non-cash financing activities related to certain issuances of share-based awards.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 6, "Leases", there was no other significant non-cash investing or financing activity for the six months ended June 30, 2025 and June 30, 2024, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for trade receivables was $11.2 million and $8.9 million as of June 30, 2025 and December 31, 2024, respectively.
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. with $188.1 million and $145.1 million confirmed as valid and outstanding as of June 30, 2025 and December 31, 2024, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
Redeemable Noncontrolling Interest
Certain of our noncontrolling interests have redemption features that are outside of our control, such as those subject to put options exercisable at a future date. We account for these as redeemable noncontrolling interests and present the balances outside of stockholders' equity on our unaudited condensed consolidated balance sheets. There was no material activity related to redeemable noncontrolling interest for the three and six months ended June 30, 2025 or June 30, 2024.
Fevertree Transactions
During the first quarter of 2025, we obtained exclusive rights via a license agreement to produce, market and sell Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fevertree USA, Inc. entity, with the immaterial acquisition accounted for as a business combination and consideration allocated primarily to working capital balances. The acquisition is aligned with our strategy to expand beyond the beer aisle.
Further, during the first quarter of 2025, we made a minority investment of $88.1 million in Fevertree Drinks plc, a listed entity on the London Stock Exchange (LSE:FEVR). As of June 30, 2025, we continue to hold a minority interest in the entity. See Note 3, "Investments" for further discussion of our minority interest investment in Fevertree Drinks plc.
Chief Executive Officer Retirement
On April 12, 2025, Gavin D.K. Hattersley, President and Chief Executive Officer of the Company and a member of the Board, informed the Company and the Board that he intends to retire from the Company and as a member of the Board, in each case, by December 31, 2025.

Subsequent Event
On July 4, 2025, the OBBBA was enacted into law in the U.S. The OBBBA permanently extends certain expiring provisions from the Tax Cuts and Jobs Act of 2017, including accelerated tax recovery for certain capital investments and research and development expenditures and the business interest expense limitation. Additionally, the OBBBA includes changes to the taxation of foreign income for U.S.-domiciled businesses. While we are currently evaluating the impact of the OBBBA to the Company, we do anticipate a decrease in our current year cash tax liability as a result of the OBBBA.
2. New Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, aimed at enhancing transparency in income statement disclosures by requiring entities to disclose additional disaggregated information about significant expenses included in our results of operations. This guidance will be effective for us starting with our annual report for the year ending December 31, 2027 and the subsequent interim periods, with prospective or retrospective application allowed and early adoption permitted. We are assessing the impact of the ASU, including the timing and method of adoption, however, we expect the guidance to impact disclosures only and not have a material effect on our financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures intended to enhance transparency and decision usefulness of income tax disclosures. This guidance is effective for us starting with our annual report for the year ending December 31, 2025. We have the option to apply the guidance prospectively or retrospectively and we are continuing to assess which method to apply. When adopted, we expect the guidance to impact disclosures only and not have a material effect on our financial position or results of operations.
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material effect on our unaudited condensed consolidated financial statements.
3. Investments
Consolidated VIE Investments
Our consolidated VIEs as of June 30, 2025, were Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests and excluding goodwill):

	As of
	June 30, 2025		December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$235.9	$17.8	$230.3	$29.8
As of June 30, 2025, for RMMC/RMBC, $76.9 million and $110.9 million were recorded in inventories, net and property, plant and equipment, net, respectively on the unaudited condensed consolidated balance sheets. As of December 31, 2024, for RMMC/RMBC, $64.0 million and $113.6 million were recorded in inventories, net and property, plant and equipment, net, respectively on the consolidated balance sheets.
We have not provided any financial support to any of our VIEs during the six months ended June 30, 2025, that we were not previously contractually obligated to provide.
Equity Method Investments
Our equity method investments include our ownership interests in Brewers Retail Inc. ("BRI"), Brewers Distributor Ltd. ("BDL") and The Yuengling Company LLC, as well as other immaterial investments. The total balance of our equity method investments was $106.1 million and $108.9 million as of June 30, 2025 and December 31, 2024, respectively. Our equity method investments are all within the Americas segment and are presented within other assets on the unaudited condensed consolidated balance sheets. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net, respectively, on the unaudited condensed consolidated balance sheets.

Our BRI and BDL third party debt instruments are guaranteed by the respective shareholders. As a result, we had a guarantee liability of $11.3 million and $30.1 million recorded as of June 30, 2025 and December 31, 2024, respectively, which is presented within accounts payable and other current liabilities on the unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The offset to the guarantee liability is our respective equity method investment on the unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
ASC 321 Investment
During the first quarter of 2025, Molson Coors Beverage Company made an investment of $88.1 million in Fevertree Drinks plc, a listed entity on the London Stock Exchange (LSE:FEVR). We hold a minority interest in the entity and account for the investment under ASC 321. As of June 30, 2025, the investment was recorded at a fair value of $139.3 million calculated based on a quoted market price on the London Stock Exchange (Level 1 inputs) in other assets on our unaudited condensed consolidated balance sheets. Changes in fair value are recorded in other non-operating income (expense), net on our unaudited condensed consolidated statements of operations, and as a result, during the three and six months ended June 30, 2025, we recorded unrealized income of $25.5 million and $51.2 million, respectively.
4. Inventories

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Finished goods	$374.4	$245.8
Work in process	93.5	83.8
Raw materials	269.8	261.2
Packaging materials	164.3	137.0
Inventories, net	$902.0	$727.8
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill is presented in the table below by segment:

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2024	$5,582.3	$—	$5,582.3
Foreign currency translation, net	9.7	—	9.7
Balance as of June 30, 2025	$5,592.0	$—	$5,592.0
(1)Accumulated impairment losses for the Americas segment was $1,513.3 million as of June 30, 2025 and December 31, 2024. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020 with an accumulated impairment loss of $1,484.3 million.
As of the date of our annual impairment test performed as of October 1, 2024, the fair value of the Americas reporting unit was in excess of its carrying value by less than 15% and as such, the reporting unit continues to be at heightened risk of future impairment in the event of significant unfavorable changes in assumptions. We continue to focus on our strategy which includes growing our core power brand net sales, aggressively premiumizing our portfolio and scaling and expanding beyond beer. While progress has been made, including the strengthening of our core power brands, continued focus is required in order to deliver on these long-term strategies. Therefore, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions and market multiples or discount rates that could negatively impact future analyses, including the impacts of cost inflation or tariffs, increases to interest rates and other external industry factors impacting our business.
We determined that there was no triggering event that occurred during the six months ended June 30, 2025, that would indicate the carrying value of our Americas reporting unit was greater than its fair value.

Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of June 30, 2025:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,037.5	$(1,877.6)	$3,159.9
License agreements and distribution rights	10 - 20	206.2	(128.6)	77.6
Other	5 - 40	85.1	(29.4)	55.7
Intangible assets not subject to amortization
Brands	Indefinite	8,050.2	—	8,050.2
Distribution networks	Indefinite	743.4	—	743.4
Other	Indefinite	307.6	—	307.6
Total		$14,430.0	$(2,035.6)	$12,394.4
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2024:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,797.3	$(1,713.5)	$3,083.8
License agreements and distribution rights	10 - 20	200.2	(120.2)	80.0
Other	5 - 40	84.5	(27.8)	56.7
Intangible assets not subject to amortization
Brands	Indefinite	7,963.8	—	7,963.8
Distribution networks	Indefinite	703.3	—	703.3
Other	Indefinite	307.6	—	307.6
Total		$14,056.7	$(1,861.5)	$12,195.2
The increase in the gross carrying amounts of intangible assets from December 31, 2024 to June 30, 2025, was primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets, other than goodwill, are denominated in foreign currencies.
Based on foreign exchange rates as of June 30, 2025, the estimated future amortization expense of intangible assets was as follows:

Fiscal year	Amount
(In millions)
2025 - remaining	$104.6
2026	192.6
2027	133.5
2028	132.0
2029	131.8
Amortization expense of intangible assets was $51.8 million and $52.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $102.9 million and $104.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively. This expense is presented within MG&A expenses in our unaudited condensed consolidated statements of operations.
The fair value of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S. and the Carling and Staropramen brands in EMEA&APAC all exceeded their respective carrying values by over 15% as of the October 1, 2024, annual testing date.

No triggering events were identified during the six months ended June 30, 2025, that would indicate the carrying values of our indefinite-lived or definite-lived intangible assets were greater than their fair values.
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
6. Leases
Supplemental balance sheet information related to leases as of June 30, 2025 and December 31, 2024, was as follows:

		As of
		June 30, 2025	December 31, 2024
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$196.8	$189.0
Current operating lease liabilities	Accounts payable and other current liabilities	$55.6	$46.7
Non-current operating lease liabilities	Other liabilities	164.3	161.5
Total operating lease liabilities		$219.9	$208.2
Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$63.6	$58.4
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$9.7	$9.9
Non-current finance lease liabilities	Long-term debt	63.2	56.9
Total finance lease liabilities		$72.9	$66.8
Supplemental cash flow information related to leases for the six months ended June 30, 2025 and June 30, 2024, was as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$29.4	$29.9
Operating cash flows from finance leases	2.1	1.8
Financing cash flows from finance leases	5.0	2.6
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	13.4	30.0
Finance leases	7.4	14.5

7. Debt
Debt Obligations

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Long-term debt
CAD 500 million 3.44% senior notes due July 2026	$367.4	$347.6
$2.0 billion 3.0% senior notes due July 2026	2,000.0	2,000.0
EUR 800 million 3.8% senior notes due June 2032	943.0	828.3
$1.1 billion 5.0% senior notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% senior notes due July 2046	1,800.0	1,800.0
Finance leases	72.9	66.8
Other	22.2	21.7
Less: unamortized debt discounts and debt issuance costs	(36.8)	(38.2)
Total long-term debt (including current portion)	6,268.7	6,126.2
Less: current portion of long-term debt	(11.7)	(12.3)
Total long-term debt	$6,257.0	$6,113.9
Short-term borrowings(1)	$50.6	$19.9
Current portion of long-term debt	11.7	12.3
Current portion of long-term debt and short-term borrowings	$62.3	$32.2
(1)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of June 30, 2025, we had $43.6 million in bank overdrafts and $65.6 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $22.0 million. As of December 31, 2024, we had $13.0 million in bank overdrafts and $59.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $46.0 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of June 30, 2025 and December 31, 2024. See further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for further discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations using observable market interest and foreign exchange rates. As of June 30, 2025 and December 31, 2024, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $5.9 billion and $5.7 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
On June 26, 2025, we amended our existing $2.0 billion multi-currency revolving credit facility to extend the maturity date from June 26, 2029 to June 26, 2030. The amendment did not change the borrowing capacity of the revolving credit facility, which allows us to issue a maximum aggregate amount of $2.0 billion in commercial paper or make other borrowings at any time at variable interest rates. We use this facility from time to time to fund the repayment of debt upon maturity and for working capital or general purposes.
We had no borrowings drawn on the amended and restated multi-currency revolving credit facility and no commercial paper borrowings as of June 30, 2025 and December 31, 2024.

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
Under the amended and restated $2.0 billion multi-currency revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the amended and restated multi-currency revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of June 30, 2025, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All our outstanding senior notes as of June 30, 2025, rank pari-passu.
8. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II.—Item 8. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the six months ended June 30, 2025. As noted in Part II.—Item 8. Financial Statements, Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report, due to the nature of our counterparty agreements, and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Our significant derivative positions have not changed considerably since December 31, 2024.
Net Investment Hedges
On May 29, 2024, concurrent with the issuance of the EUR 2032 Notes, we designated the principal of the notes as a non-derivative net investment hedge of our investment in a EUR functional currency subsidiary in order to hedge a portion of the related foreign currency translational impacts. Accordingly, we record the changes in the carrying value of the EUR 2032 Notes due to fluctuations in the spot rate to AOCI.
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
The table below summarizes our derivative assets (liabilities) that were measured at fair value as of June 30, 2025 and December 31, 2024. The fair value for all derivative contracts as of June 30, 2025 and December 31, 2024 were valued using significant other observable inputs, which are Level 2 inputs.

	As of
	June 30, 2025	December 31, 2024
	(In millions)
Forward starting interest rate swaps	$72.0	$96.3
Foreign currency forwards	0.4	10.6
Commodity swaps and options	29.3	3.7
Total	$101.7	$110.6
As of June 30, 2025 and December 31, 2024, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the six months ended June 30, 2025, were all included in Level 2.

Results of Period Derivative Activity
The tables below include the results of our derivative activity on our unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 and our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024.
Fair Value of Derivative Instruments on the Unaudited Condensed Consolidated Balance Sheets (In millions):

	As of June 30, 2025
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$72.0	Other liabilities	$—
Foreign currency forwards	$124.5	Other current assets	0.7	Accounts payable and other current liabilities	(0.1)
		Other non-current assets	—	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$72.7		$(0.3)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$412.5	Other current assets	$39.4	Accounts payable and other current liabilities	$(10.4)
		Other non-current assets	1.8	Other liabilities	(1.5)
Commodity options(1)	$24.6	Other current assets	0.3	Accounts payable and other current liabilities	(0.3)
Total derivatives not designated as hedging instruments			$41.5		$(12.2)

	As of December 31, 2024
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$96.3	Other liabilities	$—
Foreign currency forwards	$196.2	Other current assets	7.7	Accounts payable and other current liabilities	—
		Other non-current assets	2.9	Other liabilities	—
Total derivatives designated as hedging instruments			$106.9		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$376.4	Other current assets	$15.1	Accounts payable and other current liabilities	$(10.5)
		Other non-current assets	1.5	Other liabilities	(2.4)
Commodity options(1)	$24.6	Other current assets	0.3	Accounts payable and other current liabilities	(0.3)
Total derivatives not designated as hedging instruments			$16.9		$(13.2)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivatives
Three Months Ended June 30, 2025
Forward starting interest rate swaps	$(3.2)	Interest income (expense), net	$(0.8)
Foreign currency forwards	(7.7)	Cost of goods sold	0.9
		Other non-operating income (expense), net	(0.1)
Total	$(10.9)		$—
Three Months Ended June 30, 2024
Forward starting interest rate swaps	$12.3	Interest income (expense), net	$(0.9)
Foreign currency forwards	1.8	Cost of goods sold	1.3
		Other non-operating income (expense), net	(0.3)
Total	$14.1		$0.1

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Six Months Ended June 30, 2025
Forward starting interest rate swaps	$(24.3)	Interest income (expense), net	$(1.7)
Foreign currency forwards	(8.1)	Cost of goods sold	2.7
		Other non-operating income (expense), net	(0.4)
Total	$(32.4)		$0.6
Six Months Ended June 30, 2024
Forward starting interest rate swaps	$33.4	Interest income (expense), net	$(1.7)
Foreign currency forwards	6.3	Cost of goods sold	2.1
		Other non-operating income (expense), net	(0.4)
Total	$39.7		$—
The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI(1)
Three Months Ended June 30, 2025
EUR 800 million 3.8% senior notes due June 2032	$(77.3)
Three Months Ended June 30, 2024
EUR 800 million 1.25% senior notes due July 2024	$(5.4)
EUR 800 million 3.8% senior notes due June 2032	11.5
Total	$6.1

Net investment hedge relationships	Amount of gain (loss) recognized in OCI (1)
Six Months Ended June 30, 2025
EUR 800 million 3.8% senior notes due June 2032	$(114.1)
Six Months Ended June 30, 2024
EUR 800 million 1.25% senior notes due July 2024	$14.5
EUR 800 million 3.8% senior notes due June 2032	11.5
Total	$26.0
(1)The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three and six months ended June 30, 2025 and June 30, 2024, we did not reclassify any amounts related to net investment hedges from AOCI into earnings whether due to ineffectiveness, a sale or liquidation.
As of June 30, 2025, we expect pretax net losses of less than $1 million recorded in AOCI will be reclassified into earnings within the next 12 months. Our foreign currency forwards, which are designated in cash flow hedge relationships, are typically hedged over a maximum length of approximately 3 years. We use forward starting interest rate swaps to hedge our forecasted debt issuances and the maximum length of time is based on our forecasted debt issuances.
The Effect of Derivatives Not Designated as Hedging Instruments on the Unaudited Condensed Consolidated Statements of Operations (In millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Three Months Ended June 30, 2025
Commodity swaps	Cost of goods sold	$11.4
Three Months Ended June 30, 2024
Commodity swaps	Cost of goods sold	$17.5

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Six Months Ended June 30, 2025
Commodity swaps	Cost of goods sold	$32.8
Six Months Ended June 30, 2024
Commodity swaps	Cost of goods sold	$2.3
9. Income Tax

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Effective tax rate	24%	24%	23%	23%
The effective tax rate for the three and six months ended June 30, 2025, was relatively flat compared to prior year.
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

10. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we have an aggregate accrued contingent liability of $10.4 million and $71.1 million as of June 30, 2025 and December 31, 2024, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, based on review with legal counsel, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters unless otherwise noted below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters, may arise from time to time that may harm our business. Our litigation, other disputes and environmental issues are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and any updates for the six months ended June 30, 2025, are discussed below.
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC, a wholly owned subsidiary of our Company, alleging that the Keystone brand had "rebranded" itself as "Stone" and was marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. As of December 31, 2024, the Company had a recorded accrued liability of $60.6 million within accounts payable and other current liabilities on our consolidated balance sheets. On January 29, 2025, the Company paid $60.6 million in final resolution of this matter.
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
The Province of Ontario will provide financial support to TBS and the Representative Owners of up to CAD 225 million through reimbursement of costs incurred in connection with the early implementation and to TBS in connection with the operation of the agreed upon retail footprint through December 31, 2025. The EIA required TBS to maintain at least 386 retail locations in Ontario to support recycling, cash and carry and to preserve employment through June 30, 2025. Subsequently, TBS has the right to close retail locations to reduce the number of retail locations to a minimum of 300 by December 31, 2025. From January 1, 2026, onward, TBS will have full discretion to maintain an adequate number of retail locations determined by TBS in its sole and absolute discretion. Due to the anticipated increased competition from grocery stores and convenience stores, TBS anticipates closing stores during the year ended December 31, 2025, in line with the allowable reduction under the EIA with future closures dependent on the evolution of the expanded retail marketplace funded by the reimbursement costs received. We continue to evaluate the impacts of the EIA and the expected future marketplace for beer distribution and retail systems in the Province of Ontario on our results of operations.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of June 30, 2025 and December 31, 2024, the unaudited condensed consolidated balance sheets include liabilities related to these guarantees of $15.6 million and $34.2 million, respectively.
Separately, our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the six months ended June 30, 2025.

11. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2024	$(1,087.0)	$83.6	$(342.4)	$(16.6)	$(1,362.4)
Foreign currency translation adjustments	404.8	—	—	—	404.8
Gain (loss) recognized on net investment hedges	(114.1)	—	—	—	(114.1)
Unrealized gain (loss) recognized on derivative instruments	—	(32.4)	—	—	(32.4)
Derivative instrument activity reclassified from other comprehensive income (loss)	—	(0.6)	—	—	(0.6)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(3.9)	—	(3.9)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	0.2	0.2
Tax benefit (expense)	32.5	8.3	0.8	(0.1)	41.5
As of June 30, 2025	$(763.8)	$58.9	$(345.5)	$(16.5)	$(1,066.9)
12. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In millions)
Restructuring
Employee-related charges	$(7.5)	$0.2	$(8.3)	$1.1
Asset abandonment and other restructuring costs(1)	(1.1)	—	(19.7)	—
Gains (losses) on disposals and other	(0.6)	(0.1)	2.9	5.3
Other operating income (expense), net	$(9.2)	$0.1	$(25.1)	$6.4
(1)During the third quarter of 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation. During the first quarter of 2025, we incurred incremental accelerated depreciation in excess of normal depreciation of $17.9 million. Restructuring charges related to these actions are substantially complete and any remaining future charges are expected to be immaterial.
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
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the three months ended June 30, 2025 and June 30, 2024.
Net sales from transactions with a single customer in our Americas segment represented approximately $0.6 billion of our consolidated net sales for the six months ended June 30, 2025. No single customer accounted for more than 10% of our consolidated net sales for the six months ended June 30, 2024.
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
The following tables present net sales and other activity by segment to arrive at income (loss) before income taxes as well as a reconciliation of amounts shown as income (loss) before income taxes to net income (loss) attributable to MCBC:

	For the three months ended June 30, 2025
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$2,504.8	$703.9	$—	$(7.9)	$3,200.8
Cost of goods sold	(1,468.4)	(465.4)	7.0	7.9	(1,918.9)
Marketing and sales expenses	(308.7)	(75.2)	—	—	(383.9)
General and administrative expenses	(217.7)	(91.5)	—	—	(309.2)
Equity income (loss)	4.0	—	—	—	4.0
Interest expense	(0.6)	(1.1)	(59.9)	—	(61.6)
Interest income	—	0.1	3.0	—	3.1
Other segment items(1)	24.8	(6.0)	1.8	—	20.6
Income (loss) before income taxes	$538.2	$64.8	$(48.1)	$—	$554.9
Income tax benefit (expense)					(130.6)
Net income (loss)					424.3
Net (income) loss attributable to noncontrolling interests					4.4
Net income (loss) attributable to MCBC					$428.7

	For the three months ended June 30, 2024
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$2,575.9	$683.3	$—	$(6.9)	$3,252.3
Cost of goods sold	(1,525.7)	(431.9)	28.3	6.9	(1,922.4)
Marketing and sales expenses	(326.8)	(75.2)	—	—	(402.0)
General and administrative expenses	(233.9)	(92.6)	—	—	(326.5)
Equity income (loss)	(1.9)	—	—	—	(1.9)
Interest expense	(0.5)	(1.3)	(56.0)	—	(57.8)
Interest income	—	0.5	6.1	—	6.6
Other segment items(1)	—	(1.6)	13.2	—	11.6
Income (loss) before income taxes	$487.1	$81.2	$(8.4)	$—	$559.9
Income tax benefit (expense)					(134.6)
Net income (loss)					425.3
Net (income) loss attributable to noncontrolling interests					1.7
Net income (loss) attributable to MCBC					$427.0

	For the six months ended June 30, 2025
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$4,386.6	$1,131.2	$—	$(12.9)	$5,504.9
Cost of goods sold	(2,638.3)	(772.4)	25.7	12.9	(3,372.1)
Marketing and sales expenses	(546.4)	(123.6)	—	—	(670.0)
General and administrative expenses	(494.3)	(182.0)	—	—	(676.3)
Equity income (loss)	8.5	—	—	—	8.5
Interest expense	(1.3)	(2.1)	(119.5)	—	(122.9)
Interest income	—	0.2	7.6	—	7.8
Other segment items(1)	32.7	(5.7)	4.3	—	31.3
Income (loss) before income taxes	$747.5	$45.6	$(81.9)	$—	$711.2
Income tax benefit (expense)					(163.8)
Net income (loss)					547.4
Net (income) loss attributable to noncontrolling interests					2.3
Net income (loss) attributable to MCBC					$549.7

	For the six months ended June 30, 2024
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$4,721.3	$1,138.0	$—	$(10.6)	$5,848.7
Cost of goods sold	(2,841.2)	(753.5)	28.8	10.6	(3,555.3)
Marketing and sales expenses	(576.5)	(126.7)	—	—	(703.2)
General and administrative expenses	(490.9)	(189.0)	—	—	(679.9)
Equity income (loss)	(2.8)	—	—	—	(2.8)
Interest expense	(0.8)	(2.4)	(110.0)	—	(113.2)
Interest income	0.1	0.9	12.6	—	13.6
Other segment items(1)	(1.5)	2.9	16.0	—	17.4
Income (loss) before income taxes	$807.7	$70.2	$(52.6)	$—	$825.3
Income tax benefit (expense)					(190.1)
Net income (loss)					635.2
Net (income) loss attributable to noncontrolling interests					(0.4)
Net income (loss) attributable to MCBC					$634.8
(1)Other segment items include other operating income (expense), net, other pension and postretirement benefit (cost), net and other non-operating income (expense), net.
The following table presents total assets by segment as of June 30, 2025 and December 31, 2024:

	Total Assets
	As of
	June 30, 2025	December 31, 2024
	(In millions)
Americas	$22,990.6	$22,706.8
EMEA&APAC	3,836.1	3,357.5
Consolidated	$26,826.7	$26,064.3
The following table presents total property, plant and equipment, net depreciation and intangible asset, net amortization as well as total capital expenditures by segment for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Depreciation and amortization	(In millions)
Americas	$125.0	$126.3	$263.9	$254.0
EMEA&APAC	45.1	41.4	86.5	82.7
Consolidated	$170.1	$167.7	$350.4	$336.7
Capital expenditures
Americas	$115.8	$145.0	$291.1	$299.0
EMEA&APAC	47.5	32.5	109.5	93.2
Consolidated	$163.3	$177.5	$400.6	$392.2

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
Global Market Conditions and Competitive Trends
Our industry is experiencing and, we expect will continue to experience, increased consumer and economic uncertainty due to volatility in the global macroeconomic environment including global trade policies and other geopolitical events with potential resulting impacts on economic growth, consumer confidence, inflation and currencies. In addition, the associated impacts of the macroeconomic environment on the beer industry in the U.S. have resulted in heightened competitive activity and associated reduction in market share of our products in certain segments. The magnitude of the resulting impacts on our business are dependent on the evolution of the global macroeconomic environment and the competitive landscape, including whether share losses are sustained. The economic and competitive pressures, including the impact of tariffs, on our Company and our consumers' consumption behavior and preferences have and may continue to negatively impact our results of operations during this volatile period. For example, recent tariff announcements in the U.S. have indirectly caused the price of the premium on aluminum in the U.S., known as the Midwest Premium, to spike which has had a negative impact and is expected to continue to have a negative impact on our results of operations. While our hedging program can help mitigate some of the volatility, the opaque pricing and limited liquidity of the Midwest Premium can make hedging this exposure costly. Therefore, the Midwest Premium is one of the commodities for which we currently have the least amount of hedged coverage. In addition to impacting the prices of raw materials, a constant or periodic change in the Midwest Premium may decrease our profit margins or impact our end consumers as we may pass on the increased costs to our consumers. We plan to continue to evaluate and implement strategies which are designed to help mitigate the impact on our business, consolidated results of operations and financial condition while continuing to support our long-term strategic growth and capital allocation priorities.
Items Affecting the Americas Segment Results of Operations
Fevertree Transactions
During the first quarter of 2025, we obtained exclusive rights via a license agreement to produce, market and sell Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fevertree USA, Inc. entity, with the immaterial acquisition accounted for as a business combination and consideration allocated primarily to working capital balances. The acquisition is aligned with our strategy to expand beyond the beer aisle as Fever-Tree is the world's leading supplier of premium carbonated mixers.

Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(In millions, except percentages and per share data)
Net sales	$3,200.8	$3,252.3	(1.6)%	$5,504.9	$5,848.7	(5.9)%
Cost of goods sold	(1,918.9)	(1,922.4)	(0.2)%	(3,372.1)	(3,555.3)	(5.2)%
Gross profit	1,281.9	1,329.9	(3.6)%	2,132.8	2,293.4	(7.0)%
Marketing, general and administrative expenses	(693.1)	(728.5)	(4.9)%	(1,346.3)	(1,383.1)	(2.7)%
Other operating income (expense), net	(9.2)	0.1	N/M	(25.1)	6.4	N/M
Equity income (loss)	4.0	(1.9)	N/M	8.5	(2.8)	N/M
Operating income (loss)	583.6	599.6	(2.7)%	769.9	913.9	(15.8)%
Total non-operating income (expense), net	(28.7)	(39.7)	(27.7)%	(58.7)	(88.6)	(33.7)%
Income (loss) before income taxes	554.9	559.9	(0.9)%	711.2	825.3	(13.8)%
Income tax benefit (expense)	(130.6)	(134.6)	(3.0)%	(163.8)	(190.1)	(13.8)%
Net income (loss)	424.3	425.3	(0.2)%	547.4	635.2	(13.8)%
Net (income) loss attributable to noncontrolling interests	4.4	1.7	158.8%	2.3	(0.4)	N/M
Net income (loss) attributable to MCBC	$428.7	$427.0	0.4%	$549.7	$634.8	(13.4)%
Net income (loss) attributable to MCBC per diluted share	$2.13	$2.03	4.9%	$2.71	$2.99	(9.4)%

Financial volume in hectoliters	20.870	22.430	(7.0)%	36.279	40.404	(10.2)%
N/M = Not meaningful
Foreign currency impacts on results
For the three months ended June 30, 2025, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Favorable impact of $32.8 million (Favorable impact for EMEA&APAC of $36.3 million, partially offset by the unfavorable impact for Americas of $3.5 million).
•Cost of goods sold - Unfavorable impact of $21.3 million (Unfavorable impact for EMEA&APAC of $23.7 million, partially offset by the favorable impact for Americas of $2.4 million).
•MG&A - Unfavorable impact of $7.3 million (Unfavorable impact for EMEA&APAC of $8.3 million, partially offset by the favorable impact for Americas of $1.0 million).
•Income (loss) before income taxes - Favorable impact of $3.9 million (Favorable impact for EMEA&APAC and Americas of $5.4 million and $0.5 million, respectively, partially offset by the unfavorable impact for Unallocated of $2.0 million).
The impacts of foreign currency movements on our consolidated USD results described above for the three months ended June 30, 2025, were primarily due to the weakening of the USD compared to the GBP and EUR, partially offset by the strengthening of the USD compared to the CAD.
For the six months ended June 30, 2025, foreign currency movements had the following impacts on our USD consolidated results:
•    Net sales - Favorable impact of $11.7 million (Favorable impact for EMEA&APAC of $31.1 million, partially offset by the unfavorable impact for Americas of $19.4 million).
•    Cost of goods sold - Unfavorable impact of $7.2 million (Unfavorable impact for EMEA&APAC and Unallocated of $19.5 million and $0.2 million, respectively, partially offset by the favorable impact for Americas of $12.5 million).

•    MG&A - Favorable impact of $1.4 million (Favorable impact for Americas of $7.1 million, partially offset by the unfavorable impact of EMEA&APAC of $5.7 million).
•    Income (loss) before income taxes - Favorable impact of $4.1 million (Favorable impact for EMEA&APAC and Americas of $7.4 million and $0.3 million, respectively, partially offset by the unfavorable impact for Unallocated of $3.6 million).
The impacts of foreign currency movements on our consolidated USD results described above for the six months ended June 30, 2025, were primarily due to the weakening of the USD compared to the GBP and EUR, partially offset by the strengthening of the USD compared to the CAD.
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
Net Sales
We utilize net sales per hectoliter, as well as the year over year changes in this metric, as a key metric for analyzing our results. This metric is calculated as net sales per our unaudited condensed consolidated statements of operations divided by financial volume for the respective period. We believe this metric is important and useful for investors and management because it provides an indication of the trends of sales mix and other impacts on our net sales.
The following table highlights the drivers of the change in net sales for the three months ended June 30, 2025, compared to June 30, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(7.0)%	4.4%	1.0%	(1.6)%
Net sales decreased 1.6% for the three months ended June 30, 2025, compared to prior year, driven by lower financial volumes, partially offset by favorable price and sales mix and favorable foreign currency impacts.
Financial volumes decreased 7.0% for the three months ended June 30, 2025, compared to prior year, primarily due to lower shipments in both the Americas and EMEA&APAC segments as described in further detail in the "Segment Results of Operations" section below.
Price and sales mix favorably impacted net sales by 4.4% for the three months ended June 30, 2025, primarily due to favorable sales mix and increased net pricing in both segments. Americas favorable sales mix was primarily driven by lower contract brewing volume. Net sales per hectoliter increased 5.8% on a reported basis.
The following table highlights the drivers of the change in net sales for the six months ended June 30, 2025, compared to June 30, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(10.2)%	4.1%	0.2%	(5.9)%
Net sales decreased 5.9% for the six months ended June 30, 2025, compared to prior year, driven by lower financial volume, partially offset by favorable price and sales mix and favorable foreign currency impacts.

Financial volumes decreased 10.2% for the six months ended June 30, 2025, compared to prior year, primarily due to lower shipments in both the Americas and EMEA&APAC segments as described in further detail in the "Segment Results of Operations" section below.
Price and sales mix favorably impacted net sales by 4.1% for the six months ended June 30, 2025, primarily due to favorable sales mix and increased net pricing in both segments. Americas favorable sales mix was primarily driven by lower contract brewing volume. Net sales per hectoliter increased 4.8% on a reported basis.
Discussions of currency impacts on net sales for the three and six months ended June 30, 2025 are included in the "Foreign currency impacts on results" section above.
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
Cost of goods sold decreased 0.2% for the three months ended June 30, 2025, compared to prior year, primarily due to lower financial volumes, partially offset by higher cost of goods sold per hectoliter and unfavorable foreign currency impacts of $21.3 million. Cost of goods sold per hectoliter increased 7.3% for the three months ended June 30, 2025, compared to prior year, primarily due to unfavorable mix driven by lower contract brewing volumes in the Americas segment and premiumization, volume deleverage, cost inflation related to materials and manufacturing expenses as well as unfavorable changes in our unrealized mark-to-market commodity derivative positions, partially offset by cost savings initiatives.
Cost of goods sold decreased 5.2% for the six months ended June 30, 2025, compared to prior year, primarily due to lower financial volumes, partially offset by higher cost of goods sold per hectoliter and unfavorable foreign currency impacts of $7.2 million. Cost of goods sold per hectoliter increased 5.6% for the six months ended June 30, 2025, compared to prior year, primarily due to volume deleverage, unfavorable mix driven by lower contract brewing volumes in the Americas segment and premiumization as well as cost inflation related to materials and manufacturing expense, partially offset by cost savings initiatives.
Discussions of currency impacts on cost of goods sold for the three and six months ended June 30, 2025 are included in the "Foreign currency impacts on results" section above.
Marketing, general and administrative expenses
MG&A expenses decreased 4.9% for the three months ended June 30, 2025, compared to prior year, primarily due to timing of marketing investment and lower general and administrative expenses as a result of lower incentive compensation expense, partially offset by unfavorable foreign currency impacts of $7.3 million.
MG&A expenses decreased 2.7% for the six months ended June 30, 2025, compared to prior year, primarily due to timing of marketing investment and lower general and administrative expenses. Lower general and administrative expenses were primarily driven by lower incentive compensation expense, partially offset by approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition which will be recoverable through net sales over the next 3 years.
Discussions of currency impacts on MG&A expenses for the three and six months ended June 30, 2025 are included in the "Foreign currency impacts on results" section above.
Other operating income (expense), net
See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net improved 27.7% for the three months ended June 30, 2025, compared to prior year, primarily due to the favorable unrealized fair value adjustment of the investment in Fevertree Drinks plc, partially offset by lower pension and OPEB non-service benefit, higher interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024 and lower interest income.

Total non-operating expense, net improved 33.7% for the six months ended June 30, 2025, compared to prior year, primarily due to the favorable unrealized fair value adjustment of the investment in Fevertree Drinks plc, partially offset by higher interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024, lower pension and OPEB non-service benefit and lower interest income.
Income tax benefit (expense)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Effective tax rate	24%	24%	23%	23%
The effective tax rate for the three and six months ended June 30, 2025, was relatively flat compared to prior year.
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
On July 4, 2025, the OBBBA was enacted into law in the U.S. The OBBBA permanently extends certain expiring provisions from the Tax Cuts and Jobs Act of 2017, including accelerated tax recovery for certain capital investments and research and development expenditures and the business interest expense limitation. Additionally, the OBBBA includes changes to the taxation of foreign income for U.S.-domiciled businesses. While we are currently evaluating the impact of the OBBBA to the Company, we do anticipate a decrease in our current year cash tax liability as a result of the OBBBA.
Refer to Part I.—Item 1. Financial Statements, Note 9, "Income Tax" for discussion regarding our effective tax rate.
Segment Results of Operations
Americas Segment

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(In millions, except percentages)
Net sales(1)	$2,504.8	$2,575.9	(2.8)%	$4,386.6	$4,721.3	(7.1)%
Income (loss) before income taxes	$538.2	$487.1	10.5%	$747.5	$807.7	(7.5)%

Financial volume in hectoliters(1)(2)	15.307	16.396	(6.6)%	27.049	30.306	(10.7)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.693 million hectoliters and 1.366 million hectoliters for the three and six months ended June 30, 2025, respectively, and excludes royalty volume of 0.578 million hectoliters and 1.169 million hectoliters for the three and six months ended June 30, 2024, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended June 30, 2025, compared to June 30, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(6.6)%	4.0%	(0.2)%	(2.8)%
Net sales decreased 2.8% for the three months ended June 30, 2025, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 6.6% for the three months ended June 30, 2025, compared to prior year, primarily due to lower U.S. volume impacted by the macroeconomic environment resulting in industry softness as well as lower share performance and an approximate 3% impact from lower contract brewing volume related to the exit of contract brewing arrangements in both the U.S. and Canada at the end of 2024, partially offset by favorable timing of U.S. shipments.

Price and sales mix favorably impacted net sales by 4.0% for the three months ended June 30, 2025, compared to prior year, primarily due to favorable sales mix as a result of lower contract brewing volumes and positive brand mix as well as increased net pricing. Net sales per hectoliter increased 4.2% on a reported basis.
The following table highlights the drivers of the change in net sales for the six months ended June 30, 2025, compared to June 30, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(10.7)%	4.0%	(0.4)%	(7.1)%
Net sales decreased 7.1% for the six months ended June 30, 2025, compared to prior year, driven by lower financial volumes and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 10.7% for the six months ended June 30, 2025, compared to prior year, primarily due to lower U.S. volume impacted by the macroeconomic environment resulting in industry softness as well as lower share performance and an approximate 4% impact from lower contract brewing volume related to the exit of contract brewing arrangements in both the U.S. and Canada at the end of 2024.
Price and sales mix favorably impacted net sales by 4.0% for the six months ended June 30, 2025, compared to prior year, primarily due to favorable sales mix as a result of lower contract brewing volumes and positive brand mix as well as increased net pricing. Net sales per hectoliter increased 4.1% on a reported basis.
Discussions of currency impacts on net sales for the three and six months ended June 30, 2025 are included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes improved 10.5% for the three months ended June 30, 2025, compared to prior year, primarily due to favorable mix, increased net pricing, lower MG&A expense, favorable unrealized fair value adjustment of the investment in Fevertree Drinks plc and cost savings initiatives, partially offset by lower financial volumes and cost inflation related to materials and manufacturing expenses. Lower MG&A spend was primarily due to timing of marketing investment and lower incentive compensation.
Income before income taxes declined 7.5% for the six months ended June 30, 2025, compared to prior year, primarily due to lower financial volumes, cost inflation related to materials and manufacturing expenses and approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition which will be recoverable through net sales over the next 3 years, partially offset by favorable mix, increased net pricing, favorable unrealized fair value adjustment of the investment in Fevertree Drinks plc, cost savings initiatives, timing of marketing investment and lower incentive compensation.
Discussions of currency impacts on income (loss) before income taxes for the three and six months ended June 30, 2025, are included in the "Foreign currency impacts on results" section above.
EMEA&APAC Segment

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(In millions, except percentages)
Net sales(1)	$703.9	$683.3	3.0%	$1,131.2	$1,138.0	(0.6)%
Income (loss) before income taxes	$64.8	$81.2	(20.2)%	$45.6	$70.2	(35.0)%

Financial volume in hectoliters(1)(2)	5.564	6.037	(7.8)%	9.233	10.101	(8.6)%
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.336 million hectoliters and 0.556 million hectoliters for the three and six months ended June 30, 2025, respectively, and excludes royalty volume of 0.325 million hectoliters and 0.543 million hectoliters for the three and six months ended June 30, 2024, respectively.

Net sales
The following table highlights the drivers of the change in net sales for the three months ended June 30, 2025, compared to June 30, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(7.8)%	5.5%	5.3%	3.0%
Net sales increased 3.0% for the three months ended June 30, 2025, compared to prior year, driven by favorable price and sales mix and favorable foreign currency impacts, partially offset by lower financial volumes.
Financial volumes decreased 7.8% for the three months ended June 30, 2025, compared to prior year, primarily due to lower volumes across all regions driven by soft market demand and a heightened competitive landscape.
Price and sales mix favorably impacted net sales by 5.5% for the three months ended June 30, 2025, compared to prior year, primarily due to geographic mix, premiumization and higher factored brand volumes, as well as increased net pricing. Net sales per hectoliter increased 11.8% on a reported basis.
The following table highlights the drivers of the change in net sales for the six months ended June 30, 2025, compared to June 30, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(8.6)%	5.3%	2.7%	(0.6)%
Net sales decreased 0.6% for the six months ended June 30, 2025, compared to prior year, driven by lower financial volumes, partially offset by favorable price and sales mix as well as favorable foreign currency impacts.
Financial volumes decreased 8.6% for the six months ended June 30, 2025, compared to prior year, primarily due to lower volumes across all regions driven by soft market demand and heightened competitive landscape.
Price and sales mix favorably impacted net sales for the six months ended June 30, 2025, compared to prior year, by 5.3%, primarily due to geographic mix, premiumization and higher factored brand volumes, as well as increased net pricing. Net sales per hectoliter increased 8.8% on a reported basis.
Discussions of currency impacts on net sales for the three and six months ended June 30, 2025, are included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes declined 20.2% for the three months ended June 30, 2025, compared to prior year, primarily due to lower financial volumes and higher U.K. waste management fees as a result of the change in extended producer responsibility regulations, partially offset by lower MG&A expense driven by lower incentive compensation and cost savings, increased net pricing and favorable mix, as well as favorable foreign currency impacts of $5.4 million.
Income before income taxes declined 35.0% for the six months ended June 30, 2025, compared to prior year, primarily due to lower financial volumes and higher U.K. waste management fees as a result of the change in the extended producer responsibility regulations, partially offset by lower MG&A expense driven by lower incentive compensation and cost savings, increased net pricing and favorable mix, as well as favorable foreign currency impacts of $7.4 million.
Discussions of currency impacts on income (loss) before income taxes for the three and six months ended June 30, 2025, are included in the "Foreign currency impacts on results" section above.
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

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% change	June 30, 2025	June 30, 2024	% change
	(In millions, except percentages)
Cost of goods sold	$7.0	$28.3	(75.3)%	$25.7	$28.8	(10.8)%
Gross profit (loss)	7.0	28.3	(75.3)%	25.7	28.8	(10.8)%
Operating income (loss)	7.0	28.3	(75.3)%	25.7	28.8	(10.8)%
Total non-operating income (expense), net	(55.1)	(36.7)	50.1%	(107.6)	(81.4)	32.2%
Income (loss) before income taxes	$(48.1)	$(8.4)	472.6%	$(81.9)	$(52.6)	55.7%
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the three and six months ended June 30, 2025 and June 30, 2024. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 8, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net increased 50.1% for the three months ended June 30, 2025, compared to prior year, primarily due to unfavorable foreign currency transactional impacts, higher interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024, lower pension and OPEB non-service benefit and lower interest income.
Total non-operating expense, net increased 32.2% for the six months ended June 30, 2025, compared to prior year, primarily due to higher interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024, lower pension and OPEB non-service benefit and lower interest income.
Liquidity and Capital Resources
Liquidity
Overview
Our primary sources of liquidity include cash provided by operating activities and access to external capital. We continue to monitor world events which may create credit or economic challenges that could adversely impact our profit or operating cash flows and our ability to obtain additional liquidity. We believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report and our long-term liquidity requirements. We have upcoming debt maturities in 2026, as illustrated in the debt maturity schedule in the cash and cash equivalents section below. We are currently evaluating various alternatives with respect to these maturities, including the potential refinancing of all or a portion of the outstanding debt which may involve utilizing our amended and restated $2.0 billion multi-currency revolving credit facility. No final decisions have been made at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other factors. We do not have any restrictions that prevent or limit our ability to declare or pay dividends.
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of June 30, 2025, approximately 56% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates have had and may continue to have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties repatriating cash held outside the U.S. on a timely basis and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with cash flows from operating activities within the U.S., are sufficient to fund our current cash needs in the U.S.

Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt maturities are generally of a longer-term nature. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II.—Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities of $627.6 million for the six months ended June 30, 2025, decreased $267.0 million compared to $894.6 million for the six months ended June 30, 2024. The decrease in net cash provided by operating activities was primarily due to lower net income adjusted for non-cash items, the unfavorable movement in working capital and higher interest paid, partially offset by lower income taxes paid. The unfavorable movement in working capital was primarily driven by the $60.6 million payment as final resolution of the Keystone litigation case and the timing of payables and inventories, partially offset by lower payments for prior year annual incentive compensation and the timing of receivables.
Cash Flows from Investing Activities
Net cash used in investing activities of $499.7 million for the six months ended June 30, 2025, increased $118.3 million compared to $381.4 million for the six months ended June 30, 2024. The increase in cash used in investing activities was primarily due to the investment in Fevertree Drinks Plc of $88.1 million as well as the acquisition of Fevertree USA, Inc.
Cash Flows from Financing Activities
Net cash used in financing activities was $506.2 million for the six months ended June 30, 2025, compared to net cash provided by financing activities of $285.6 million for the six months ended June 30, 2024. The change was primarily due to the prior year issuance of our EUR 800 million 3.8% senior notes due 2032, partially offset by lower Class B common stock share repurchases.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of June 30, 2025, we had total cash and cash equivalents of $613.8 million, compared to $969.3 million as of December 31, 2024 and $1,647.3 million as of June 30, 2024. The decrease in cash and cash equivalents from December 31, 2024, was primarily due to capital expenditures, Class B common stock share repurchases, dividends paid, as well as our investment in Fevertree Drinks plc and the acquisition of Fevertree USA, Inc., partially offset by net cash provided by operating activities. The decrease in cash and cash equivalents from June 30, 2024, was primarily due to net debt repayments, including the repayment of our EUR 800 million 1.25% senior notes which matured in July 2024, capital expenditures, Class B common stock share repurchases, dividends paid, a payment to acquire the noncontrolling interest in the Cobra Beer Partnership, Ltd., the investment in Fevertree Drinks plc and the acquisition of Fevertree USA, Inc., partially offset by the net cash provided by operating activities.

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(In millions)
$2,367
$943
$1,100
$1,800
2026
2032
2042
2046
Future Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. On June 26, 2025, we amended our existing $2.0 billion multi-currency revolving credit facility to extend the maturity date from June 26, 2029 to June 26, 2030. As of June 30, 2025, we had $2.0 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility. As of June 30, 2025, we had no borrowings drawn on this amended and restated multi-currency revolving credit facility and no commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated multi-currency revolving credit facility agreement, was 4.00x as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of June 30, 2025, rank pari-passu.
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
As of June 30, 2025, the senior notes and related guarantees ranked pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantors' capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for details of all debt issued and outstanding as of June 30, 2025.

The following summarized financial information relates to the Obligor Group as of June 30, 2025, on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Six Months Ended
June 30, 2025
(In millions)
Net sales, out of which:	$4,266.1
Intercompany sales to non-guarantor subsidiaries	$51.1
Gross profit, out of which:	$1,699.5
Intercompany net costs from non-guarantor subsidiaries	$(188.6)

Net interest expense, out of which:	$(105.9)
Intercompany net interest income from non-guarantor subsidiaries	$7.4

Income before income taxes	$692.4
Net income	$536.9

	As of June 30, 2025	As of December 31, 2024
	(In millions)
Total current assets, out of which:	$1,888.2	$1,859.8
Intercompany receivables from non-guarantor subsidiaries	$214.2	$191.6
Total noncurrent assets, out of which:	$23,853.1	$23,958.2
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,502.9	$3,833.8

Total current liabilities, out of which:	$2,751.7	$2,673.9
Current portion of long-term debt and short-term borrowings	$7.4	$7.6
Intercompany payables due to non-guarantor subsidiaries	$828.7	$715.6
Total noncurrent liabilities, out of which:	$9,160.0	$8,950.8
Long-term debt	$6,203.8	$6,063.6
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$35.6	$13.2
Capital Expenditures
We incurred $257.2 million and paid $400.6 million, for capital improvement projects worldwide for the six months ended June 30, 2025, excluding capital spending by equity method joint ventures, representing a decrease of $42.3 million from the $299.5 million of capital expenditures incurred in the six months ended June 30, 2024. We continue to prioritize our planned capital expenditures with a focus on optimizing returns on invested capital.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental litigation and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of June 30, 2025, we did not have any other material off-balance sheet arrangements.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the six months ended June 30, 2025. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of any recently adopted accounting pronouncements. See also Part I.—Item 1. Financial Statements, Note 5, "Goodwill and Intangible Assets" for discussion of the results of our 2024 annual impairment testing analysis, the related risks to our indefinite-lived intangible brand assets and the goodwill amounts associated with our reporting units.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2024. During the six months ended June 30, 2025, our market risk sensitive instruments fluctuated as a result of changes in interest rates, currency exchange rates and commodity prices.
Interest Rate Risk
As of June 30, 2025 and December 31, 2024, the following table presents our fixed rate notes and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of June 30, 2025 and December 31, 2024, respectively. See Part I - Item 1. Financial Statements, Note 7. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
USD denominated fixed rate notes	$4,900.0	$4,900.0	$(4,464.6)	$(4,484.4)	$(333.8)	$(355.3)
Foreign currency denominated fixed rate notes	$1,310.4	$1,175.9	$(1,336.6)	$(1,212.8)	$(66.0)	$(63.3)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$72.0	$96.3	$(80.8)	$(75.1)
Foreign Exchange Risk
The following table includes details of our foreign currency denominated fixed rate notes and our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of June 30, 2025 and December 31, 2024, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
Foreign currency denominated fixed rate notes	$1,310.4	$1,175.9	$(1,336.6)	$(1,212.8)	$(141.0)	$(113.6)
Foreign currency forwards	$124.5	$196.2	$0.4	$10.6	$(13.5)	$(20.1)

Commodity Price Risk
The following table includes details of our commodity swaps used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. The following table excludes our commodity options because we have offsetting buy and sell positions. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of June 30, 2025 and December 31, 2024, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
Swaps	$412.5	$376.4	$29.3	$3.7	$(40.6)	$(36.3)
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1, 2025 through April 30, 2025	355,896	$59.30	355,896	$1,130,262,884
May 1, 2025 through May 31, 2025	3,717,501	$55.42	3,717,501	$924,234,828
June 1, 2025 through June 30, 2025	398,982	$50.13	398,982	$904,235,306
Total	4,472,379	$55.26	4,472,379	$904,235,306
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 23, 2022).
10.1‡+	Form of Restricted Stock Unit Agreement dated April 14, 2025 pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan applicable to Tracey I. Joubert.
10.2‡+
Form of Restricted Stock Unit Agreement dated April 14, 2025 pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan applicable to, among others, Michelle St. Jacques and Natalie G. Maciolek.

10.3‡	Molson Coors Beverage Company Incentive Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2025)
10.4+
Extension Agreement, dated as of June 26, 2025, by and among Molson Coors Beverage Company, the Extending Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2025).

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
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) August 5, 2025