Form 10-K
period 2025-12-31
MOLSON COORS BEVERAGE CO
filed 2026-02-18
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐     Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant at the close of business on the last business day of the registrant's most recently completed second fiscal quarter was approximately $8.0 billion based upon the last sales price reported for such date on the New York Stock Exchange and the Toronto Stock Exchange. For purposes of this disclosure, shares of common and exchangeable stock held by officers and directors of the registrant (and their respective affiliates), are excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive of affiliate status for other purposes.
The number of shares outstanding of each of the registrant's classes of common stock, as of February 11, 2026.
Class A Common Stock—2,563,034 shares
Class B Common Stock—175,592,622 shares
Exchangeable shares:
As of February 11, 2026, the following number of exchangeable shares was outstanding for Molson Coors Canada, Inc.:
Class A Exchangeable Shares—2,678,963 shares
Class B Exchangeable Shares—7,093,946 shares
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
Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement for the registrant's 2026 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2025, are incorporated by reference under Part III of this Annual Report on Form 10-K.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
CAD	Canadian dollar
CAD Prime	The base interest rate utilized by Canadian commercial banks
COGS	Cost of goods sold
CZK	Czech Koruna
DBRS	Morningstar DBRS, a global credit rating agency in Toronto
DSU	Deferred stock unit
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
EROA	Expected rate of return on assets
EUR	Euro
EURIBOR	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
GBP	British Pound
GBP Base Rate	The base interest rate set by the Bank of England
LIBOR	London Interbank Offered Rate
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
NAV	Net asset value
NCI	Noncontrolling interest
NPNS	Normal purchase normal sale
OBBBA	One, Big, Beautiful Bill Act
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit
PSU	Performance share unit
RON	Romanian Leu
RSD	Serbian Dinar
RSU	Restricted stock unit
RTD	Ready-to-drink alcoholic beverage
S&P 500	Standard & Poor’s 500 Index®
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SONIA	Sterling Overnight Index Average
SKU	Stock-keeping unit
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. dollar
USD Prime	The base interest rate utilized by U.S. commercial banks
VIE	Variable interest entity

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and under the heading Items Affecting Reported Results, with respect to, among others, expectations and impacts of macroeconomic forces, beverage industry trends, cost inflation and tariffs, consumer preferences and limited disposable income, overall volume and market share trends, our competitive position, execution of our strategic priorities, anticipated results, pricing trends, cost reduction strategies, including the Americas Restructuring Plan announced in October of 2025 and the expected charges and benefits of the restructuring, shipment levels and profitability, the sufficiency of capital resources, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, Preserving the Planet and related environmental initiatives, effective tax rate and expectations regarding future dividends and share repurchases. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intends," "goals," "plans," "believes," "confidence," "views," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part I—Item 1A. Risk Factors in this report and those described from time to time in our past and future reports filed with the SEC. Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
Market and Industry Data
The market and industry data used in this report are based on independent industry publications, customers, trade or business organizations, reports by market research firms and other published statistical information from third parties (collectively, the “Third-Party Information”), as well as information based on management’s good faith estimates, which we derive from our review of internal information and independent sources. Such Third-Party Information generally states that the information contained therein or provided by such sources has been obtained from sources believed to be reliable.
Risks Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, financial condition or results of operations in future periods. The summary should be read together with the more detailed description of each risk factor described in Part I—Item 1A. Risk Factors of this report.
•constant evolution of the global beer industry and the broader alcohol industry and our position within the global beer industry and success of our products in our markets;
•restructuring activities;
•competition in our markets;
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
•our dependence on the global supply chain and significant exposure to changes in commodity and other input prices and the impacts of supply chain constraints and disruptions and inflationary pressures, including tariffs;
•our reliance on brand image, reputation, product quality and protection of intellectual property;

•climate change, sustainability, human rights, human capital and regulations;
•cybersecurity incidents impacting our information systems and violations of data privacy laws and regulations;
•the integration and use of artificial intelligence and similar technology;
•our reliance on third-party service providers and internal and outsourced systems for our information technology and certain other administrative functions;
•labor strikes, work stoppages or other employee-related issues;
•our dependence on key personnel, including managing our Chief Executive Officer transition;
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
•complications with the implementation of our enterprise resource planning system;
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
•termination or changes of one or more manufacturer, distribution or production agreements, or issues caused by our dependence on the parties to these agreements;
•changes in environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations;
•changes in tax laws, regulations or tax rates;
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
•the dependence of our U.S. business on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products and distributor consolidation in the U.S.;
•government mandated changes to the retail distribution model resulting from new regulations on our Canada business;
•indemnities provided to the purchaser of our previous interest in the Cervejarias Kaiser Brasil S.A. business in Brazil;
•economic trends and intense competition in European markets;
•shareholder activism efforts or unsolicited offers from a third-party;

•the interests of the controlling stockholders may differ from those of other stockholders; and
•the potential for Pentland and the Coors Trust to disagree on a matter submitted to our stockholders or the super-majority of the Board of Directors to disagree on certain actions.
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
Business and Market Overview
Our History
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands, Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko, to our above premium brands, including Madrí Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our value brands, like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits and non-alcoholic beverages. We also have partner brands, such as Simply Spiked, ZOA Energy, Fever-Tree, among others, through license, distribution, partnership and joint venture agreements. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Our primary founders, the Molson, Coors and Miller families date back over two centuries. Our commitment to producing the highest quality beers is a key part of our heritage and remains so to this day. Our brands are designed to appeal to a wide range of consumer tastes, styles and price preferences. Coors Brewing Company was incorporated in June 1913 under the laws of the state of Colorado. In October 2003, Coors Brewing Company merged with and into Adolph Coors Company, a Delaware corporation. In February 2005, Adolph Coors Company merged with Molson Inc. ("the Merger"). Upon completion of the Merger, Adolph Coors Company changed its name to Molson Coors Brewing Company. In 2008, Molson Coors Brewing Company and the former SABMiller plc formed the MillerCoors joint venture that combined their respective operations in the U.S. and Puerto Rico with Molson Coors Brewing Company maintaining a 42% share in the joint venture. In 2016, we acquired 100% of the outstanding equity and voting interests of MillerCoors, from SABMiller plc. In January 2020, we changed our name from Molson Coors Brewing Company to Molson Coors Beverage Company in connection with our expansion beyond the beer aisle.
Our Industry and Our Competitors
The brewing industry has significantly evolved over the years to become an increasingly global and complex market as the consolidation of brewers globally has resulted in a small number of large global brewers representing the majority of the worldwide beer market. Although we believe consolidation among current major brewers has largely concluded, the current landscape primarily features smaller-scale acquisitions including exports, licensing and partnership arrangements. These activities continue to occur predominantly among the same global competitors that represent the majority of the market. While the majority of the market is represented by a small number of large global brewers, smaller local brewers continue to inhabit the market as consumers place value on locally-produced, regionally-sourced products.

The brewing industry is highly competitive and our portfolio of beers competes with numerous brands in all segments which are produced by international, national, regional and local brewers. Competitive factors impacting our business include, but are not limited to, brand recognition and loyalty, pricing, quality, advertising, marketing and promotional activity, packaging, product variety, and the ability to anticipate and respond to consumer tastes and preferences. We believe our brand portfolio gives us strong representation in all major beer categories. We are among the top five global brewers in the world. In the U.S. and Canada, we compete most directly with Anheuser-Busch InBev SA/NV ("ABI") and Constellation Brands, Inc., but we also compete with imports and other providers of craft beer and flavored malt beverages. In the European countries where we currently operate, our primary competitors are Heineken, Asahi, Carlsberg and ABI. Globally, our products also compete with other alcohol beverage categories, including wine, spirits as well as wine-based and spirits-based RTDs. Our products' competitive position is affected by consumer preferences between and among these other categories. Shifts between these beverage categories have resulted in a reduction in the beer segment's lead in the overall alcohol beverage market over the last decade.
Our Strategy
Consumer preferences have continued to shift within the industry to above premium products, with volume growth in recent years seen in flavored malt beverages, imports and super premium portfolios. Further, consumers are expanding into spirits, particularly to spirits-based RTDs.
As the beer industry continues its diversification of its products to meet consumer demand with broadening preferences, we believe large global brewers are uniquely positioned to leverage the scale, depth of product portfolio and industry knowledge to continue to lead the market forward. Since 2019, we have made progress on our transformation journey to become a total beverage company, but given the fast-paced and evolving industry, we are focused on transforming even faster.
Under the leadership of our new Chief Executive Officer ("CEO"), effective October 1, 2025, we are continuing our journey to become a total beverage company and putting ourselves on a path to sustainable growth. We announced an Americas Restructuring Plan aimed at putting the right level of resources closer to our consumers and customers as we pursue a return to growth, both concentrating on all segments of our beer portfolio and expanding into adjacent categories, such as premium mixers, non-alcohol beverages and energy drinks. We aim to champion beer at every turn while building a portfolio that reflects evolving preferences. Our investments in technology, capabilities, partnerships and innovation are designed to support profitable growth and diversification, positioning our company for success today and in the future.
Our Segments
Our reporting segments include the Americas and EMEA&APAC. A separate operating team manages each segment and each segment manufactures, markets, distributes and sells beer as well as offers a modern and growing portfolio that expands beyond the beer aisle.
Americas Segment
Our Americas segment consists of the production, importing, marketing, distribution and sales of our owned brands, partner brands and licensed brands in the U.S., Canada and various countries in Latin America. We currently operate nine primary breweries, three craft breweries and two container operations. The Americas segment also includes partnership arrangements with Brewers' Retail Inc. ("BRI") for the distribution of beer in Ontario, Canada, and Brewers' Distributor Ltd. ("BDL") for the distribution of beer in the western provinces of Canada. In addition, we have an agreement with Heineken that grants us the right to produce, import, market, distribute and sell certain Heineken products in Canada. We have authorizations from Red Tree Beverages, LLC that grant us the right to produce, market, advertise, promote, sell and distribute products bearing the Simply Spiked trademark in the U.S. and Canada, as well as the Topo Chico Hard Seltzer trademark in the U.S. In addition, we have agreements to brew, package and ship products for The Yuengling Company ("TYC") in the U.S. and we have a license agreement to import, produce, market, advertise, promote, sell and distribute Fever-Tree products in the U.S.
EMEA&APAC Segment
Our EMEA&APAC segment consists of the production, marketing and sales of our owned brands, partner brands and licensed brands in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific regions. We currently operate ten primary breweries, three craft breweries and one cidery. The majority of our EMEA&APAC segment sales are in the U.K., Croatia, Romania and the Czech Republic, with the U.K. representing over 55% of the segment's net sales in 2025.

Our EMEA&APAC segment includes the sale of factored brands in the U.K. which occurs when we distribute beer, wine, spirits and other products owned and produced by other companies to the on-premise channel, such as bars and restaurants. Sales from factored brands are included in our net sales and cost of goods sold when ultimately sold.
Unallocated
We also have certain activity that is not allocated to our segments, which is reflected in "Unallocated". Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment. Meanwhile, all other components remain in Unallocated.
Business Seasonality
Total industry volume is sensitive to factors such as weather, holidays and certain occasions including major broadcasted or streamed sporting events. Weather conditions consisting of high temperatures and extended periods of warm and dry weather favor increased consumption of our products, while unseasonably cool or wet weather, especially during the summer months, adversely affects our sales volumes and net sales. Consumption of beer is seasonal with approximately 40% of financial volume occurring during the months of May through August in both the Americas and EMEA&APAC segments.
Regulation
Our business is subject to various laws and regulations in the jurisdictions around the world in which we operate. These regulations govern many parts of our operations, including distributor relationships, sales, brewing and transportation, marketing and advertising and environmental issues. Specifically, excise taxes remitted to tax authorities are government-imposed taxes on alcohol products which are shown in a separate line item in the consolidated statements of operations as a reduction of sales.
The U.S. beer business is regulated by federal, state and local governments that regulate the production, marketing, distribution and selling of beer and other alcoholic beverages. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from various governmental agencies, including the U.S. Department of Treasury, Alcohol and Tobacco Tax and Trade Bureau, the U.S. Department of Agriculture, the U.S. Food and Drug Administration, state alcohol regulatory agencies and state and federal environmental agencies. U.S. governmental entities including state and local jurisdictions also levy taxes and may require bonds to ensure compliance with applicable laws and regulations. In 2025, our U.S. excise taxes totaled approximately $15 per hectoliter sold on a reported basis.
In Canada, provincial governments regulate the production, marketing, distribution, selling and pricing of beer and other alcoholic beverages produced or imported into Canada (including the establishment of minimum prices), and impose commodity taxes, mark-ups and license fees in relation to its production, distribution and sale. In addition, the Canadian federal government regulates the advertising, labeling, quality control and international trade of beer, and also imposes commodity taxes on both domestically produced and imported beer. Further, certain bilateral and multilateral treaties entered into by the federal government, provincial governments and certain foreign governments, especially within the U.S., affect the Canadian beer industry. In 2025, our Canadian excise taxes totaled approximately $56 per hectoliter sold on a reported basis.
In our EMEA&APAC segment, most countries where we carry out significant brewing or distribution activities are either a member of the European Union ("EU") or a current candidate to join the EU, with the exception of the U.K. As such, there are similarities in the regulations that apply to many parts of our EMEA&APAC segment's operations and products, including brewing, food safety, labeling and packaging, marketing and advertising, environmental, health and safety, employment, data protection and regulations. In the U.K., although the regulatory framework for these areas broadly aligns with the EU, there are some differences due to the U.K.'s departure from the EU ("Brexit"), particularly in areas such as labeling, marketing, and data protection standards. To operate breweries and conduct our business in these countries, we must obtain and maintain numerous permits and licenses from various governmental agencies.
All of the government(s) of each country in which we sell our products in the EMEA&APAC segment levy excise taxes on alcohol beverages. All countries which are members of the EU apply laws on excise taxes that are consistent with EU legislative acts, also known as EU Directives, and use measurements based on either alcohol by volume or Plato degrees. In contrast, the U.K. has established its own excise duty system post-Brexit, which includes specific rates and requirements. Non-EU countries use various taxation methods, including a flat excise rate per volume or methods similar to those used in the EU. In 2025, the excise taxes for our EMEA&APAC segment were approximately $45 per hectoliter on a reported basis.

Products and Operations
Our Products
We craft and distribute high-quality, innovative beer and other beverages with the purpose of uniting people to celebrate all life's moments. We have a diverse portfolio of beloved and iconic owned and partner brands. In addition to offering beers in various price segments, we offer products in various categories like flavored beverages (which includes hard seltzers), craft, spirits and non-alcoholic beverages including premium mixers and energy drinks. We categorize our brands globally for consistency of reporting based on the following price segments: Above Premium, Premium and Value. For example, our Above Premium classification includes brands that are sold at a price point higher than the market average. Price segment classifications may vary between the Americas and EMEA&APAC segments and the naming conventions and classifications may be different in the various countries that we operate based on local terminology. For example, in our EMEA&APAC segment, brands categorized in the Premium classification such as Carling would be described as core brands in the local market.
The following presents the primary brands sold:
Above Premium - Arnold Palmer Spiked*, Aspall Cider, Beck's*, Blue Moon, Blue Run Spirits*, Cobra, Corona Extra*, Coors Original, Fever-Tree*, Heineken*, Hidra*, Leinenkugel's brands, Madrí Excepcional, Miller Genuine Draft, Molson Ultra, Peroni Nastro Azurro*, Pilsner Urquell*, Redd's brands*, Rekorderlig*, Sharp's, Simply Spiked*, Staropramen, Stella Artois*, Topo Chico Hard Seltzer*, Vizzy Hard Seltzer, ZOA Energy*
Premium - Bergenbier, Borsodi, Burgasko, Carling, Coors Banquet, Coors Light, Jelen, Miller Lite, Molson Canadian brands, Niksicko, Ožujsko
Value - Branik, Icehouse, Keystone, Lowenbrau*, Miller High Life, Milwaukee's Best, Steel Reserve
* Represents various partner brand agreements with third parties, such as license, distribution, partnership and joint venture agreements. These agreements may only reside in certain geographies and not all markets globally.
Sales and Distribution
Our go to market strategy differs between geographic regions due to the differences in regulations among those areas. No single customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2025, 2024 or 2023.
In the U.S., beer is generally distributed through a three-tier system consisting of manufacturers, distributors and retailers. A national network of independent distributors and one Company-owned distributor, Coors Distributing Company, purchases our products and distributes them to on- and off-premise retail accounts. Coors Distributing Company distributed approximately 5% of our total owned and non-owned Americas segment net sales for the year ended December 31, 2025. Transportation of our products to distributors in the U.S. is primarily contracted through third-party logistics providers and shipped by truckload. Transportation costs for shipping product throughout our network is performed through contracted freight carriers or, if needed, through the spot bidding freight market. In the Americas, we have taken steps to diversify transportation modes to reduce the impact of truck market volatility including shipping via railcar and intermodal shipping containers.
In Canada, because provincial governments regulate the beer industry and provincial liquor boards control the distribution and retail sale of alcohol products, distribution strategies and transportation of products vary by province. In 2024, Ontario experienced an expansion of the retail sale of alcoholic beverages to eligible convenience, grocery and big-box grocery stores in addition to the previously allowed outlets. In Québec, beer is distributed to retail outlets directly by each brewer or through approved independent agents. Retail sales for off-premise consumption are made through grocery and convenience stores, as well as government operated outlets operated by the Société des Alcools du Québec, a government corporation in Québec. BDL manages the distribution of our products throughout British Columbia, Alberta, Manitoba and Saskatchewan.
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

In the European countries in which we operate, beer is generally distributed through either a two-tier system consisting of manufacturers and retailers, or a three-tier system consisting of manufacturers, distributors and retailers. Distribution activities for both the on- and off-premise channels are conducted primarily by third-party logistics providers. Most of our beer in the U.K. is sold directly to retailers. To facilitate this, we have agreements with DHL Supply Chain Limited to provide the distribution of our products throughout the U.K. We utilize several hundred third-party logistics providers across our Central European operations. We also conduct a small amount of secondary distribution in several Central European countries utilizing our own fleet of vehicles. It is also common in the U.K. for brewers to distribute beer, wine, spirits and other products owned and produced by other companies, which we refer to as factored brands, to the on-premise channel. Approximately 20% of our EMEA&APAC segment net sales in 2025 represented factored brands.
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
Channels
References to on- and off-premise sales volumes are sales to retailers, which we believe is a useful data point relative to consumer trends. The on-premise channel includes sales to bars, pubs and restaurants while the off-premise channel includes sales to convenience stores, grocery stores, liquor stores and other retail outlets. Industry channel trends vary by segment. On-premise volume as a percentage of total volume was approximately 16% in the U.S. and Canada and approximately 60% in the U.K., the largest region in our EMEA&APAC segment.
Brewing Raw Materials
We use high-quality ingredients to brew our products, including hops, barley and water, among others.
Hops
Hops used in our brewing process are purchased under various contracts from suppliers in the U.S. and Europe. In Europe, hops are primarily sourced from Germany, the U.K., Czech Republic and Slovenia. The contracts with our suppliers vary in length based on market conditions but are typically multi-year agreements.
Barley
In the Americas segment, we malt this barley for a majority of our production requirements at our Golden, Colorado facility. Barley is purchased primarily under annual contracts with independent farmers located predominately in the western U.S. and Canadian Prairies. To meet full requirements, we also source malted barley from other commercial providers, with committed supply through 2026. In EMEA&APAC, our malted barley requirements are sourced from third-party suppliers who are primarily based in Europe. We have multiple agreements with various suppliers that cover nearly all of our malted barley needs, with terms through 2030.
Water
We both own and lease water rights as well as purchase water through local municipalities and communities to sustain our brewing operations in the U.S. and Canada. In EMEA&APAC, water used in the brewing process is sourced through water rights for water wells, river water use or supply contracts with water suppliers.
Other
In the Americas, other brewing adjuncts and other malt and cereal grains are purchased primarily from suppliers in the U.S. and Canada. In EMEA&APAC, adjuncts are purchased under crop-year contracts typically commencing in October each year from local producers.
In addition, we continue to make investments to improve the sustainability and resources of our agricultural supply chain, including the development of our initiative to advance sustainable farming practices by our suppliers. We do not currently anticipate significant future difficulties in accessing water or agricultural products used in our brewing process in the near term.

Packaging Materials
Our primary packaging materials include aluminum, glass bottles, reusable kegs and casks and recyclable plastic containers.
In the Americas segment, a portion of our aluminum cans and ends are purchased from Rocky Mountain Metal Container ("RMMC"), our joint venture with Ball Corporation, whose production facilities, which are leased from us, are located near our brewery in Golden, Colorado. We have supply agreements with Ball Corporation and other vendors to purchase aluminum containers and ends in addition to what is supplied from RMMC.
In the Americas segment, a portion of our glass bottles are purchased from Rocky Mountain Bottle Company ("RMBC"), our joint venture with Owens-Brockway Glass Container, Inc., whose production facilities, which are leased from us, are located in Wheat Ridge, Colorado. We have supply agreements with Owens-Brockway Glass Container, Inc., and other vendors for requirements in excess of RMBC's production.
In the EMEA&APAC segment, we manage packaging needs through diversified contracts, which have provided a reliable supply of aluminum cans, glass bottles, and kegs. Our keg supply arrangements allow us to respond to changing demand which provides supply security without locking us into long-term commitments.
Many of our raw materials and commodities for both brewing and packaging are purchased in the open market. The prices we pay for such items are subject to fluctuation, and we manage this risk through the use of fixed-price contracts and purchase orders, pricing agreements and derivative instruments, including commodity swaps and options. In addition, risk to our supply of certain raw materials is mitigated through purchases from multiple geographies and suppliers. When prices increase for materials, we may or may not be able to pass on such increases to our customers.
Sustainability
Through our overall business strategy and our sustainability strategy, referred to as "Our Imprint," we established goals and supporting initiatives in an attempt to ensure we are good stewards of the assets and resources most important to our business. More information about our strategy and progress can be found in Our Imprint Report, available at www.molsoncoors.com/goals-and-reporting. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.
Governance
Our Board of Directors ("Board") is responsible for overseeing and monitoring Our Imprint Strategy, with specific areas of oversight delegated to the committees of the Board. The Board receives regular reports and recommendations from management and the Board committees to help guide our strategy, from goals related to water, packaging and climate change, to initiatives focused on building a strong culture and engagement within our people, our workplace and our marketplace. At the management level, our executive leadership team, chaired by the Chief Executive Officer, is responsible for the oversight and the evolution of Our Imprint Strategy. Our Vice President of Sustainability and Environment, Health and Safety works closely with the executive leadership team on strategy development, initiative implementation and progress for our environmental sustainability focus areas.
Our Chief People and Culture Officers are tasked with managing all employment-related matters including recruitment, retention, leadership and development, compensation and benefits planning, succession planning, performance management, and culture and engagement for each of our respective business segments. The Compensation and Human Resource Committee of the Board is responsible for establishing and reviewing the overall compensation philosophy of our Company and providing oversight on certain human capital matters and initiatives, including those related to our talent retention and development, leadership development, talent pipeline, programs and systems for performance management, health and safety and our culture and engagement.
Putting People First
We believe that our success is intrinsically linked to the wellbeing of our employees and the communities we serve. Our goal is to build and sustain a skilled and highly engaged workforce that unites around our shared values, improves our workplace and reflects the marketplaces and consumers who enjoy our products.

We have a global and varied workforce, with major employee centers in the U.S., Canada, the U.K. and Romania. As of December 31, 2025, we employed approximately 16,200 employees within our business globally with approximately 9,900 employees within our Americas segment and approximately 6,300 employees within our EMEA&APAC segment. Approximately 700 of our employees are in our Global Business Services Centers based in Milwaukee, Wisconsin and Bucharest, Romania. As of December 31, 2025, approximately 27% and 25% of our Americas segment and EMEA&APAC segment workforces, respectively, are represented by trade unions or councils, which are subject to collective bargaining agreements that come due for renegotiation from time to time.
We believe fostering a strong culture with a highly engaged workforce is critical to how we operate, from how we work together to how we grow as a company. Related action plans for the Americas and EMEA&APAC segments are expected to be delivered through three key pillars: People, Workplace and Marketplace.
To be the first choice for our employees, we deploy programs, policies and initiatives to foster a supportive work environment that enables business success and empowers our team members to thrive, both professionally and personally. Our 2025 initiatives and progress included:
•Business Resource Groups - In both the Americas and EMEA&APAC, we promoted and supported our self-governed employee Business Resource Groups ("BRGs") in their work to connect, engage and develop their members while achieving business and strategic objectives. Our BRGs fuel our business strategy by enhancing our culture, supporting our talent attraction and professional development strategies and providing unique perspectives to drive consumer-based insights while supporting the communities where we live and work.
•Employee Wellness - Our holistic wellness initiatives include fitness challenges, employee assistance programs and nutrition guidance. We offer flexible work arrangements and encourage work-life harmony to support overall employee wellbeing. We implemented comprehensive programs that include on-site health and fitness centers, mental health resources, financial planning workshops and more to ensure our employees have the support they need to lead balanced, fulfilling lives.
•Financial Wellbeing - We offer affordable and comprehensive benefits, which we routinely benchmark to try to ensure they are competitive, inclusive, aligned with our company culture and local practices, and allow our employees to meet their individual needs and the needs of their families. Our Total Rewards program in general provides a competitive base salary, incentive plans, health and insurance benefits, a deferred compensation option in certain regions with a potential employer match, paid time off plans, enhanced parental leave policies in many locations, an engaging Wellness Program and an Employee Assistance Program. Our business units comply with applicable parental leave laws and in many cases go further to provide flexible work schedules and extended leave for new parents. We believe our compensation and incentive programs motivate us to ignite growth and help to hold ourselves accountable for living out our values to achieve our short- and long-term goals. We also provide a variety of financial wellbeing resources to support employees along their financial journey. This can range from retirement planning, saving for large purchases or simply gaining insights for better budgeting.
•Health & Safety - We also promote safe and healthy behaviors at work and home. Our commitment to Health & Safety is focused on preventing workplace incidents and building a strong behavior-based safety culture across our entire workforce through training, our World Class Supply Chain operating system, our values-based leadership development approach and readily-available resources, including standards, safety moments and systems and tools.
•Talent Development - Our aim is to help employees unlock their full potential so they can thrive in their current job and realize new, potential growth opportunities. At Molson Coors, First Choice Learning serves as the global home for development resources to support the unique needs of our employees around the world. First Choice Learning invests in our people through in-person and online training programs, and experiential training opportunities to support employee health and safety, assist in building core competencies, share best practices and develop leadership capabilities. In 2025, we continued to invest in leadership development programs, which are based on the principles of authenticity and developing self-aware leaders who create conditions for their teams to thrive. These programs include a blend of classroom training, coaching and mentoring and experiential action learning projects.
•Employee Engagement - We believe that engaging our employees through surveys during the onboarding process and throughout the employee journey provides us with valuable insight into how we can develop our company culture to help ensure that our people feel supported and are able to thrive at our company. We gauge our employees’ sentiments through Employee Experience surveys generally three times a year in the Americas and yearly in EMEA&APAC. In addition, our Chief Executive Officer regularly hosts question and answer sessions available to all employees. We believe these sessions also help create a company culture where open, honest dialogue is supported and encouraged, and where people are empowered to raise questions and concerns about our business and our culture.

Preserving the Planet
We have a long legacy of commitment to environmental sustainability, dating back to Bill Coors’ pioneering efforts to bring the two-piece aluminum can to market in the late 1950s and implementation of some of the first recycling programs in the U.S. In 2017, we launched Our Imprint goals for climate and water and, in 2019, incorporated our ambition to make our packaging more sustainable. As further detailed in the annual Our Imprint Report, we have several key sustainability focus areas:
•Greenhouse Gas ("GHG") Emissions – Through the end of 2025, we continued to work towards our goal to reduce Scope 1 and Scope 2 GHG emissions by 50% against our baseline set in 2016. By the end of 2030, our goal is to reduce Scope 1 and Scope 2 GHG emissions against our 2016 baseline by 65% along with a 40% reduction in Scope 3 emissions. By at least 2050, we plan to achieve net zero emissions (Scope 1, 2 and 3). We continue to implement energy and water efficiency improvements across our facilities, including the completion of a multi-year renovation project of our Golden, Colorado brewery, and renewables contracts or power purchase agreements for our Fort Worth, Texas brewery, southeast Wisconsin facilities and our U.K. operations.
•Watershed Stewardship – In recognition of our important role in our local watersheds, through the end of 2025, we continued to work towards our goal to improve our water-to-product ratio by 22% of our breweries producing more than 150,000 hectoliters annually against our baseline set in 2016. We collaborate with key partners on watershed management programs to improve the health of the Trinity River Basin watershed in Texas (home of our Fort Worth brewery) and the Upper South Platte River watershed in Colorado (home of our Golden brewery).
•Packaging – We aim to use widely recyclable packaging materials such as aluminum cans, glass bottles and fiberboard cartons, and we are working to eliminate polyethylene terephthalate ("PET") bottles and single-use plastic rings for our beer brands in the U.S., Canada and the U.K. Through the end of 2025, we continued to work on ensuring PET bottles of our Central and Eastern European operations within the EU contained at least 25% of recycled content. We are on pace to ensuring the PET bottles of our Central and Eastern European operations within the EU contain at least 30% recycled content by the end of 2030.
•Agricultural Practices – We work closely with our barley farmers in the U.S. and Canada to test and learn the different growing practices across multiple regions and collect a broad range of data including water consumption. Through the end of 2025, we continued to work towards producing the annual barley crop with 10% less water per ton yielded against our 2016 baseline.
See the annual Our Imprint Report for additional information, including progress against these goals and objectives. As discussed further under Item 1A. Risk Factors, our progress towards these goals and objectives may be influenced and impacted by, among other things, various stakeholders and developments beyond our control.
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
Global Intellectual Property
We own trademarks on the majority of the brands we produce and have licenses for the remainder. We also hold several patent and design registrations with expiration dates through 2045 relating to brewing methods, beer dispensing systems, packaging and certain other innovations. We are not reliant on patent royalties for our financial success. Therefore, these expirations are not expected to have a significant impact on our business.

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
Information About Our Executive Officers
The following table sets forth certain information regarding our executive officers as of February 18, 2026:

Name	Age	Position
Rahul Goyal	49	President and Chief Executive Officer
Tracey I. Joubert	59	Chief Financial Officer
Natalie Maciolek	47	Chief Legal, Communications and Government Affairs Officer
Darrin Vohs	60	Chief Information Officer
Philip M. Whitehead	48	President and Chief Executive Officer, EMEA&APAC
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
Risks Related to our Company and Operations
The global beer industry and the broader alcohol industry are constantly evolving and our position within these industries and the success of our products in our markets may fundamentally change. If we do not successfully transform along with the evolving industries, market dynamics and consumer preferences, our business and financial results could be materially adversely affected.  The brewing industry has significantly evolved over the years becoming an increasingly consolidated global beer market. For many years, the industry operated primarily on local presence with modest international expansion achieved through export, license and partnership arrangements. In contrast, it has now become increasingly complex and competitive as the consolidation of brewers has resulted in fewer major market participants. As a result, the markets in which we operate, particularly the more mature markets, like the U.S., Canada and the U.K., may evolve at a disadvantage to our current market position. Ongoing evolution in certain of our beer markets, together with emerging changes in consumer preferences, have resulted in a significant increase in market entrants, new and innovative products, consumer choices and market competition.
Our Coors Light and Miller Lite brands in the Americas represented approximately 55% of segment net sales in 2025 while, Carling, Staropramen, Coors, Madrí Excepcional, Ožujsko, and Bergenbier brands in EMEA&APAC represented approximately 45% of segment net sales in 2025, with several of our other brands representing a significant share of their respective markets. Therefore, continued volatility in these markets could disproportionately impact the performance of these brands. Consequently, any material shift in consumer preferences away from these brands, or from the categories in which they compete, could have a material adverse effect on our business and financial results.

Furthermore, the broader alcohol industry is also experiencing a shift in consumer drinking preferences and behaviors due to, among others, downturns in economic conditions or perceived value, changing demographics and taste preferences, such as the expansion in above premium products, specifically flavored malt beverages, RTDs, spirit-based beverages, cider and other similar beverages, as well as a shift toward non-alcoholic beverages, health and wellness trends (including the use of glucagon-like peptide (GLP-1) agonists), as well as changes in consumers' perception of our brands and the brands of our competitors. If we are unsuccessful in evolving with, and navigating through, these changes to the markets in which we operate, there could be a material adverse effect on our business and financial results. If our competitors are able to respond more quickly to the evolving trends within beverage categories, or if our new products in these categories are not successful, our business and financial results may be adversely impacted.
Our restructuring activities may not be successful and the estimated costs associated with such activities may be more than expected, and our restructuring activities may adversely impact employee hiring and retention. On October 20, 2025, we announced a corporate restructuring plan, the Americas Restructuring Plan, designed to create a leaner, more agile Americas organization while advancing our ability to reinvest in our business and position us for future growth. The restructuring involved the elimination of salaried positions across our Americas segment during the fourth quarter of 2025. The implementation of this plan may be disruptive to our operations, result in higher than anticipated restructuring charges, including severance and related costs, and otherwise adversely affect our results of operations and financial condition, and may not generate the expected savings or other benefits intended by management. Additional risks associated with the continuing impact of the restructuring activities include employee attrition, the ability to hire new employees in the future, diversion of management attention, and adverse effects on employee morale. In addition, our ability to complete this plan and achieve the anticipated benefits from it within the expected time frame, or at all, is subject to management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of this plan on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of this plan, our business may not be more efficient or effective than prior to the implementation of such plan.
Competition and other factors in our markets could require us to adjust prices or increase capital and other expenditures or cause us to lose sales volume, any of which could have a material adverse effect on our business and financial results.    In many of our markets, our primary competitors may have greater financial, marketing, production and distribution resources than we do, and may be more diverse in terms of their geographies and brand portfolios. We compete with other beer and beverage companies not only for consumer acceptance and loyalty, but also for shelf, refrigerator and tap space in retail establishments and for marketing focus by our distributors and customers, most of which also distribute and sell other beers and beverage products. If we do not successfully transform along with the evolving industry, market dynamics and consumer preferences, our business and financial results could be materially adversely affected. Furthermore, our competitors may respond to industry and economic conditions and shifts in consumer behaviors more rapidly or effectively than we do. In order for us to remain competitive, we will need to continue to quickly and correctly adopt digital technologies, build analytical capabilities and scale brand expense investment levels, which our competitors may be able to achieve faster and with more resources. In all of the markets in which we operate, aggressive marketing strategies, such as reduced pricing, brand positioning, and increased capital or other investments by these competitors could have a material adverse effect on our business and financial results.
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
In addition, continuing consolidation among major global brewers and between brewers and other beverage companies and convergence of beverage categories may lead to stronger or new competitors, loss of partner brands, negative impacts on our distributor networks, alternate distribution networks and pressures from marketing and pricing tactics by competitors. Further consolidation of distributors in our industry, as well as increasing retail consolidation within the on-premise channel in certain markets in our EMEA&APAC segment, could reduce our ability to promote our brands in the markets in a manner that enhances rather than diminishes our brands' value, as well as reduce our ability to manage our pricing effectively and efficiently. Additionally, due to competition with brewers and other beverage companies, an increase in the purchasing power of our large competitors may cause further pricing pressures which could prevent us from increasing prices to recover higher costs necessary to compete. Such pressures could have a material adverse impact on our business and our financial results and market share. Increased pressures for reduced pricing or difficulties in increasing prices while remaining competitive within our markets, as well as the need for increased capital investment, marketing and other expenditures could result in lower profitability or loss of market share and volumes. We may also face inflationary pressures that may negatively influence our or our competitors' prices and reduce margins on our products. Moreover, most of our major markets are mature, so growth opportunities may be more limited to us than to our global competitors who may already be in higher growth or emerging markets. For example, net sales in our Americas segment accounted for approximately 78% of our total 2025 net sales. As a result, to the extent that we are unable to maintain or grow our market share in our mature markets, our sales and, in turn, business and financial results could be materially and adversely affected.
Our success as an enterprise depends on our ability to successfully premiumize our portfolio on a timely basis and innovate beyond beer. Any inability to deliver new products could have a material adverse effect on our business and financial results.    Our future growth will depend, in part, on our ability to continue to premiumize our portfolio and timely innovate and develop new products beyond traditional beer. We plan to continue to innovate, test and scale products. In addition, we also rely on certain arrangements with partner brands for innovation, development and growth in new products beyond beer. However, each of the launch and ongoing success of new products is inherently uncertain, especially with respect to consumer appeal. The launch of a new product can give rise to a variety of incremental or one-time costs and an unsuccessful launch or short-lived popularity of our product innovations could, among other things, affect consumer perception of our existing brands and our reputation as well as result in inventory write-offs and other costs. Our inability to attract consumers to our product innovations relative to our competitors’ products, especially over time, could have a material adverse effect on our growth, business and financial results.
As we premiumize and expand our portfolio to address emerging consumer needs, our existing brands could be adversely affected if we do not sufficiently allocate resources to support them. A material adverse impact on our brands' sales could affect how distributors and consumers prioritize our products and could create broader challenges for our route to market and ability to reach consumers. Furthermore, new beer or beyond beer premium products may require unique or higher quality ingredients, which, coupled with a highly competitive marketplace, could negatively impact the profitability and financial return of such new products.
Changes in the social acceptability, perceptions and the political view of the beverage categories in which we operate, including alcohol, could adversely affect our business. In recent years, there has been an increase in public and political attention on health and well-being as they relate to alcoholic beverages and the other categories in which we operate due in part to public concern over alcohol-related social problems, including driving under the influence, underage drinking and exposure to alcohol advertisements, and health consequences from the use, harmful use and misuse of alcohol. Negative publicity regarding alcoholic beverages and changes in consumer perceptions in relation to beer or other alcoholic beverages could adversely affect the sale and consumption of our products, which could adversely affect our business and financial results. Additionally, the concerns around alcohol, as well as health and well-being, could result in unfavorable regulations or other legal requirements in certain markets in which we operate, such as advertising, selling and other restrictions, increased taxes associated with our sales, or the establishment of minimum unit pricing. Any such regulations or requirements could change consumer and customer purchasing patterns and may require us to incur significant compliance costs, which could negatively impact our business and financial results. In particular, advocates of prohibition and other severe restrictions on the marketing labeling and sales of alcohol are becoming increasingly organized and coordinated on a global basis, seeking to impose laws or regulations or to bring legal actions against us to substantially curtail the consumption of alcohol, including beer, in developed and developing markets. Further, the alcohol industry may be criticized and experience an increase in the number of publications and studies, as well as lobbying efforts, arguing there is no safe level of alcohol consumption. If these perspectives gain traction and are reflected in regulations, requirements or restrictions in jurisdictions where we operate or plan to operate, they could have a material adverse effect on our business and financial results. For example, in February 2021, the EU published its Europe Beating Cancer Plan, which contemplates a proposal for mandatory health warnings on alcohol beverage product labels. In January 2025, the United States' outgoing Surgeon General issued an advisory recommending an update to the Surgeon General's warning label in the United States for alcohol-containing beverages to include a cancer risk warning. In Canada, proposed bills would require alcohol manufacturers to include alcohol health warning labels on alcoholic products that address alcohol-related health risks, including cancer, define a standard alcoholic drink, provide information on the number of standard drinks per package and recommend consumption limits. Ireland has also enacted legislation requiring new health warning labels on alcohol beverage products.

Weak, or weakening of, economic, social or other conditions in the markets in which we do business, including cost inflation, tariffs and reductions in discretionary consumer spending, could adversely impact demand for our products or cause consumers to suffer financial hardship, which could have a material adverse effect on our business and financial results. Consumption of our products could be closely tied to general economic conditions. As a result, difficult macroeconomic conditions in our markets, such as further decreases in per capita income and level of disposable income driven by increases in inflation, impacts of tariffs, energy costs, income (and other) taxes and the cost of living, increased and prolonged unemployment or a further decline in consumer confidence, as well as limited or significantly reduced points of access of our product, political or economic instability or other country-specific factors, could continue to have a material adverse effect on the demand for our products.
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
Our operations are dependent on the global supply chain and face significant exposure to changes in commodity and other input prices, impacts of supply chain constraints and disruptions and inflationary pressures, including tariffs, which could adversely impact our operating results. We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products. Geopolitical tensions and political conflicts could adversely impact our employees, financial performance and global operations, including by, among other things, jeopardizing the safety of our employees and facilities, disrupting our and our partners' operations and causing market volatility, which could adversely impact consumer demand and our sales. Our business has been, and may continue to be, impacted by supply chain constraints and disruptions, caused in part, by wars and conflicts, such as the Russia-Ukraine conflict, and the uncertain economic environment worldwide. These supply chain constraints could put significant inflationary pressures on commodity and other input prices. Supply chain disruptions may cause delays in shipments of our products and supplies. Failure to adequately produce and timely ship our products to customers could potentially lead to lost revenue, failure to meet customer demand, strained relationships with customers including wholesalers, and diminished brand loyalty. Further escalation of geopolitical tensions, including increased trade barriers or restrictions on global trade driven in part by increased tariffs, could result in, among other things, broader impacts that expand into other markets, economic recessions, inflationary pressures, cyberattacks, energy supply availability shortages, supply chain and logistics cost increases or disruptions, lower consumer demand and volatility in foreign exchange rates, interest rates and financial markets, any of which may adversely affect our business and supply chain.
In addition, our Americas segment is exposed to variability in the market price of a regional premium differential (referred to as “Midwest Premium” in the U.S.) charged by industry participants to deliver aluminum from the smelter to the manufacturing facility. This premium differential also fluctuates in relation to several conditions, including based on the supply of and demand for aluminum in a particular region, associated transportation costs and warehouse financing transactions, which limit the amount of physical aluminum available to consumers and increases the price differential as a result. Due to the opaque pricing of Midwest Premium and the limited liquidity of the market, hedging Midwest Premium can be costly. During times of greater volatility in the Midwest Premium, the variability in our cost of goods sold can also increase. For example, in 2025, the Midwest Premium increased, which resulted in an approximate $35 million unfavorable impact on our results for the year ended December 31, 2025. In addition to impacting the price we pay for the raw materials we purchase, changing premium differentials impact our end consumers as we may pass on the increased cost to those consumers in order to maintain our profit margins. To the extent any of the foregoing factors, including fluctuations in Midwest Premium, affect the availability or prices of ingredients or packaging, or our hedging arrangements do not effectively or completely hedge changes in commodity price risks, and we are not able to pass these increased costs along to customers, our business and financial results could be further materially adversely impacted.

We purchase and use a large volume of agricultural and other raw materials, which are purchased through supply contracts with third parties, to produce our products (including barley, malted barley, hops, corn and other various adjuncts), as well as water and packaging materials (including aluminum cans and bottles, glass and polyethylene terephthalate containers as well as cardboard and other paper products). In addition, we also purchase and use a significant amount of diesel fuel, natural gas, electricity and carbon dioxide in our operations. The supply and price of these raw materials and commodities can fluctuate due to conditions that are difficult to predict and are beyond our control, including global geopolitical conditions or events (including the Russia-Ukraine conflict), governmental regulations (including tariffs that can cause the Midwest Premium to fluctuate and including extended producer responsibility requirements which lead to producers paying the full value chain recycling of packaging materials sold), global competition for resources, inflationary pressures related to domestic and global economic conditions or supply chain issues, currency fluctuations, alternative sources for suppliers, disease outbreaks or pandemics, trade agreements, frosts, droughts and other weather conditions and events, agricultural productivity, crop and plant diseases, theft, industry surcharges and other practices.
Similarly, if the costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of these matters through price increases to our customers, cost savings initiatives, hedging arrangements, or other measures, our results of operations and financial condition could be adversely impacted.
The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.    It is important that we maintain and enhance the image and reputation of our existing brands and products, including our corporate purpose, mission and values. Concerns about product quality, even when unsubstantiated, could be harmful to our image and the reputation of our brands and products. While we have quality control programs in place, in the event we or our third-party manufacturers or suppliers experience an issue with product quality or if any of our products become unsafe or unfit for consumption, are misbranded or cause injury, we may experience recalls or liability in addition to business disruption which could further negatively impact our brand image and reputation, negatively affect our sales and cause us to incur additional costs. A widespread product recall, multiple product recalls or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. We also could be exposed to lawsuits or regulatory enforcement relating to product liability, labelling, marketing or sales practices or intellectual property infringement. Our brand image and reputation may also be difficult to protect due to less oversight and control as a result of outsourcing some of our operations internationally or entering new or different product lines. Additionally, if we are unable to address and uphold our plans with respect to our sustainability initiatives or actions by and attitudes of regulators and the public health community, our image and brand equity may be impacted, which may be difficult to combat or reverse and could have a material adverse effect on our business and financial results.
In addition, because our brands carry family names, personal activities by certain members of the Molson or Coors families that harm their public image or reputation could also have an adverse effect on our brands or our reputation. We also engage with celebrities, influencers and other famous sponsors, and personal activities by these or any other promotional partners or business partners that harm their public image or reputation could also have an adverse effect on our brands or our reputation. Our brand image, reputation and financial results may be impacted by our ability to navigate marketing campaigns and trends that may intersect, even inadvertently, with various dynamic issues facing society on regional and global levels across the markets in which we operate.
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
Issues and regulations related to climate change, sustainability, human rights and human capital, and stakeholder response thereto may have an adverse effect on our business, financial condition and results of operations and may damage our reputation. Companies across all industries are facing increasing scrutiny relating to their workforce and environmental practices and policies. The landscape related to such regulation, compliance, and reporting is constantly evolving, including expanding in scope and complexity. For example, the state of California, and the European Commission have published proposed or final rules, including the European Commission's Corporate Sustainability Reporting Directive, that will require significantly increased disclosures related to climate change and other issues. We may experience significant future cost increases associated with regulatory compliance for sustainability matters, including fees, licenses, reporting, auditing and the cost of capital improvements for our operating facilities to meet sustainability and/or environmental regulatory requirements.

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
In addition, we could be criticized for the scope or nature of these goals, or for any revisions to our goals. Furthermore, some stakeholders may disagree with our goals and there is also a risk that stakeholders may change their views on these topics over time. Our various stakeholders or regulators may also have divergent opinions on these types of matters as well as conflicting expectations regarding our culture, values, goals and business, which makes it difficult to achieve a consistently positive perception amongst all of our various stakeholders. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists, regulators, or other stakeholders. Some stakeholders may advocate for greater transparency and more aggressive ESG-related commitments across areas such as human capital, labor practices, supply chain oversight, and diversity. Others, including advocacy organizations and litigation-focused groups, may criticize ESG-related initiatives and challenge companies, through lawsuits, regulatory investigations, and public campaigns, for implementing ESG strategies they deem inconsistent with fiduciary duties or legal obligations.
If our practices do not meet evolving investor, industry, stakeholder or regulatory expectations and standards, related to, among other things, climate change, carbon emissions, packaging, safety and related matters, or if we are perceived (whether or not valid) to have not responded appropriately to the growing and various concerns for or against such issues, or if we fail to meet the goals, among other things, our reputation, culture, ability to attract or retain employees, brands, sales, stock price, ability to access the capital markets, or our overall business or financial results could be adversely affected. Further, if we incur adverse publicity and reaction from investors, activists, or other stakeholders related to our efforts and goals, the perception of us and our products and services by current and potential customers, as well as investors, could cause our customers and consumers to stop purchasing our products or to purchase products from a competitor or subject us to legal and regulatory proceedings, any of which could have a material adverse effect on our business and financial results.
Cybersecurity incidents impacting our information systems and violations of data privacy laws and regulations could disrupt our business operations and adversely impact our reputation and results of operations. Our information systems may be the target of cyberattacks or other security breaches, which, if successful, could, among other things, disrupt our operations, applications or services, cause the loss of key business, employee, customer or vendor information, cause us to breach our legal, regulatory or contractual obligations, prevent us from accessing or relying upon critical business records, cause reputational damage, or impact the costs or ability to obtain adequate insurance coverage. These incidents may result from human errors, equipment failure, or fraud or malice on the part of employees or third parties. The risk of cyber threats or cyberattacks increases as we rely more on digital partners, including supply-chain partners integrated into our business, who may also be the target of cyberattacks or other security breaches. If our information systems suffer severe disruption, damage, or shutdown we could experience delays and disruptions in our business, including brewery operations, production or shipments, or delays in reporting our financial results, such as those we experienced with the March 2021 cybersecurity incident, which could adversely affect our cash flows, competitive position, reputation, financial condition or results of operations. A breach of our information systems could subject us to litigation, including class action or derivative lawsuits, regulatory fines, and penalties, any of which could have a material adverse effect on our financial results or reputation. We continue to experience an increase in the number of attempted cyberattacks due, in part, to the increasing reliance of our employees, vendors and contractors on distributed, hybrid, and mobile access to work and access our technology infrastructure because of shifts in working arrangements. Furthermore, continued geopolitical turmoil, including the Russia-Ukraine conflict, has heightened the risk of cyberattacks. As discussed further below, the rapid evolution and increased adoption of artificial intelligence and machine learning technologies by third parties (including threat actors) may increase our cybersecurity risks.

We expend significant financial resources to attempt to vigorously monitor and mitigate against cyber threats and cyberattacks. We may be required to incur further costs to alleviate problems and remedy damage caused by physical, electronic and cybersecurity breaches and to address possible increased information system attacks as a result of the incident, which could have a material adverse effect on our business and financial results. Additionally, these events may not be insured against or may not be fully covered by any insurance maintained by us and there is no assurance that liability clauses in any of our contracts would be enforceable or adequate to protect us from liabilities or damages as a result of a cybersecurity incident (including incidents affecting our third-party vendors). As techniques used to breach security are growing in frequency and sophistication and are generally not recognized until launched against a target, we may not be able to implement security measures in a timely manner or, if and when implemented, these measures could be circumvented regardless of our expenditures and protection efforts. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems, which could have a material adverse effect on our business and financial results.
Misuse, leakage or falsification of information could result in a violation of data privacy laws or regulations, including but not limited to, the EU's General Data Protection Regulation, California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act and other similar comprehensive data privacy laws, may damage our reputation and credibility or expose us to increased risk of lawsuits, loss of existing or potential future customers and/or increases in our security costs and compliance burden, any of which could have a material adverse effect on our business and financial results. Other jurisdictions in which we operate have enacted or are proposing similar laws and regulations related to data privacy and data security. These laws and regulations are evolving and subject to interpretation. In addition, we may suffer financial and reputational damage because of lost or misappropriated information relating to identifiable individuals and may become subject to legal action and increased regulatory oversight or consumers may avoid our brands due to negative publicity. In the event of a breach resulting in loss of data, such as personally identifiable information or other such data protected by data privacy or other laws, even if encrypted, we may be liable for damages, fines and penalties for such losses under applicable regulatory frameworks despite not handling the data directly. Further, the regulatory framework around data custody, data privacy and breaches may be inconsistent from one jurisdiction to another and is an evolving area of law. We may not be able to limit our liability or damages in the event of such a loss.
Furthermore, the cybersecurity and data privacy regulatory environment, including, but not limited to, the SEC's disclosure-related cybersecurity rules, is increasingly challenging, and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, emerging regulations, such as the EU's Network and Information Security (NIS2), may lead to significant financial penalties, potential executive-level legal liability, mandated urgent corrective actions, operational disruptions, and/or increased cyber-incident impact if our governance, monitoring, or incident-reporting controls are insufficient.
The integration and use of artificial intelligence and similar technology in our business presents challenges and risks that could adversely impact our business, reputation and results of operations. The use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our brands, marketing and business operations. Molson Coors or its third-party vendors may adopt and integrate artificial intelligence tools into our systems for specific use cases, including leveraging artificial intelligence in our marketing efforts, after review by legal and information security and in alignment with internal oversight and policies and procedures. Our vendors and third-party partners may also incorporate artificial intelligence tools into their offerings with or without disclosing this use to us in a timely or complete manner. The providers of these artificial intelligence tools may not meet existing or evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information and/or cause harm to our reputation and the public perception of the effectiveness of our security measures or other internal controls. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in cyberattacks or illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. The technologies underlying artificial intelligence and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of artificial intelligence. While new artificial intelligence initiatives, laws and regulations are emerging and evolving, uncertainty will remain, and our obligation to comply with the evolving regulatory landscape could entail significant costs, negatively affect our business, or limit our ability to incorporate certain artificial intelligence capabilities into our business. Any of these factors or outcomes could damage our brands and reputation, result in the loss of valuable property and information or otherwise adversely impact our business.

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
Due to a high concentration of workers represented by unions or works councils, we could be significantly affected by labor strikes, work stoppages or other employee-related issues. As of December 31, 2025, approximately 27% and 25% of our Americas and EMEA&APAC workforces, respectively, are represented by labor unions or councils. Stringent labor laws in certain of our key markets expose us to a greater risk of loss should we experience labor disruptions in those markets. From time to time, our collective bargaining agreements come due for renegotiation, and, if we are unable to timely complete negotiations, affected employees may strike, which could have an adverse effect on our business and financial results. Furthermore, there may be additional work stoppages, unionization efforts or other employee-related issues, either prior to or following the expiration of these agreements, each of which could significantly affect our business and financial results. A prolonged labor strike, work stoppage, unionization efforts or other employee-related issues could have a material adverse effect on our business and financial results. For example, at the end of March 2022 through mid-June 2022, the unionized employees in our Montréal/Longueuil, Québec brewery and distribution centers went on strike, which significantly adversely affected our business, operations and financial results during the second and third quarters of 2022. Furthermore, in February 2024, the unionized employees at our Fort Worth, Texas brewery went on strike, which adversely affected our business, operations and financial results during the second quarter of 2024.
Our success depends largely on key personnel, and the loss of such personnel or failure to appropriately manage our CEO transition could harm our business and our ability to execute our strategy and labor shortages, employee turnover and wage increases could also significantly impact our operations. Our success depends largely on the continued services of key personnel and their ability to execute our corporate strategy. Further, in September 2025, we announced the appointment of Rahul Goyal as our President and CEO, following the announcement of Gavin D.K. Hattersley's retirement from our Company. Our future performance will depend, in part, on the successful transition of Mr. Goyal as our new CEO as well as his ability to lead our Company. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Further, the loss of the services and expertise of any key employee, or multiple members of senior management at the same time, could harm our business. Our future success depends, in part, on our ability to identify, attract and retain qualified personnel on a timely basis. If we were to experience turnover of any key employee or multiple members of senior management at the same time, or if a member or members of our senior management were to become ill or incapacitated, our stock price, our results of operations, our commercial and supply chain operations and our vendor or customer relationships could each be adversely impacted and such events may make recruiting for future management positions more difficult. The labor market for many of our employees is very competitive, and wages and compensation costs continue to increase. Our ability to attract and retain key talent has been, and may continue to be, impacted by challenges in the labor market, which has recently been experiencing wage inflation, labor shortages, and a continued shift toward remote work. In addition, labor costs are rising and our industry is experiencing a shortage of qualified workers. If we face labor shortages and/or increased labor costs as a result of increased competition for employees, higher employee turnover rates, or increases in employee benefits costs, our operating expenses could increase, which could negatively impact our growth and results of operations. Labor shortages, higher employee turnover rates and labor union organizing efforts could also lead to disruptions in our business, as discussed above. In addition, we must successfully integrate any new management personnel that we hire within our organization, or who join our organization as a result of an acquisition, in order to achieve our operating objectives, and changes in other key management positions may temporarily affect our financial performance and results of operations as new management becomes familiar with our business.

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
If any of our breweries or key facilities or the key facilities of our significant suppliers experience a significant operational disruption or catastrophic loss, it could delay, disrupt or reduce production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. We experienced certain of the foregoing risks and losses in connection with the March 2021 cybersecurity incident and the coronavirus pandemic in 2020. Certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Our business and results of operations could also be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and impact the priority of our brands if production capacity is limited. Further, significant excess capacity at any of our breweries as a result of increased efficiencies in our supply chain process or continued volume declines could result in under-utilization of our assets, which could lead to excess overhead expenses or additional costs incurred associated with the closure of one or more of our facilities. For example, as part of a strategic review of our supply chain network, certain breweries and bottling lines were closed in recent years, and we have incurred brewery closure costs, including charges associated with the closure of our breweries in Chippewa Falls, Wisconsin, and 10th Street in Milwaukee, Wisconsin in late 2024 and early 2025. We regularly review our supply chain network in an attempt to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.
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
Public concern over climate change has resulted in, and may continue to result in, new or increased regional, federal and global legal and regulatory requirements, including taxation, to reduce or mitigate carbon emissions and to limit or impose additional costs on carbon and water usage or other climate-related objectives. In the event that such regulation is more stringent than current regulatory obligations, or the measures that we are currently undertaking to monitor and improve our resource efficiency are insufficient, we may experience disruptions in, or increases in our costs of, operation and delivery to comply with new regulatory requirements due to investments in facilities and equipment or the relocation of our facilities. If we or our suppliers are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In particular, proposed, new or inconsistent regulation and taxation of fuel and energy could increase the cost of complying with such laws and regulations as well as the cost of operation, including fuel required to operate our facilities or transport and distribute our products, thereby increasing the distribution and supply chain costs associated with our products. As legislation across Europe is changing rapidly at both the EU and national level, a full assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, would be uncertain, given the wide scope of potential regulatory change in the countries in which we operate. Such an assessment could also result in additional administrative and cost burdens.

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
We have substantial brewery operations in the states of Colorado and Texas, which have been areas vulnerable to water scarcity conditions. Certain western states in the U.S. are, have, or may in the future experience extended droughts, which can impact the quality and quantity of agricultural ingredients such as barley and hops. One of our facilities in the U.K. has had water use restrictions imposed on its operations due to increased domestic demand on the underlying groundwater aquifer. The continuation or recurrence of such conditions could have an adverse effect upon our agricultural supply chain. We and our suppliers are dependent on sufficient amounts of quality water for operation of our breweries and key facilities and the key facilities of our significant suppliers. The suppliers of the agricultural raw materials we purchase are also dependent upon sufficient supplies of quality water for their fields. A substantial reduction in water in certain agricultural areas could result in material losses of crops, such as barley or hops, which could lead to a shortage of our product supply. If water available to our operations or the operations of our suppliers becomes scarce or the quality of that water deteriorates, we may incur increased production costs that we are unable or choose not to pass along to distributors through increased prices, or face production constraints, which could adversely affect our business and financial results.
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
Complications in the design or implementation of our expanded and optimized enterprise resource planning ("ERP") system could adversely affect our business and operations. We rely heavily on information systems and technology to manage operations and report results. Beginning in the third quarter of 2025, we initiated a multi-year implementation of a global ERP system intended to replace legacy operating and financial systems with a single global system. This system is being designed to maintain accurate financial records, underpin operational capabilities and provide timely information to senior management. The implementation requires significant personnel and financial resources and may involve delays, cost overruns or other challenges. Disruptions or failures during design or implementation could impair critical processes, including forecasting, manufacturing, procurement, vendor payments, customer ordering and fulfillment, revenue recognition, receivables collection, contractual compliance, and internal controls and financial reporting. If we are unable to execute the implementation as planned, our financial position, operating results and cash flow could be negatively impacted. Furthermore, if the ERP system does not function as intended, the effectiveness of our internal control over financial reporting could be compromised.
Further, as we implement our new ERP system, our exposure to system attacks may be elevated because we will be operating current and new processes in parallel and must simultaneously protect both the new system and legacy systems. Additionally, our implementation of the ERP system involves greater utilization of third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party cloud computing providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods.

Risks Related to Our Indebtedness, Capital Structure and Financial Condition
Our debt level subjects us to financial and operating risks and the agreements governing such debt subject us to financial and operating covenants and restrictions. Our indebtedness subjects us to various financial and operating covenants, including, but not limited to, restrictions on priority indebtedness, leverage thresholds, liens, certain types of secured debt and certain types of sale lease-back transactions and transfers of assets, each of which may limit our flexibility in responding to our business needs. If we are not able to maintain compliance with stated financial covenants or if we breach other covenants in any debt agreement, we could be in default under such agreement or trigger a cross-default of other debt instruments. Such a default would adversely affect our credit ratings, may allow our creditors to accelerate the related indebtedness, and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies.
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
•limit our flexibility to plan for and adjust to changing business and market conditions, including successfully execute our business strategy, and increase our vulnerability to general adverse economic and industry conditions;
•require us to make unfavorable changes to our financing structure or require us to dedicate a substantial portion of our cash flow to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund strategic opportunities, including acquisitions or other investments, working capital, capital expenditures, dividend payments, share repurchases and other general corporate requirements; and
•adversely impact our competitive position in the industry.
In addition, certain of our current and future debt and derivative financial instruments have or, in the future, could have interest rates that are tied to reference interest rates. The volatility and availability of such reference rates are out of our control and the risks related thereto could have a material adverse effect on us.
A deterioration in our credit rating could increase our borrowing rates or have an adverse effect on our ability to obtain future financing or refinance current debt. Ratings agencies may downgrade our credit ratings below their current investment grade levels if we are, or are at risk of being, unable to meet our deleveraging commitments. Although we have publicly expressed our intention to maintain an investment grade debt rating, ratings are determined by third-party rating agencies and in some cases the events that may cause us to suffer a ratings downgrade are unpredictable and outside of our control, such as evolving industry dynamics, changes in consumer taste preferences and behaviors, the macroeconomic climate or political instability. A credit rating downgrade, particularly a downgrade below investment grade, could increase our costs of future borrowing, negatively impact our hedging instruments or sources of short-term liquidity and harm our ability to refinance our debt in the future on acceptable terms or access the capital markets, all of which could have a material adverse effect on our financial position. Deterioration of our credit rating may also raise governance issues within our Company and with external regulators.
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

We may incur impairments of the carrying value of our goodwill and other intangible assets which could have a material adverse effect on our financial results.  In connection with various business combinations, we have historically allocated material amounts of the related purchase prices to goodwill and other intangible assets, including those considered to have indefinite useful lives. These assets are tested for impairment when required by accounting principles generally accepted in the United States, using estimates and assumptions affected by factors such as economic and industry conditions and changes in operating performance. Additionally, in conjunction with the indefinite-lived intangible asset impairment tests, we also reassess each asset's indefinite-life classification. Potential resulting charges from an impairment of goodwill or brand intangible, as well as reclassification of an indefinite-lived to a definite-lived brand intangible, could have a material adverse effect on our results of operations. For example, during the third quarter of 2025, as we began updating our long-range plan based on current year results to date and industry conditions, we identified a triggering event that indicated it was more likely than not that the carrying value of the Americas reporting unit exceeded its fair value. An impairment test was completed as of August 31, 2025 and as a result, the carrying value of the Americas reporting unit was determined to be in excess of its fair value such that a partial goodwill impairment loss of $3,645.7 million was recorded in our consolidated statements of operations during the third quarter of 2025. In addition, during the fourth quarter of 2022, we recorded a partial goodwill impairment charge of $845.0 million as a result of our 2022 annual goodwill impairment testing of the Americas reporting unit in our consolidated statements of operations during the fourth quarter of 2022. As of the year ended December 31, 2025, the EMEA&APAC reporting unit was fully impaired while the Americas reporting unit had $1.9 billion of goodwill remaining.
Further, during the third quarter of 2025, as we began updating our long-range plan based on our current year results to date, we identified a triggering event for the Blue Run Spirits asset group in the Americas segment. The results of our recoverability test indicated that the carrying value was in excess of its fair value and a full impairment of the definite-lived intangible brand of $75.3 million was recorded in our consolidated statements of operations during the third quarter of 2025. In addition, during the third quarter of 2025, as we began updating our long-range plan based on current year results to date, we identified a triggering event for the Staropramen family of brands in the EMEA&APAC segment. The results of the recoverability test indicated that the carrying value was in excess of its fair value and a partial impairment loss of $198.6 million was recorded in our consolidated statements of operations during the third quarter of 2025. In conjunction with the impairment review of the Staropramen family of brands, we also reassessed the brand's indefinite-life classification and determined that certain factors supported the reclassification to a definite-lived intangible asset, and therefore we assigned a useful life of 50 years. In addition, during the fourth quarter of 2023, a partial impairment charge of $160.7 million was recorded as a result of our 2023 annual impairment testing of the Staropramen family of brands.
As a result of the partial impairment charge recorded during the third quarter of 2025, the Americas reporting unit is still considered to be at a heightened risk of future impairment in the event of significant unfavorable changes in the forecasted cash flows (including Company-specific risks like the performance of our premiumization efforts, expansion in products beyond beer and overall market performance, along with macroeconomic risks, or significant unfavorable changes in income tax rates, environmental or other regulations, including interpretations thereof), terminal growth rates, market multiples and/or weighted-average cost of capital utilized in the discounted cash flow analyses.
The fair values of our Americas reporting unit and indefinite-lived intangible assets are sensitive to the aforementioned potential unfavorable changes that could have an adverse impact on future analyses. Any future impairment of the Americas reporting unit or our intangible assets, or reclassification of indefinite-lived intangible assets to definite-lived, may result in charges that could have a material adverse effect on our financial results, as evidenced by the charges incurred during the third quarter of 2025 as well as 2023 and 2022, as previously noted above. The testing of our goodwill for impairment is also predicated upon our determination of our reporting units. Any change to the conclusion of our reporting units or the aggregation of components within our reporting units could result in a different outcome to our annual impairment test. See Part II—Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, "Critical Accounting Estimates" and Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for additional information related to the results of our annual impairment testing.
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price. Our financial projections, including any sales or earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions related to, among other things, our current strategy, industry performance, category growth, development and launch of innovative new products, market share projections, product pricing, sales, volume and product mix, foreign exchange rates and volatility, effective tax rates, interest rates, depreciation and amortization costs, commodity prices, tariffs, distribution costs, cost savings initiatives, accruals for estimated liabilities, including litigation reserves and potential increases in costs under our self-insured health care plans, measurement of benefit obligations for pension and other postretirement benefit plans, and our ability to generate sufficient cash flow to reinvest in our existing business, fund internal growth, repurchase our stock, make acquisitions, invest in joint ventures, pay dividends and meet debt obligations. In addition, our ability to achieve the goals set by our current strategy, including the Americas

Restructuring Plan announced in October of 2025, and the anticipated benefits, are subject to various assumptions and uncertainties. There is no assurance that we will fully realize the anticipated financial benefits or execute successfully on our current strategy in the time frames we desire or at all. Our financial projections are based on historical experience and on various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, and our actual results may differ materially from our financial projections. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and stock price.
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
•macroeconomic and political instability in the countries in which they operate;
•competitive and general market conditions in the locations in which they operate;
•the availability of capital and other financing resources on reasonable terms;
•loss of major customers;
•disruptions of operations that may be caused by strikes, work stoppages, labor unrest, fire or natural disasters;
•the increase in price of certain ingredients and raw materials used in our products; or
•any of the foregoing, among other things, as a result of the Russia-Ukraine conflict or otherwise.
Our ability to secure the correct quantities of raw and packaging materials on a timely basis depends on our ability to forecast demand for our finished products. Significant variances between forecasted and actual sales could disrupt supplier operations, which in turn could result in certain product shortages and increase the risk of customers switching to competitor brands.
Termination or changes of one or more manufacturer, distribution or production agreements, or issues caused by our dependence on the parties to these agreements, could have a material adverse effect on our business and financial results.    We manufacture and distribute products of other beverage companies through various joint ventures, licensing, distribution, contract brewing or other similar arrangements, such as our agreement to produce, import, market, distribute and sell certain Heineken brands in Canada, and our arrangements with ABI to brew and distribute Beck's, Stella Artois, and Lowenbrau and to distribute Hoegaarden, Leffe, and Corona in Central Europe. We also have authorizations from Red Tree Beverages, LLC that grant us the right to produce, market, advertise, promote, sell and distribute products bearing the Simply Spiked trademark in the U.S. and Canada, as well as the Topo Chico Hard Seltzer trademark in the U.S. In addition, we have a license agreement to produce, market, distribute and sell Fever-Tree products in the U.S. These agreements have varying expiration dates and performance criteria. The non-renewal or loss of one or more of these arrangements, because of failure to perform or failure to agree to terms of an extension, or as a result of industry consolidation or otherwise, could have a material adverse effect on our business and financial results.
As part of our efforts to streamline operations and to manage capital investments, we outsource aspects of our manufacturing processes and other functions and continue to evaluate additional outsourcing. If our contract manufacturers or other outsourcers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers’ orders on a timely basis. The ability of these third parties to perform is largely outside of our control. If one or more of these parties experiences a significant disruption in services or institutes a significant price increase, we may have to seek alternative providers, which could increase our costs or prevent or delay the delivery of our products. Further, our business includes various joint ventures and industry agreements which optimize parts of the supply chain. For example, we have entered into joint ventures with Ball Corporation (i.e., Rocky Mountain Metal Container), and with Owens-Brockway Glass Container Inc. (i.e., Rocky Mountain Bottle

Company), for a portion of our aluminum and glass packaging supply in the U.S., respectively. Another example includes our warehousing and customer delivery systems in Canada organized under joint venture agreements with other brewers. Any negative change in these agreements or material terms within these agreements could have a significant adverse effect on our business and financial results. Another example is the secondary distribution in the U.K. which has limited options. If we are unable to continue to outsource our secondary distribution services, we may have to in-source distribution which could have adverse impacts to our business and financial results. Additionally, in the U.K. we market, distribute and sell the products of other beverage companies through our factored channel whereby we provide a one-stop shop service to on-premise customers, combining spirits, soft drinks, wines and beer products. If these factored agreements are not renewed due to consolidations, market conditions or competitors securing the contracts, or we fail to deliver any sales commitments under such partnerships, this may have a material adverse effect on our financial and business operations.
Risks Related to Legal Matters, Governmental Regulations and our International Operations
Changes in environmental, trade or other regulations or failure to comply with existing licensing, trade and other regulations could cause volatility or have a material adverse effect on our business and financial results.    Our business is highly regulated by national, state, provincial and local laws and regulations in various jurisdictions governing tariffs, licensing, trade and pricing practices, labeling, advertising, promotion and marketing practices, distributor relationships, environmental matters, packaging and ingredient regulations, unclaimed property and other matters. These laws and regulations are frequently revised or reinterpreted and are influenced by political developments and regulatory scrutiny any of which could have a material adverse effect on our business and financial results.
Intervention by local governments could accelerate transformational changes to market structures. For example, the beer markets in the U.S. and Canada have historically consisted of a limited number of significant market participants with government-regulated routes to market. In Canada, changes to provincial trade rules and regulations, distribution models and packaging requirements, such as the use of government-owned retail outlets and industry standard returnable bottles, may be disadvantageous to us and adversely impact our business and financial results. In the second half of 2024, the Province of Ontario expanded the licensed sale of beer, wine and RTDs to all convenience stores and all eligible grocery and big-box grocery stores. This ongoing evolution of the Ontario beer market may have a significant impact on the financial results of our ownership in Brewers Retail, Inc. and adversely affect our financial results.
Furthermore, various jurisdictions have adopted, or may seek to adopt, additional product labeling or warning requirements, as well as restrictions on the availability of our beverages based on perceived adverse health consequences for certain of our beverages. Additional or more stringent requirements could limit sales of such affected beverages in those jurisdictions. In addition, we cannot predict whether our beverages will become subject to further labeling or warning rules and regulations which, if enacted, could increase our costs and/or adversely impact sales.
In addition, a number of governmental authorities, in the U.S. and internationally (including the U.K. and the EU), have enacted, are considering, or plan to introduce legislation targeting packaging materials. These initiatives include efforts to reduce plastic and other materials, eliminate single-use packaging, and expand funding for recycling infrastructure. The requirements of Extended Producer Responsibility ("EPR") and deposit return system ("DRS") legislation and regulations vary by jurisdiction, and such legislation, as well as voluntary initiatives aimed at reducing packaging waste, could reduce demand for our products, increase our compliance and other costs or otherwise adversely impact our business, financial condition and results of operations. Similarly, changes in environmental regulations, including regulations discouraging the use of certain materials or mandating alternatives, may increase compliance costs, materials costs, capital expenditures and investments, and other financial obligations for us and our business partners, which could negatively affect our profitability. We may be unable to implement price increases sufficient to offset these higher costs, and any such increases may result in lower sales volumes.
Changes to U.S. or foreign trade policies, including the imposition of new or increased tariffs, other trade restrictions or other government actions (including any government shutdown), as well as foreign currency fluctuations (including devaluations) and fear of exposure to or actual impacts of a widespread disease outbreak, may create or exacerbate such risks and uncertainty and adversely affect our business, financial condition, and results of operations.
Modifications of laws and policies governing international trade and investment, including tariffs, such as aluminum tariffs, and trade agreements such as the United States-Mexico-Canada Agreement and the European Union-United Kingdom Trade and Cooperating Agreement ("TCA"), could adversely affect our supply chain, business and results of operations. For example, the U.S. tariffs on aluminum imports imposed in June 2018 (and partially lifted in May 2019) created volatility in the price of aluminum in the U.S. and increased the price of aluminum used in some of our product packaging. Ongoing or additional U.S. tariffs, including on aluminum, retaliatory tariffs or related actions from trade partners, and related uncertainty may continue to increase the cost of certain of our imported materials and, adversely affect our profitability. The TCA, effective May 2021, also resulted in disruptions and transportation delays that affected our sourcing of raw materials and packaging for our products, as well as our ability to import and export products.

Further, throughout 2025, additional tariffs imposed by the current U.S. administration affected the cost of certain products manufactured out the United States, including certain of our products, and contributed to fluctuations in the price of aluminum and the Midwest Premium. The increase in Midwest Premium prices resulted in, an approximate $35 million unfavorable impact on our results for the year ended December 31, 2025. Future actions by the U.S. or foreign governments, such as new or additional tariffs, changes to trade agreements or tax policies, expanded export controls, sanctions, investment restrictions, or other trade measures, remain uncertain at this time. These developments, along with potential shifts in raw material pricing, retaliatory government responses, or competitive advantages for companies not subject to the same trade restrictions. could have significant impacts on our business and financial results. Furthermore, we may be unable to increase prices for our products sufficiently to offset tariff-related impacts, including increases in the Midwest Premium, and any price increases we do implement could reduce consumer demand for our products, each of which could negatively impact our margins and sales. We cannot predict future trade policy actions, and any further changes could adversely impact our business, financial condition and results of operations.
Failure to comply with current or future environmental, health, or other applicable laws and regulations (or changes to those laws, regulations or interpretations) could result in the loss, revocation or suspension of our licenses, permits or approvals and could have a material adverse effect on our business, financial condition and results of operations. In addition, the nature and complexity of our international business relationships and contractual agreements, may lead to differences between actual results and the assumptions used in recording expenses, and future adjustments may be required if those assumptions change.
Changes in tax laws, regulations or tax rates could cause volatility or have a material adverse effect on our business and financial results. Changes to existing tax laws or the adoption of new tax policies, regulations, guidance or laws, particularly in the U.S., U.K. and Canada, could have a material adverse impact to our effective tax rate, future cash tax payments and our financial results in general. In addition, the current economic and political environment, including the focus on corporate tax reform, anti-base erosion rules and tax transparency, may result in significant tax law changes in the numerous jurisdictions in which we operate and could have a material adverse impact on our effective tax rate, future cash tax payments and our financial results in general. The increasingly complex tax environment as a result of tax policy changes can create higher compliance costs which could have an adverse effect on our financial performance.
On July 4, 2025, the OBBBA was enacted into law in the U.S. This law included various provisions which permanently extend certain expiring provisions from the Tax Cuts and Jobs Act of 2017. Changes in the OBBBA included the accelerated tax recovery for certain capital investments and research and development expenditures and changes to the business interest expense limitation. The OBBBA did not materially affect our effective tax rate but did result in the reduction of our cash paid for taxes in the second half of 2025.
In addition, intergovernmental organizations such as the Organization for Economic Co-operation and Development ("OECD") and EU have proposed or enacted changes to the existing tax laws of member countries. For instance, in 2021 the OECD introduced model rules for a new 15% global minimum tax framework, which is effective for fiscal years beginning on or after December 31, 2023 in jurisdictions with enacted legislation. Additionally, several non-EU countries, including Canada and the U.K., have recently proposed and/or enacted legislation consistent with the OECD global minimum tax framework. The OECD and implementing countries are expected to continue to make further revisions to their minimum tax legislation and release additional guidance. The OECD has also proposed rules on the allocation of profit among tax jurisdictions in which companies operate. Meanwhile, in January 2026 the OECD announced a comprehensive package for a "side-by-side agreement" that could exempt many U.S.-domiciled multinational enterprises from certain provisions under the global minimum tax framework. Subsequently enacted tax regulations and proposed rules, including the release of additional related guidance, could adversely impact our financial results in fiscal year 2026 and possibly beyond.
Our business operations are also subject to numerous taxes not based on income, often referred to as indirect taxes, and most relevant to our business, excise taxes. The government(s) of each country in which we sell our products, including state and local jurisdictions in the U.S., levy excise taxes at varying rates. Additionally, U.S. governmental entities that levy taxes may require bonds to ensure compliance with applicable laws and regulations. Increases in excise taxes and bonds could have a material adverse effect on our profitability.
Continued economic and political pressures to increase tax revenues in jurisdictions in which we operate, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult. Additionally, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could become subject to enforcement activities, as well as legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. The final resolution of tax audits and any related litigation can differ from our historical provisions and accruals, resulting in an adverse effect on our financial performance.

Failure to comply with existing or future tax laws and regulations could have a material adverse effect on our business, financial condition and results of operations. Additionally, uncertainties exist with respect to the interpretation of, and potential future developments in, complex domestic and international tax laws and regulations, the amount and timing of future taxable income, and the interaction of such laws and regulations among jurisdictions. The complexity of tax laws and regulations could necessitate future adjustments to tax expense recorded.
Unfavorable outcomes of legal or regulatory matters may adversely affect our business and financial condition and damage our reputation. There is a risk of, and we are from time to time involved in or subject to a variety of litigation, claims, legal or regulatory proceedings or matters related to our business or the alcohol industry in general, including but not limited to our advertising and marketing practices, product claims, product labeling and ingredients, our intellectual property rights, alleged infringement or misappropriation by us of intellectual property rights of others, tax, environmental, privacy, insurance, ERISA and fiduciary responsibilities under ERISA, and other employment matters. Such matters, even those that are ultimately non-meritorious, can be complex, costly, and highly disruptive to business operations by diverting the attention and energies of management and other key personnel, and may generate adverse publicity that damages our reputation or brand image. The assessment of the outcome of such matters, including our potential liability, if any, is a highly subjective process that requires judgments about future events that are not within our control and are based on the information available to management at that time. The outcome of such matters, including amounts ultimately received or paid upon judgment or settlement, may differ materially from management’s outlook or estimates, including any amounts accrued in the financial statements. Actual outcomes, including judgments, awards, settlements or orders, could have a material adverse effect on our business, financial condition, operating results, or cash flows and damage our corporate reputation and our brands. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" in this Annual Report on Form 10-K for additional information regarding the status of pending legal outcomes.
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

Changes to the regulation of the distribution systems for our products could adversely affect our business and financial results.    Many countries in which we operate regulate the distribution of alcohol products and if those regulations were changed, it could alter our business practices and have a material adverse effect on our business and financial results. For example, in the U.S. market, there is a three-tier distribution system that governs the sale of alcohol beverage products. That system, requiring separation of manufacturers, distributors and retailers, dates back to the repeal of prohibition and is periodically subject to legal challenges. To the extent that such challenges are successful and change the three-tier system, including through the expansion of e-commerce and direct-to-consumer offerings, such changes could have a material adverse effect on our Americas segment results of operations. Further, in Canada, our alcohol beverage products are required to be distributed through certain province's respective provincial liquor board. Additionally, in certain Canadian provinces, we rely on our joint venture arrangements in BRI and BDL to distribute our products via retail outlets that are regulated by provincial government regulators. BRI owns and operates commercial retail outlets, known as The Beer Store ("TBS"), in Ontario and performs delivery services of beer throughout Ontario. BDL facilitates the distribution of our products in the western Canadian provinces. If provincial regulation should change, the costs to adjust our distribution methods could have a material adverse effect on our business and financial results.
Our consolidated financial statements are subject to fluctuations in foreign exchange rates, most significantly the Canadian dollar and the European operating currencies such as the British Pound, Czech Koruna, Euro and Romanian Leu. We hold assets and incur liabilities, earn revenues and pay expenses in different currencies, most significantly in Canada and throughout Europe. Because our financial statements are presented in USD, we must translate our assets, liabilities, income and expenses into USD. Increases and decreases in the value of the USD will affect, at times adversely, the value of these items in our financial statements, even if their local currency value has not changed. Additionally, we are exposed to currency transaction risks related to transactions denominated in currencies other than one of the functional currencies of our operating entities, such as the purchase of certain raw material inputs or capital expenditures, as well as sales transactions and debt issuances or other incurred obligations. Further, certain actions by the government of any of the jurisdictions in which we operate could adversely affect our results and financial position. To the extent that we fail to adequately manage these risks through our risk management policies intended to protect our exposure to currency movements, including if our hedging arrangements do not effectively or completely hedge changes in foreign currency rates, our results of operations may be materially and adversely affected. For instance, the strengthening of the USD against the Canadian dollar, European currencies and various other global currencies would adversely impact our USD reported results due to the impact on foreign currency translation.
Risks Related to Acquisitions and Joint Ventures
Risks associated with operating our joint ventures or other strategic partnerships may materially adversely affect our business and financial results. We have entered into several joint ventures, including our joint ventures with Ball Corporation (i.e., Rocky Mountain Metal Container), and with Owens-Brockway Glass Container Inc. (i.e., Rocky Mountain Bottle Company), for a portion of our aluminum and glass packaging supply in the U.S., respectively. We have also entered into a joint venture with The Yuengling Company LLC to expand the distribution of Yuengling beer in the western U.S. Additionally, in certain Canadian provinces, we rely on joint venture agreements in BRI and BDL to distribute our products via retail outlets that are mandated and regulated by provincial government regulators. Further, in the U.S. in October 2024, we took a majority ownership stake in ZOA Energy LLC ("ZOA"). Additionally, we have a license agreement to import, produce, market, advertise, promote, sell and distribute Fever-Tree products in the U.S. Moreover, we have authorizations from Red Tree Beverages, LLC that grant us the right to produce, market, advertise, promote, sell and distribute products bearing the Simply Spiked trademark in the U.S. and Canada, as well as the Topo Chico Hard Seltzer trademark in the U.S. We may enter into additional joint ventures or other strategic partnerships in the future. Our partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture or partnership. In addition, we compete against our partners in certain of our other markets. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. Our joint venture arrangements or other partnerships may require us, among other matters, to pay certain costs or to make certain capital investments or to seek our partner's consent to take certain actions. In addition, our partners may be unable or unwilling to meet their economic or other obligations under the operative documents, or may become insolvent or file for bankruptcy protection and we may be required to either fulfill those obligations alone to ensure the ongoing success of the partnership or to dissolve and liquidate. Moreover, as we further develop our own portfolio, we may face challenges meeting all contractual obligations within our current partnerships or having to invest in more marketing assets to sustain partnership brands.

Failure to successfully identify, complete or integrate attractive acquisitions, joint ventures and other strategic partnerships into our existing operations could have an adverse effect on our business and financial results. We have made a number of acquisitions and entered into several strategic joint ventures and partnerships. In order to compete in the consolidating global brewing and beverage industry, we anticipate that we may, from time to time, in the future acquire additional businesses like the Blue Run Spirits, Inc. ("Blue Run") acquisition in the third quarter of 2023, the increase in our investment in ZOA in the fourth quarter of 2024 and the entry into the partnership with Fevertree Drinks plc in the first quarter of 2025, or enter into additional joint ventures or other partnerships that we believe would provide a strategic fit with our business. Potential risks associated with acquisitions and joint ventures could include, among other things:
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
Additional Risks Related to our Americas Segment
Our U.S. business is highly dependent on independent distributors to sell our products, with no assurance that these distributors will effectively sell our products and distributor consolidation in the U.S. could harm our business and financial results.    We sell nearly all of our products, including our imported products, in the U.S. to independent distributors for resale to retail outlets. These independent distributors are entitled to exclusive territories and are often protected from termination by state statutes and regulations. Consequently, if we are not allowed, or are unable under acceptable terms or at all, to replace unproductive or inefficient distributors, our business, financial position and results of operations may be adversely affected, which could have a material adverse effect on our business and financial results.

Further, in recent years, there has been a consolidation of independent distributors, resulting in distributors with increased leverage over suppliers due to those distributors' share of the supplier business, exclusive territorial appointments and regulatory protection of distribution agreements. We have limited ability to influence decisions regarding distributor consolidation, which, regardless of size, carries a risk of decreased investment in service and local marketing in the interest of paying down the leverage required to fund a transaction. Consolidation among distributors could create a more challenging competitive landscape for our products and could hinder the distribution and sale of our products as distributors could put focus on other brands within their portfolio instead of ours. There is a risk that consolidation of distributors could further increase due to potential changes in tax laws in the markets in which we operate. This could negatively impact sales of our products and increase prices. Our unique portfolio may require more brand building than our competitors, and distributors may not invest the time and other resources to effectively support these brands which could negatively impact our sales. Changes in distributors' strategies, including a reduction in the number of brands they carry or focus on other competitive brands, may adversely affect our growth, business, financial results and/or market share.
Government mandated changes to the retail distribution model resulting from new regulations may have a material adverse effect on our Canada business. In Canada, the retail distribution of alcohol is primarily a provincial responsibility. An Early Implementation Agreement ("EIA") was entered into in May 2024 between the Province of Ontario, Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd. (collectively, the "Representative Owners") and Brewers Retail Inc., operating under the name "The Beer Store". The EIA was effective July 18, 2024 and continues until December 31, 2030. The EIA removed grocery store pack size restrictions on beer, wine, cider and RTDs as of July 18, 2024, and allowed for the expansion of licensed sale of beer, wine and RTDs to all convenience stores which began on September 5, 2024 and all eligible grocery and big-box grocery stores as of October 31, 2024. Under the EIA, the Province of Ontario provided 225 million CAD to TBS to financially support the operation of the agreed upon retail footprint during the interim period between the commencement date of the EIA and December 31, 2025. The EIA required TBS to maintain at least 386 retail locations in Ontario to support recycling, cash and carry and to preserve employment through June 30, 2025 and to maintain a minimum of 300 stores from July 1, 2025 until December 31, 2025. From January 1, 2026 onward, TBS has the sole and absolute discretion to maintain or close any retail location. If TBS cannot transition quickly from a retail-led organization to a distribution-led organization, it may adversely impact our business, our results of operations and financial condition. In addition, the result of the Ontario Government's review of all taxes, markups and fees in support of the modern and expanded market remains pending. A new wholesale markup structure is expected to be announced in the first quarter of 2026 and go into effect on April 1, 2026. Other regulatory elements are under review and are subject to change, any of which could have an adverse impact or present new opportunities for our business.
As of January 1, 2026, all licensed grocery and big-box stores are required as a condition of license to accept and sort empty beverage alcohol containers for recycling. Convenience stores are exempt from any recycling requirement. Any licensed grocery store or big-box store that enters into an alternative arrangement with TBS for the recycling of empty containers can seek a regulatory exemption from the condition of license to accept and sort empty containers. As of January 1, 2026, a number of grocery and big-box chains and independent grocery stores have entered into alternative arrangements with TBS under which TBS will have responsibility for collecting the empty container returns on behalf of those grocery and big-box stores (who will not be obligated once exempted from the condition to accept empty containers). The expansion of the number of retail points of sale relative to the number of return locations could interrupt the flow of returnable-refillable bottles and may impact the quality of the returnable-refillable bottle. While the volume of beer sold in the industry standard returnable-refillable bottle has diminished due to consumer preference for one-way aluminum cans, a disruption to the return rate could result in inefficiencies in our operations.
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

Additional Risks Related to our EMEA&APAC Segment
Economic trends and intense competition in European markets could unfavorably affect our profitability. Our European businesses have been, and, in the future may be, adversely affected by conditions in the global financial markets and general economic and political conditions, as well as a weakening of their respective currencies versus the U.S. dollar, in each case, in addition to the other impacts of the Russia-Ukraine conflict. Additionally, intense pricing competition in certain of our European markets, combined with reduced consumer confidence and a decline in consumers' prioritization of the beer category, may adversely reduce sales or profitability. In particular, the on-going focus by large competitors in Europe to drive increased market share through aggressive pricing strategies could adversely affect our sales and results of operations. We may also face pressures resulting from a reduction in disposable incomes of consumers to spend on our products due to inflation, recessionary conditions and an increase in the cost of energy, which could unfavorably affect our profitability. In addition, over time, beer volume sales in the U.K. have been shifting from on-premise, such as pubs and restaurants, to off-premise, such as retail stores, for the industry as a whole. Margins in sales to off-premise customers tend to be lower than margins from sales to on-premise customers, and, as a result, continuation or acceleration of this trend could further adversely affect our profitability. Some of the European markets in which we currently operate face significant public budget deficits, causing governments to introduce new tariffs and tax measures, including increases in value-added-tax and excise taxes or the elimination of certain personal income tax deductions. This, in turn, may generate directly or indirectly further uncertainty in those markets and reduce consumer spend, which could have a material adverse effect on our profitability in those countries.
Risks Related to Ownership of our Class B Common Stock
Shareholder activism efforts or unsolicited takeover proposals could cause a material disruption to our business and financial results. We may be subject to various legal and business challenges due to actions instituted by activist shareholders or unsolicited takeover proposals or other advocacy efforts. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and others, as well as potentially increase the chance of additional shareholder activism or other advocacy efforts. Similarly, proposed or future laws and regulations may also increase the chance we become the target of shareholder activist campaigns, including sustainability, human rights and human capital-related actions. If shareholder activist campaigns are initiated against us, our response to such actions could be costly and time-consuming, which could divert the attention and resources of the Board, Chief Executive Officer and senior management from the pursuit of our business strategies, which could harm our business, negatively impact our stock price, and have an adverse effect on our business and financial results.
The interests of the controlling stockholders may differ from those of other stockholders and could prevent our Company from making certain decisions or taking certain actions that would be in the best interest of the other stockholders. Our Class B common stock has fewer voting rights than our Class A common stock, and holders of our Class A common stock have the ability to effectively control or have a significant influence over certain of our actions requiring stockholder approval, which could have a material adverse effect on Class B stockholders. See Part II—Item 8 Financial Statements and Supplementary Data, Note 14, "Stockholders' Equity" in this Annual Report on Form 10-K for additional information regarding voting rights of Class A and Class B stockholders.
If Pentland and the Coors Trust do not agree on a matter submitted to our stockholders or if a super-majority of the Board do not agree on certain actions, generally the matter will not be approved, even if beneficial to us or favored by other stockholders or a majority of the Board.    Pentland Securities (1981) Inc. ("Pentland") (a company controlled by the Molson family and related parties) and the Adolph Coors, Jr. Trust (the "Coors Trust") (a trust controlled by the Coors family and related parties), which together control more than 90% of our Class A common stock and Class A exchangeable shares, have a voting trust agreement through which they have combined their voting power over the shares of our Class A common stock and the Class A exchangeable shares that they own. If these two stockholders do not agree to vote in favor of a matter submitted to a stockholder vote (other than the election of directors), the voting trustees are required to vote all of the Class A common stock and Class A exchangeable shares deposited in the voting trust against the matter. There is no other mechanism in the voting trust agreement to resolve a potential deadlock between these stockholders. Therefore, if either Pentland or the Coors Trust is unwilling to vote in favor of a proposal that is subject to a stockholder vote, we would be unable to implement the proposal even if the Board, management or other stockholders believe the proposal is beneficial to us. Similarly, our bylaws require the authorization of a super-majority (two-thirds) of the Board to take certain transformational actions. Thus, it is possible that we will not be authorized to take action even if it is supported by a simple majority of the Board.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Our cybersecurity program is managed by a dedicated Chief Information Officer ("CIO") whose team, including the head of Information Technology Security, is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. Our CIO has over 35 years of relevant industry experience, including over 30 years at our Company. Our Vice President of Information Technology Security and Chief Information Security Officer ("CISO") has over 20 years of relevant industry experience. Further, team members who support our cybersecurity program have relevant educational and industry experience through various roles involving information technology, security, auditing, compliance, systems and programming, as well as cybersecurity certifications such as a Certified Information Systems Security Professional or Certified Information Security Manager. Our Board, Audit Committee and its Technology Subcommittee and senior management receive periodic briefings from the CIO and the CISO, concerning cybersecurity, information security and technology risks, and our related risk mitigation programs. In general, the Board is responsible for overseeing our enterprise risk management program ("ERM Program").
The ERM Program is a proactive and ongoing process led by our legal and risk professionals and senior management, to identify, assess and manage risks and to build out and track mitigation and reduction efforts. The Board has tasked the Audit Committee with overseeing, reviewing and discussing with management, the internal audit team and the independent auditors, our ERM Program, policies and procedures with respect to, among other things, the assessment and management of risks related to our cybersecurity and information security and the steps management has taken to monitor and mitigate such risks.
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
As previously disclosed, during March 2021, we experienced a systems outage that was caused by a cybersecurity incident. We engaged leading forensic information technology firms and legal counsel to assist our investigation into the incident and we restored our systems. Despite these actions, we experienced delays and disruptions to our business, including brewery operations, production and shipments. This incident caused a shift in production and shipments from the first quarter of 2021 to the balance of fiscal year 2021. In addition, we incurred certain incremental one-time costs of $2.4 million for the year ended December 31, 2021, related to consultants, experts and data recovery efforts, net of insurance recoveries. See also Part I—Item 1A Risk Factors for the following risk: Cybersecurity incidents impacting our information systems and violations of data privacy laws and regulations could disrupt our business operations and adversely impact our reputation and results of operations.

ITEM 2.    PROPERTIES
As of February 18, 2026, our principal properties by segment and function, all of which are owned by us unless otherwise noted, consisted of:

Facility	Location	Character
Administrative Offices
	Bucharest, Romania(1)	Global business services center
	Burton-on-Trent, U.K.	EMEA&APAC segment operational headquarters
	Chicago, Illinois(1)	Americas segment operational headquarters
	Golden, Colorado	Corporate principal executive office and Americas segment administrative office
	Milwaukee, Wisconsin	Americas segment administrative office
	Montréal, Québec(1)	Corporate principal executive office and Americas segment administrative office
	Prague, Czech Republic	EMEA&APAC segment administrative office
	Toronto, Ontario	Americas segment administrative office
Americas Segment
Brewery/packaging plants	Albany, Georgia(2)	Brewing and packaging
	Chilliwack, British Columbia	Brewing and packaging
	Elkton, Virginia(2)	Brewing and packaging
	Fort Worth, Texas(2)	Brewing and packaging
	Golden, Colorado(2)	Brewing and packaging
	Longueuil, Québec	Brewing and packaging
	Milwaukee, Wisconsin	Brewing and packaging
	Toronto, Ontario	Brewing and packaging
	Trenton, Ohio(2)	Brewing and packaging
Beer distributorship	Denver, Colorado	Distribution
Container operations	Golden, Colorado(3)	Can and end manufacturing facilities
	Wheat Ridge, Colorado(3)	Bottling manufacturing facility
Malting operations	Golden, Colorado	Malting
EMEA&APAC Segment
Brewery/packaging plants	Apatin, Serbia(4)	Brewing and packaging
	Bőcs, Hungary	Brewing and packaging
	Burton-on-Trent, U.K.(4)	Brewing and packaging
	Haskovo, Bulgaria	Brewing and packaging
	Niksic, Montenegro	Brewing and packaging
	Ostrava, Czech Republic	Brewing and packaging
	Ploiesti, Romania(4)	Brewing and packaging
	Prague, Czech Republic(4)	Brewing and packaging
	Tadcaster Brewery, Yorkshire, U.K.	Brewing and packaging
	Zagreb, Croatia(4)	Brewing and packaging
(1)We lease office space for our Americas segment operational headquarters in Chicago, Illinois, our global business services center in Bucharest, Romania as well as our corporate principal executive office and Americas segment administrative office in Montréal, Québec.
(2)The Golden, Trenton, Elkton, Albany and Fort Worth breweries collectively accounted for approximately 79% of our Americas segment production for the year ended December 31, 2025.
(3)The Wheat Ridge and Golden, Colorado facilities are leased from us by RMBC and RMMC, respectively.

(4)The Burton-on-Trent, Prague, Ploiesti, Apatin and Zagreb breweries collectively accounted for approximately 75% of our EMEA&APAC segment production for the year ended December 31, 2025.
In addition to the properties listed above, we have smaller capacity facilities in each of our segments. We own and lease various warehouses, distribution centers and office spaces throughout the Americas segment and EMEA&APAC segment countries in which we operate.
We believe our facilities are well maintained and suitable for their respective operations. During the year ended December 31, 2025, our operating facilities were not capacity constrained.
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
The approximate number of record security holders by class of stock at February 11, 2026, was as follows:

Title of class	Number of record security holders
Class A common stock, $0.01 par value	23
Class B common stock, $0.01 par value	2,767
Class A exchangeable shares, no par value	202
Class B exchangeable shares, no par value	2,113
Performance Graph
The following graph compares our cumulative total stockholder return over the last five fiscal years with the S&P 500 and a customized peer index including MCBC, ABI, Carlsberg, Heineken and Asahi (the "Peer Group"). We used a weighted-average based on market capitalization to determine the return for the Peer Group. The graph assumes $100 was invested on December 31, 2020, in our Class B common stock, the S&P 500 and the Peer Group, and assumes reinvestment of all dividends.

The below is provided for informational purposes and is not indicative of future performance.

Comparison of Five-Year Cumulative Total Return

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
Molson Coors
S&P 500
Peer Group

	2020	2021	2022	2023	2024	2025
Molson Coors	$100.00	$104.07	$119.05	$151.48	$144.25	$122.07
S&P 500	$100.00	$128.68	$105.35	$133.55	$167.88	$198.29
Peer Group	$100.00	$102.29	$102.59	$109.72	$91.55	$100.87
Dividends
We do not have any restrictions that prevent or limit our ability to declare or pay dividends. A quarterly dividend of $0.47 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2025 for a total of $1.88 per share or a CAD equivalent of CAD 2.62 per share. A quarterly dividend of $0.44 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2024 for a total of $1.76 per share or a CAD equivalent of CAD 2.39 per share. A quarterly dividend of $0.41 per share was declared and paid to eligible shareholders of record on the respective record dates throughout 2023 for a total of $1.64 per share or a CAD equivalent of CAD 2.19 per share.

Issuer Purchases of Equity Securities
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended December 31, 2025:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
October 1, 2025 through October 31, 2025	—	$—	—	$879,236,010
November 1, 2025 through November 30, 2025	4,541,855	$46.24	4,541,855	$669,236,722
December 1, 2025 through December 31, 2025	2,353,775	$46.73	2,353,775	$559,237,202
Total	6,895,630	$46.41	6,895,630	$559,237,202
(1)On September 29, 2023, our Board approved a share repurchase program up to an aggregate of $2.0 billion of our Class B common stock, excluding brokerage commissions and excise taxes, with an expected program term of five years. On February 9, 2026, our Board approved an increase to the existing Class B common stock repurchase program by $2.0 billion, for an aggregate authorization of up to $4.0 billion, and an extension of the duration of the Class B common stock repurchase program to December 31, 2031. Including this increase, approximately $2.6 billion remains available for repurchase under the Class B common stock repurchase program as of December 31, 2025.
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
ITEM 6.    [Reserved]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko, to our above premium brands including Madrí Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our value brands like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our Company's history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer, spirits and non-alcoholic beverages. We also have partner brands, such as Simply Spiked, ZOA Energy, Fever-Tree, among others, through license, distribution, partnership and joint venture agreements. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
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
A discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 has been omitted from this report, but may be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2024 Form 10-K, filed with the SEC on February 18, 2025, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.molsoncoors.com. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.

Our Fiscal Year
Unless otherwise indicated, (a) all $ amounts are in USD, (b) comparisons are to comparable prior periods and (c) 2025, 2024 and 2023 refers to the 12 months ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
Global Market Conditions and Competitive Trends
Our industry is experiencing, and we expect will continue to experience, increased consumer and economic uncertainty due to volatility in the global macroeconomic environment including global trade policies and other geopolitical events with potential resulting impacts on economic growth, consumer confidence, inflation and currencies and their exchange rates. In addition, the associated impacts of the macroeconomic environment on the beer industry in the U.S. has resulted in heightened competitive activity and associated reduction in market share of our products in certain segments. The magnitude of the resulting impacts on our business are dependent on the evolution of the global macroeconomic environment and the competitive landscape, including whether market share losses are sustained. The economic and competitive pressures, including the impact of tariffs, on our Company and our consumers' consumption behavior and preferences have negatively impacted, and may continue to negatively impact, our results of operations during this volatile period. For example, tariff announcements in the U.S. in the second quarter of 2025 have indirectly caused the price of the premium on aluminum in the U.S., known as the Midwest Premium, to spike and remain elevated which resulted in an approximate $35 million unfavorable impact on our results for the year ended December 31, 2025 and is expected to continue to adversely impact our results of operations. While our hedging program can help mitigate some of the volatility, the opaque pricing and limited liquidity of the Midwest Premium can make hedging this exposure costly. In addition to impacting the prices of raw materials, a constant or periodic change in the Midwest Premium may decrease our profit margins or we may pass on the increased costs to our consumers which could in turn result in the loss of sales if the end consumer is not willing to pay the increased price. We plan to continue to evaluate and implement strategies which are designed to help mitigate the impact on our business, consolidated results of operations and financial condition while continuing to support our long-term strategic growth and capital allocation priorities.
Chief Executive Officer Succession
On April 12, 2025, Gavin D.K. Hattersley, the then President and CEO of our Company and a then member of the Board, informed our Company and the Board that he intended to retire from our Company and as a member of the Board, in each case, by December 31, 2025.
On September 19, 2025, the Board appointed Rahul Goyal as our Company’s President and CEO and member of the Board effective, in each case, as of October 1, 2025, following the retirement of Gavin D.K. Hattersley from those same positions immediately prior to such appointments. Gavin D.K. Hattersley remained employed by our Company in an advisory role to assist in the transition until December 31, 2025.
Items Affecting Reported Results
Items Affecting the Consolidated Results of Operations
Purchases of Annuity Contracts
On September 26, 2024, we purchased annuity contracts for two of our Canadian pension plans. As a result, on September 30, 2024, we remeasured both pension plans and recorded a total settlement loss of $34.0 million to other pension and postretirement benefit (costs), net in our consolidated statements of operations during the third quarter of 2024. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" and Part II—Item 8 Financial Statements and Supplementary Data, Note 15, "Accumulated Other Comprehensive Income (Loss)" for further information.
Cobra Beer Partnership, Ltd. Buyout
During March 2024, our partner in Cobra Beer Partnership, Ltd. ("CBPL") exercised a put option under our partnership agreement which required us to acquire the remaining 49.9% ownership interest. We adjusted the NCI by $34.5 million to our best estimate of the redemption value that existed at the time of the put option exercise by increasing net income attributable to noncontrolling interests and decreasing our net income attributable to MCBC. In addition, we received the final determination of the redemption value in October 2024 and as the transaction was considered mandatorily redeemable, we recorded an adjustment of $45.8 million to interest expense in the EMEA&APAC segment during the third quarter of 2024. The transaction was finalized on October 21, 2024, resulting in a cash payment of $89 million which was recorded as a cash outflow from financing activities.

Items Affecting the Americas Segment Results of Operations
Americas Restructuring Plan
On October 20, 2025, we announced an Americas Restructuring Plan designed to create a leaner, more agile Americas segment while advancing our ability to reinvest in the business and position our Company for future growth. The plan resulted in charges of $28.7 million, primarily related to severance payments and post-employment benefits, recorded to other operating income (expense), net in our consolidated statements of operations during the year ended December 31, 2025. The remaining charges, predominantly employee-related charges, for the Americas Restructuring Plan are expected to be recorded during the year ended December 31, 2026 and total restructuring charges are expected to be at the low end of the previously communicated range of $35 million to $50 million at approximately $35 million.
Goodwill Impairment
During the third quarter of 2025, we recorded a partial goodwill impairment charge of $3,645.7 million to goodwill impairment in our consolidated statement of operations related to our Americas reporting unit. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further information.
Intangible Asset Impairment
During the third quarter of 2025, we recorded a full impairment charge of $75.3 million related to our Blue Run Spirits definite-lived intangible asset within other operating income (expense), net in our consolidated statements of operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further information.
Fevertree Transactions
During the first quarter of 2025, we obtained exclusive rights via a license agreement to import, produce, market, advertise, promote, sell and distribute Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fevertree USA, Inc. entity, with the immaterial acquisition accounted for as a business combination and consideration allocated primarily to working capital balances. The acquisition is aligned with our strategy to expand beyond the beer aisle.
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
Wind Down or Sale of Certain U.S. Craft Businesses
During the third quarter of 2024, we decided to wind down or sell certain of our U.S. craft businesses and related facilities. We recorded accelerated depreciation in excess of normal depreciation of $17.9 million and $93.6 million during the year ended December 31, 2025 and December 31, 2024, respectively. In addition, during the year ended December 31, 2024, we recognized a loss of $41.2 million related to the disposal of the sold businesses. Restructuring charges related to these actions are complete. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" for further information.
Items Affecting the EMEA&APAC Segment Results of Operations
Intangible Asset Impairment
During the third quarter of 2025, we recorded a partial impairment charge of $198.6 million related to the Staropramen family of brands indefinite-lived intangible asset within other operating income (expense), net in our consolidated statements of operations. See Part II—Item 8 Financial Statements and Supplementary Data, Note 17, "Other Operating Income (Expense), net" for further information.

Consolidated Results of Operations
The following table highlights summarized components of our consolidated statements of operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. See Part II—Item 8 Financial Statements and Supplementary Data, “Consolidated Statements of Operations” for additional details of our U.S. GAAP results comparing December 31, 2025 and December 31, 2024.

	For the years ended
	December 31, 2025	% Change	December 31, 2024	% Change	December 31, 2023
	(In millions, except percentages and per share data)
Net sales	$11,140.8	(4.2)%	$11,627.0	(0.6)%	$11,702.1
Cost of goods sold	(6,866.2)	(3.2)%	(7,093.6)	(3.3)%	(7,333.3)
Gross profit	4,274.6	(5.7)%	4,533.4	3.8%	4,368.8
Marketing, general and administrative expenses	(2,643.9)	(2.7)%	(2,717.5)	(2.2)%	(2,779.9)
Goodwill impairment	(3,645.7)	N/M	—	N/M	—
Other operating income (expense), net	(335.3)	412.7%	(65.4)	(59.8)%	(162.7)
Equity income (loss)	13.4	396.3%	2.7	(77.5)%	12.0
Operating income (loss)	(2,336.9)	N/M	1,753.2	21.9%	1,438.2
Total non-operating income (expense), net	(181.1)	(27.6)%	(250.2)	34.7%	(185.7)
Income (loss) before income taxes	(2,518.0)	N/M	1,503.0	20.0%	1,252.5
Income tax benefit (expense)	337.8	N/M	(345.3)	16.6%	(296.1)
Net income (loss)	(2,180.2)	N/M	1,157.7	21.0%	956.4
Net (income) loss attributable to noncontrolling interests	40.6	N/M	(35.3)	370.7%	(7.5)
Net income (loss) attributable to MCBC	$(2,139.6)	N/M	$1,122.4	18.3%	$948.9
Net income (loss) attributable to MCBC per diluted share	$(10.75)	N/M	$5.35	22.4%	$4.37

Financial volume in hectoliters	72.810	(8.6)%	79.618	(5.0)%	83.772
N/M = Not meaningful
Foreign currency impacts on results
For the year ended December 31, 2025, foreign currency movements had the following impacts on our USD consolidated results of operations:
•Net sales - Favorable impact of $77.6 million (favorable impact for EMEA&APAC of $99.0 million, partially offset by the unfavorable impact for Americas of $21.4 million).
•Cost of goods sold - Unfavorable impact of $50.1 million (unfavorable impact for EMEA&APAC of $63.6 million, partially offset by the favorable impact for Americas of $13.5 million).
•MG&A - Unfavorable impact of $15.3 million (unfavorable impact for EMEA&APAC of $22.5 million, partially offset by the favorable impact for Americas of $7.2 million).
•Other operating income (expense), net - Unfavorable impact of $15.6 million (unfavorable impact for EMEA&APAC and Americas of $15.5 million and $0.1 million, respectively).
•Income (loss) before income taxes - Unfavorable impact of $2.5 million (unfavorable impact for Unallocated of $3.8 million, partially offset by the favorable impact for EMEA&APAC of $1.3 million).
The impacts of foreign currency movements on our consolidated USD results described above for the year ended December 31, 2025, were primarily due to the weakening of the USD compared to the GBP, EUR and CZK, partially offset by the strengthening of the USD compared to the CAD.

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
Net sales
We utilize net sales per hectoliter, as well as the year over year changes in this metric, as a key metric for analyzing our results. This metric is calculated as net sales per our consolidated statements of operations divided by financial volume for the respective period. We believe this metric is important and useful for investors and management because it provides an indication of the trends of price and sales mix and other impacts on our net sales.
The following table highlights the drivers of the change in net sales for the year ended December 31, 2025, compared to December 31, 2024, (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(8.6)%	3.8%	0.6%	(4.2)%
Net sales decreased 4.2% for the year ended December 31, 2025, compared to prior year, driven by lower financial volume, partially offset by favorable price and sales mix and favorable foreign currency impacts.
Financial volume decreased 8.6% for the year ended December 31, 2025, compared to prior year, primarily due to lower shipments in both the Americas and EMEA&APAC segments as described in further detail in the “Segment Results of Operations” section below.
Price and sales mix favorably impacted net sales by 3.8% for the year ended December 31, 2025, primarily due to favorable sales mix and increased net pricing in both segments. Americas favorable sales mix was primarily driven by lower contract brewing volume and positive brand mix. Net sales per hectoliter increased 4.8%.
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
Cost of goods sold decreased 3.2% for the year ended December 31, 2025, compared to prior year, primarily due to lower financial volume, partially offset by higher cost of goods sold per hectoliter and the unfavorable foreign currency impact of $50.1 million. Cost of goods sold per hectoliter increased 5.8% for the year ended December 31, 2025, compared to prior year, primarily due to unfavorable mix driven by lower contract brewing volume in the Americas segment and premiumization, volume deleverage, cost inflation related to materials and manufacturing expenses including an approximate $35 million unfavorable impact to cost of goods sold attributable to Midwest Premium pricing as well as unfavorable foreign currency impact, partially offset by cost savings initiatives.
A discussion of currency impacts on cost of goods sold is included in the "Foreign currency impacts on results" section above.

Marketing, general and administrative expenses
MG&A expenses decreased 2.7% for the year ended December 31, 2025, compared to prior year, primarily due to lower short-term incentive compensation expense of approximately $70 million and lower marketing investment, partially offset by approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition which will be recoverable through net sales over the next 3 years which started in the second quarter of 2025 and costs incurred related to our global modernization ERP system implementation project.
A discussion of currency impacts on marketing, general and administrative expenses is included in the "Foreign currency impacts on results" section above.
Goodwill impairment
During the third quarter of 2025, we identified a triggering event that indicated it was more likely than not that the carrying value of the Americas reporting unit exceeded its fair value resulting in a $3,645.7 million partial goodwill impairment charge. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further information regarding the recorded impairment.
Other operating income (expense), net
Other operating expense, net declined $269.9 million for the year ended December 31, 2025, compared to prior year, primarily due to intangible asset impairments of $273.9 million, the cycling of a $77.9 million gain recognized upon the consolidation of ZOA in the fourth quarter of 2024 and restructuring charges of $28.7 million related to our Americas Restructuring Plan, partially offset by the cycling of a prior year loss on the decision to wind down or sell certain of our U.S. craft businesses.
A discussion of currency impacts on other operating income (expense), net is included in the "Foreign currency impacts on results" section above.
Total non-operating income (expense), net
Total non-operating expense, net improved 27.6% for the year ended December 31, 2025, compared to prior year, primarily due to the cycling of a prior year $45.8 million adjustment recorded to interest expense to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout, the cycling of a prior year settlement loss of $34.0 million recorded as a result of Canadian pension plan annuity purchases and a favorable $31.7 million unrealized fair value adjustment of the investment in Fevertree Drinks plc in the current year, partially offset by lower interest income, lower pension and OPEB non-service benefit and higher interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024.
Income tax benefit (expense)

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Effective tax rate	13%	23%	24%
Our effective tax rate decreased for the year ended December 31, 2025, compared to the prior year, primarily due to the impact of the $3,645.7 million partial goodwill impairment, a portion of which was not deductible for tax purposes. The decrease was also driven by the cycling of a $45.8 million increase in the mandatorily redeemable noncontrolling interest liability of CBPL to its final redemption value, which was recorded to interest expense in the third quarter of 2024 and was nondeductible for tax purposes. These decreases were offset in part by the cycling a $77.9 million nontaxable gain recognized upon the consolidation of ZOA in the fourth quarter of 2024.
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

On July 4, 2025, the OBBBA was enacted into law in the U.S. The OBBBA includes various provisions which permanently extend certain expiring provisions from the Tax Cuts and Jobs Act of 2017, many of which have different effective dates. Changes in the OBBBA include the accelerated tax recovery for certain capital investments and research and development expenditures, and changes to the business interest expense limitation. Additionally, the OBBBA includes changes to the taxation of foreign income for U.S.-domiciled businesses. While the OBBBA did not materially affect our effective tax rate for the year ended December 31, 2025, it reduced our cash tax payments by approximately $80 million. We are continuing to assess the potential impact of OBBBA changes that become effective after 2025 on our consolidated financial statements.
For a comprehensive view of the income taxes we pay globally, our total tax contribution (inclusive of both income and non‑income taxes), and our approach to being a responsible corporate tax citizen in all jurisdictions in which we operate, refer to Our Imprint Report available at www.molsoncoors.com/goals-and-reporting. Our total tax contribution may be affected by, among other factors, changes to existing tax laws or the enactment of new tax policies, regulations, guidance, or laws, as well as the final resolution of tax audits and any related litigation. The information provided on our website (or any other website referred to in this report) is not part of this report and is not incorporated by reference as part of this report.

Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 12, "Income Tax" for further discussion regarding our effective tax rate.
Net income (loss) attributable to noncontrolling interests
Net loss attributable to noncontrolling interests of $40.6 million declined $75.9 million for the year ended December 31, 2025, from income of $35.3 million in the prior year. The current year loss was primarily related to the allocation of the Americas reporting unit goodwill impairment and the Blue Run Spirits intangible asset impairment, partially offset by redemption value adjustments. The prior year income was driven by an increase in one of the noncontrolling interests to its redemption value.
Segment Results of Operations
Americas Segment

	For the years ended
	December 31, 2025	% Change	December 31, 2024	% Change	December 31, 2023
	(In millions, except percentages)
Net sales(1)	$8,712.8	(5.7)%	$9,240.2	(2.0)%	$9,425.2
Income (loss) before income taxes	$(2,343.6)	N/M	$1,523.3	(2.8)%	$1,566.7

Financial volume in hectoliters(1)(2)	53.507	(9.2)%	58.905	(5.7)%	62.491
N/M = Not meaningful
(1)Includes gross inter-segment sales and volume which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 2.852 million hectoliters, 2.550 million hectoliters and 2.683 million hectoliters for the years ended December 31, 2025, 2024 and 2023, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the year ended December 31, 2025, compared to December 31, 2024, (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(9.2)%	3.7%	(0.2)%	(5.7)%
Net sales decreased 5.7% for the year ended December 31, 2025, compared to prior year, driven by lower financial volume and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volumes decreased 9.2% for the year ended December 31, 2025, compared to prior year, primarily due to lower U.S. volume impacted by the macroeconomic environment resulting in industry softness as well as lower share performance and an approximate 3% impact from lower contract brewing volume resulting from the exit of contract brewing arrangements in the U.S. and Canada.

Price and sales mix favorably impacted net sales by 3.7%, for the year ended December 31, 2025, primarily due to favorable sales mix as a result of lower contract brewing volume and positive brand mix as well as increased net pricing. Net sales per hectoliter increased 3.8%.
A discussion of currency impacts on net sales is included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Loss before income taxes of $2,343.6 million decreased $3,866.9 million for the year ended December 31, 2025, compared to income before income taxes in the prior year, primarily due to a $3,645.7 million partial goodwill impairment charge, lower financial volume, cost inflation related to materials and manufacturing expenses including an approximate $35 million unfavorable impact attributable to Midwest Premium pricing, higher other operating expense, net and costs incurred related to our global modernization ERP system implementation project, partially offset by favorable mix, increased net pricing, cost savings initiatives, lower MG&A expenses driven by lower short-term incentive compensation expense of approximately $50 million and lower marketing investment as well as favorable unrealized fair value adjustment of the investment in Fevertree Drinks plc.
Higher other operating expense, net, was primarily due to the cycling of a $77.9 million gain recognized upon the consolidation of ZOA in the fourth quarter of 2024, a $75.3 million full impairment charge to our definite-lived intangible asset related to the Blue Run Spirits asset group and restructuring charges of $28.7 million related to our Americas Restructuring Plan, partially offset by cycling the wind down and sale of certain of our U.S. craft businesses and related restructuring costs.
A discussion of currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.
EMEA&APAC Segment

	For the years ended
	December 31, 2025	% Change	December 31, 2024	% Change	December 31, 2023
	(In millions, except percentages)
Net sales(1)	$2,455.7	1.8%	$2,411.1	5.0%	$2,296.1
Income (loss) before income taxes	$(13.1)	N/M	$145.3	N/M	$(41.1)

Financial volume in hectoliters(1)(2)	19.310	(6.8)%	20.722	(2.6)%	21.286
N/M = Not meaningful
(1)Includes gross inter-segment sales and volumes which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 1.224 million hectoliters, 1.185 million hectoliters and 0.935 million hectoliters for the years ended December 31, 2025, 2024 and 2023, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the year ended December 31, 2025, compared to December 31, 2024 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(6.8)%	4.5%	4.1%	1.8%
Net sales increased 1.8% for the year ended December 31, 2025, compared to prior year, driven by price and sales mix and favorable foreign currency impacts, partially offset by lower financial volume.
Financial volume decreased 6.8% for the year ended December 31, 2025, compared to prior year, primarily due to lower volume across all regions driven by soft market demand and a heightened competitive landscape.
Price and sales mix favorably impacted net sales by 4.5% for the year ended December 31, 2025, primarily due to premiumization, geographic mix and higher factored brand volume, as well as increased net pricing. Net sales per hectoliter increased 9.3%.
A discussion of currency impacts on net sales is included in the "Foreign currency impacts on results" section above.

Income (loss) before income taxes
Loss before income taxes of $13.1 million declined $158.4 million for the year ended December 31, 2025, compared to income before income taxes in the prior year, primarily due to the partial impairment charge of $198.6 million to the indefinite-lived intangible asset related to the Staropramen family of brands, lower financial volume and higher U.K. waste management fees as a result of the implementation of the Extended Producer Responsibility regulations, partially offset by lower MG&A expenses driven by lower incentive compensation expense of approximately $20 million and targeted cost reductions, the cycling of a prior year $45.8 million adjustment recorded to interest expense to increase our mandatorily redeemable NCI liability to the final redemption value related to the CBPL buyout and increased net pricing.
A discussion of currency impacts on income (loss) before income taxes is included in the "Foreign currency impacts on results" section above.
Unallocated Segment
We have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment. Meanwhile, all other components remain in Unallocated.

	For the years ended
	December 31, 2025	% Change	December 31, 2024	% Change	December 31, 2023
	(In millions, except percentages)
Cost of goods sold	$48.4	47.6%	$32.8	N/M	$(93.5)
Gross profit (loss)	48.4	47.6%	32.8	N/M	(93.5)
Operating income (loss)	48.4	47.6%	32.8	N/M	(93.5)
Total non-operating income (expense), net	(209.7)	5.7%	(198.4)	10.5%	(179.6)
Income (loss) before income taxes	$(161.3)	(2.6)%	$(165.6)	(39.4)%	$(273.1)
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the years ended December 31, 2025, 2024 and 2023. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part II—Item 8 Financial Statements and Supplementary Data, Note 10, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net increased 5.7% for the year ended December 31, 2025, compared to prior year, primarily due to lower pension and OPEB non-service benefit, lower interest income, higher interest expense as a result of the issuance of EUR 800 million 3.8% senior notes in the second quarter of 2024 as well as unfavorable foreign currency transactional impacts, partially offset by the cycling of a prior year settlement loss of $34.0 million recorded as a result of Canadian pension plan annuity purchases.
See Part II - Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further discussion of our pension and OPEB plans.

Liquidity and Capital Resources
Liquidity
Overview
Our primary sources of liquidity include cash provided by operating activities and access to external capital. We continue to monitor world events which may create credit or economic challenges that could adversely impact our net income (loss) or operating cash flows and our ability to obtain additional liquidity. We believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this report and our long-term liquidity requirements. We have upcoming debt maturities in 2026, as illustrated in the debt maturity schedule in the cash and cash equivalents section below. We are currently evaluating various alternatives with respect to these maturities, including the potential refinancing of all or a portion of the outstanding debt which may involve utilizing our amended and restated $2.0 billion multi-currency revolving credit facility. We have not made a decision at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other factors. There can be no assurance that such transactions, including a potential refinancing, will be pursued or completed on terms acceptable to the Company. We do not have any restrictions that prevent or limit our ability to declare or pay dividends.
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of December 31, 2025, approximately 57% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates could have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties repatriating cash held outside the U.S. on a timely basis and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with cash flows from operating activities within the U.S., are sufficient to fund our current cash needs in the U.S.
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
As of December 31, 2025, the senior notes and related guarantees ranked pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantors' capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for details of all debt issued and outstanding as of December 31, 2025.

The following summarized financial information relates to the Obligor Group as of December 31, 2025, on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Year ended December 31, 2025
(In millions)
Net sales, out of which:	$8,472.4
Intercompany sales to non-guarantor subsidiaries	$146.7
Gross profit, out of which:	$3,289.5
Intercompany net costs from non-guarantor subsidiaries	$(343.3)

Net interest expense, out of which:	$(225.9)
Intercompany net interest expense from non-guarantor subsidiaries	$(1.4)

Loss before income taxes	$(2,267.2)
Net loss	$(1,926.2)

As of December 31, 2025
(In millions)
Total current assets, out of which:	$1,861.3
Intercompany receivables from non-guarantor subsidiaries	$223.8
Total noncurrent assets, out of which:	$20,360.8
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,460.6

Total current liabilities, out of which:	$5,015.0
Current portion of long-term debt and short-term borrowings	$2,372.1
Intercompany payables due to non-guarantor subsidiaries	$797.5
Total noncurrent liabilities, out of which:	$6,339.3
Long-term debt	$3,834.3
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$29.4
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt is generally of a longer-term nature. See the debt maturity profile graph below or refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt" for further details of our debt maturity profile. However, our liquidity could be impacted significantly by the risk factors described in Part I—Item 1A. Risk Factors.
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,784.4 million for the year ended December 31, 2025, decreased $125.9 million from $1,910.3 million for the year ended December 31, 2024, primarily due to lower net income adjusted for non-cash items, a $60.6 million payment as final resolution of the Keystone litigation case and higher interest paid, partially offset by lower payments for prior year annual incentive compensation and lower income taxes paid including the approximate $80 million impact from the passage of the OBBBA in the U.S. and the favorable timing of working capital.
Cash Flows from Investing Activities
Net cash used in investing activities of $822.1 million for the year ended December 31, 2025, increased $174.1 million from $648.0 million for the year ended December 31, 2024. The increase in cash used in investing activities was primarily due to our investment in Fevertree Drinks plc of $88.1 million, higher capital expenditures as a result of the timing of capital projects and the acquisition of Fevertree USA, Inc., partially offset by cycling the net proceeds from the sale of the U.S. craft businesses in the prior year.

Cash Flows from Financing Activities
Net cash used in financing activities of $1,056.8 million for the year ended December 31, 2025, decreased $81.6 million from $1,138.4 million for the year ended December 31, 2024. The decrease in cash used in financing activities was primarily due to the prior year payment to acquire the noncontrolling interest in CBPL.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of December 31, 2025, we had total cash and cash equivalents of $896.5 million, compared to $969.3 million as of December 31, 2024. The decrease in cash and cash equivalents from December 31, 2024, was primarily due to capital expenditures, Class B common stock share repurchases, dividends paid, as well as our investment in Fevertree Drinks plc and the acquisition of Fevertree USA, Inc., partially offset by net cash provided by operating activities. See Part II—Item 8 Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows for additional detail.
The majority of our cash and cash equivalents are invested in a variety of highly liquid investments with original maturities of 90 days or less. These investments are viewed by management as low-risk investments on which there are little to no restrictions regarding our ability to access the underlying cash to fund our operations as necessary. While we have some investments in prime money market funds at times, these are classified as cash and cash equivalents; however, we continually monitor the need for reclassification under the SEC requirements for money market funds and the potential that the shares of such funds could have a net asset value of less than one dollar. We also utilize cash pooling arrangements to facilitate the access to cash across our geographies.
Working Capital
We actively manage our working capital to ensure we are able to meet our short-term obligations and to provide more favorable timing of cash inflows. These efforts include optimizing our inventory levels and managing our payment terms on accounts payable and accounts receivable.
Borrowings

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(in millions)
$2,364
$940
$1,100
$1,800
2026
2032
2042
2046
Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. On June 26, 2025, we amended our existing $2.0 billion multi-currency revolving credit facility to extend the maturity date from June 26, 2029 to June 26, 2030. As of December 31, 2025, we had $2.0 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility. As of December 31, 2025, we had no borrowings drawn on this amended and restated multi-currency revolving credit facility and no commercial paper borrowings.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated multi-currency revolving credit facility agreement, was 4.00x as of December 31, 2025, and December 31, 2024. As of December 31, 2025 and December 31, 2024, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2025, rank pari-passu.
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

Material Cash Requirements from Contractual and Other Obligations
A summary of our material cash requirements from our contractual and other obligations as of December 31, 2025, based on foreign exchange rates as of December 31, 2025, was as follows.

	Payments due by period
	Total	2026	2027-2028	2029-2030	2031 and thereafter
	(In millions)
Debt obligations excluding finance leases	$6,269.5	$2,424.7	$1.0	$2.2	$3,841.6
Interest payments on debt obligations	2,818.8	239.3	332.9	332.9	1,913.7
Finance leases	82.3	12.2	21.9	17.3	30.9
Retirement plan expenditures(1)	380.2	42.0	77.6	76.9	183.7
Operating leases	257.6	68.3	77.9	41.4	70.0
Other long-term obligations(2)	1,869.9	458.1	654.5	538.5	218.8
Total obligations	$11,678.3	$3,244.6	$1,165.8	$1,009.2	$6,258.7
See Part II—Item 8 Financial Statements and Supplementary Data, Note 9, "Debt," Note 8, "Leases," Note 11, "Employee Retirement Plans and Postretirement Benefits," Note 10, "Derivative Instruments and Hedging Activities," and Note 13, "Commitments and Contingencies" for additional information.
(1)Primarily represents expected benefit payments under our OPEB plans through 2035. The net underfunded liability as of December 31, 2025, of our defined benefit pension plans (excluding our overfunded plans) and OPEB plans was $34.1 million and $435.1 million, respectively. Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates, and thus, have been excluded from the above table.
(2)See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion of the majority of the other long-term obligations which includes supply and distribution and advertising and promotions commitments. The remaining balance relates to royalty payments, information technology services, derivative payments, pre-commencement leases and other commitments.
Other Commercial Commitments
Based on foreign exchange rates as of December 31, 2025, future commercial commitments were as follows:

	Amount of commitment expiration per period
	Total amounts committed	2026(1)	2027-2028	2029-2030	2031 and thereafter
	(In millions)
Standby letters of credit	$45.2	$43.4	$1.6	$—	$0.2
(1)Includes $10.7 million of letters of credit each of which contain a feature that automatically renews for an additional year if no cancellation notice is submitted. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion.
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
Capital Expenditures
We incurred $667.4 million and paid $716.6 million for capital improvement projects worldwide for the year ended December 31, 2025, excluding capital spending by equity method joint ventures, representing a decrease of $53.4 million from the $720.8 million of capital expenditures incurred in the year ended December 31, 2024. We continue to prioritize our planned capital expenditures with a focus on optimizing returns on invested capital.

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental matters, and indemnities associated with our sale of Kaiser to FEMSA. See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for discussion of off-balance sheet arrangements. As of December 31, 2025, we did not have any other material off-balance sheet arrangements.
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
Pension and Other Postretirement Benefits
Our defined benefit pension plans cover certain current and former employees in the U.S., Canada and the U.K. Benefit accruals for the majority of employees in our U.S. and U.K. plans are frozen and the plans are closed to new entrants. In the U.S., we also participate in, and make contributions to, multi-employer pension plans. Further, our OPEB plans provide medical benefits for retirees and their eligible dependents as well as life insurance and, in some cases, dental and vision coverage, for certain retirees in the U.S., Canada and Europe. The defined benefit pension plans are primarily funded, but all OPEB plans are unfunded. We also offer defined contribution plans in each of our segments.
Accounting for our pension and OPEB plans requires that we make assumptions that involve considerable judgment which are significant inputs in the actuarial models that measure our net pension and OPEB obligations and ultimately impact our earnings. These include the discount rate, long-term expected rate of return on assets, and plan asset fair value determination, which are important assumptions used in determining the plans' funded status and annual net periodic pension and OPEB costs. Further assumptions include inflation considerations and health care cost trends. We evaluate these critical assumptions at least annually on a plan and country-specific basis. We also, with the help of actuaries, periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our net pension and postretirement benefit obligations and related expense. The following discussion focuses on assumptions that are deemed to have the most material impact on our pension and OPEB liabilities and net periodic benefit cost.
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
As of December 31, 2025, on a weighted-average basis, the discount rates used were 5.31% for our defined benefit pension plans and 4.95% for our OPEB plans. The change from the weighted-average discount rates of 5.41% for our defined benefit pension plans and 5.15% for our OPEB plans as of December 31, 2024, was primarily due to a decrease in corporate bond yields using December 31, 2025 market data for our U.S. plans.

A 50 basis point change in our discount rate assumptions would have had the following effects on the benefit obligation balances as of December 31, 2025, for our pension and OPEB plans:

	Decrease in discount rate	Increase in discount rate
	(In millions)
Increase (decrease) impact to benefit obligation as of December 31, 2025
Pension obligation	$116.3	$(106.7)
OPEB obligation	17.2	(16.0)
Total impact to the benefit obligation	$133.5	$(122.7)
Our U.K. pension plan includes benefits linked to inflation. The above sensitivity analysis does not consider the implications to inflation resulting from the above contemplated discount rate changes. This sensitivity holds all other assumptions constant.
Long-Term Expected Rate of Return on Assets
The long-term expected return on assets is used to estimate the actual return that will occur on each individual funded plan's respective plan assets in the upcoming year. We determine each plan's EROA with substantial input from independent investment specialists, including our actuaries and our outsourced investment consultants. In developing each plan's EROA, we consider current and expected asset allocations, historical market rates as well as historical and expected returns on each plan's individual asset classes. In developing future return expectations for each of our plan's assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. The calculation includes inputs for interest, inflation, credit and risk premium (active investment management) rates and fees paid to service providers. Based on the above factors and expected asset allocations, we have assumed, on a weighted-average basis, an EROA of 6.05% for our defined benefit pension plan assets for cost recognition in 2026. This was an increase from the weighted-average rate of 5.70% we assumed for 2025, primarily due to updated investment guidelines and target asset allocations. We believe that our EROA assumptions are appropriate; however, significant changes in our assumptions or actual returns that differ significantly from estimated returns may materially affect our net periodic pension costs.
A 50 basis point change in our EROA assumptions made at the beginning of 2025 would have had the following effects on 2025 net periodic pension and postretirement benefit costs.

	Decrease in EROA	Increase in EROA
	(In millions)
Favorable (unfavorable) impact to the 2025 net periodic pension and postretirement benefit cost	$(11.7)	$11.7
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
Health Care Cost Trend Rates
The health care cost trend rates represent the rates at which health care costs are assumed to increase and are based on actuarial input and consideration of historical and expected experience. We use these trends as a significant assumption in determining our postretirement benefit obligation and related costs. Changes in our projections of future health care costs due to general economic conditions and those specific to health care will impact this trend rate. An increase in the trend rate would increase our obligation and expense of our postretirement health care plan. We believe that our health care cost trend rate assumptions are appropriate; however, significant changes in our assumptions may materially affect our postretirement benefit obligations and related costs. As of December 31, 2025, the health care trend rates used were ranging ratably from 7.50% in 2026 to 3.57% in 2040, which was an increase from our assumed health care trend rates ranging ratably from 7.00% in 2025 to 3.57% in 2040 as of December 31, 2024. See Part II—Item 8 Financial Statements and Supplementary Data, Note 11, "Employee Retirement Plans and Postretirement Benefits" for further information.

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
See Part II—Item 8 Financial Statements and Supplementary Data, Note 13, "Commitments and Contingencies" for a discussion of our contingencies, environmental and litigation reserves as of December 31, 2025.
Goodwill and Intangible Asset Valuation
We evaluate the carrying value of our goodwill and indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. Our annual impairment test of goodwill and indefinite-lived intangible assets is performed as of October 1, the first day of the last fiscal quarter. We evaluate our other definite-lived intangible assets for impairment when evidence exists that certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. As of December 31, 2025, the carrying values of goodwill and intangible assets were approximately $1.9 billion and $12.0 billion, respectively, with the goodwill balance entirely attributable to the Americas reporting unit.
We have the option of using a quantitative or qualitative approach for our annual impairment testing of goodwill and indefinite-lived intangible assets. When utilizing a quantitative impairment testing approach, we use a combination of discounted cash flow analyses and market approaches to determine the fair value of each of our reporting units and an excess earnings approach to determine the fair values of our indefinite-lived brand intangible assets. Our discounted cash flow projections include significant assumptions for growth rates for sales and associated costs of goods sold, which are based on various long-range financial and operational plans of each reporting unit or each indefinite-lived intangible asset, along with terminal growth rates. Additionally, discount rates used in our goodwill analysis are based on weighted-average cost of capital, driven by the prevailing interest rates in geographies where these businesses operate, as well as the credit ratings, financing abilities and opportunities of each reporting unit, among other factors. Discount rates for the indefinite-lived intangible analysis by brand largely reflect the rates supporting the overall reporting unit valuation but may differ to adjust for country or market specific risk associated with a particular brand, among other factors. Our market-based valuations utilize earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates. The key assumptions used to derive the estimated fair values of our reporting units and indefinite-lived intangible assets represent Level 3 measurements.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives, including prioritizing our investments to strengthen our core and value beer portfolios and to transform our above premium beer and beyond beer portfolios or an increase in costs driven by inflation or other factors that could significantly impact our immediate and long range results, prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, changes in trends and consumer preferences within the industry towards other brands or product categories, unfavorable working capital changes or an inability to successfully implement our cost savings initiatives, (ii) adverse changes in macroeconomic conditions that significantly differ from our assumptions in timing and/or degree (such as a recession or evolving beer industry), (iii) significant unfavorable changes in tax rates, (iv) volatility in the equity and debt markets or other country-specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples; and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.

If actual performance results differ significantly from our projections or we experience significant fluctuations in our other assumptions, a material impairment loss may occur in the future. See Part II—Item 8 Financial Statements and Supplementary Data, Note 6, "Goodwill and Intangible Assets" for further discussion and presentation of these amounts.
Goodwill
During the third quarter of 2025, as we began updating our long-range planning based on current year results to date and industry conditions, we identified a triggering event that indicated it was more likely than not that the carrying value of the Americas reporting unit exceeded its fair value. An impairment test was completed as of August 31, 2025, using a combination of a discounted cash flow analysis and market approach and it was concluded that the carrying value of the Americas reporting unit was in excess of its fair value such that a partial goodwill impairment loss of $3,645.7 million was recorded in the consolidated statements of operations. Due to the partial impairment charge, the Americas reporting unit is still considered to be at a heightened risk of future impairment. The triggering event was due to lower current year and future forecasted results which were driven by declines in the beer industry, market share losses and higher than expected costs in the U.S. combined with a higher discount rate and lower market multiples.
We utilized independent valuation specialists and industry accepted valuation models in calculating the fair value of the Americas reporting unit as of August 31, 2025. The key assumptions used to derive the estimated fair value of the Americas reporting unit, which included the internal cash flow projections based on our updated long-range plans and the discount rate, represented Level 3 measurements. Our discounted cash flow projections included assumptions for growth rates for sales and associated costs of goods sold, which were based on various long-range financial and operational plans, along with terminal growth rates. Additionally, the discount rate used in our analysis was based on the weighted-average cost of capital, driven by the prevailing interest rates and financing abilities as well as the identified risks and opportunities of the reporting unit. The increase in the discount rate compared to the prior year annual test was partially due to the additional risk premium assessed on the reporting unit based on the current industry environment.
Current projections used for the Americas reporting unit testing reflected our focus on building a portfolio of strong and scalable brands in both beer and beyond beer, which entails prioritizing our investments to strengthen our core and value beer portfolios and to transform our above premium beer and beyond beer portfolios. While progress has been made, continued focus is required to deliver on our objectives. Therefore, the growth targets included in management's forecasted future cash flows were inherently at risk given that the strategies are still in progress. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions, market multiples and discount rates that could negatively impact future analyses, including the impacts of cost inflation and tariffs, increases to interest rates and other external industry factors impacting our business.
Due to the proximity of the goodwill impairment test completed during the third quarter of 2025 to our annual testing date of October 1, 2025, we completed our required annual goodwill impairment testing using a qualitative approach and concluded that the fair value of the Americas reporting unit was more likely than not in excess of its carrying value and, therefore, no additional goodwill impairment charge was recorded. However, due to the partial impairment charge recognized in the third quarter of 2025, and the fact that the Americas reporting unit's fair value exceeds its carrying value by less than 15%, the Americas reporting unit continues to be at a heightened risk of future impairment.
Indefinite-Lived Intangible Assets
During the third quarter of 2025, as we began updating our long-range planning based on current year results to date and the current challenging industry environment in the relevant markets, we identified a triggering event for the Staropramen family of brands in the EMEA&APAC segment. The triggering event was driven by softer than expected current year and future forecasted results in certain of the key markets where the Staropramen family of brands is sold. We completed an impairment test using a discounted cash flow approach as of August 31, 2025 and concluded that the carrying value of the Staropramen family of brands was in excess of its fair value such that a partial impairment loss of $198.6 million was recorded within other operating income (expense), net in the consolidated statements of operations. After the impairment charge, the carrying value of the Staropramen family of brands was $257.1 million. The decline in the fair value of the Staropramen family of brands during the current year was impacted by reductions in management forecasts due to lower than expected brand results in 2025 driven by soft market demand and a heightened competitive landscape across key markets, resulting in a more modest growth trajectory than in previous assumptions. In conjunction with the impairment review of the Staropramen family of brands, we also reassessed the brand's indefinite-life classification and determined that the impaired brand has characteristics that have evolved and which now indicate a definite-life is more appropriate, including prolonged weakness in consumer demand driven by increased economic and competitive pressures. These factors have resulted in continued declines in performance and these pressures are expected to continue into the future. Therefore, we reclassified the Staropramen family of brands to a definite-lived intangible asset with a useful life of 50 years effective August 31, 2025.

We utilized Level 3 fair value measurements in our impairment analysis of the Staropramen family of brands indefinite-lived intangible asset. We utilized independent valuation specialists in calculating the fair value of the Staropramen family of brands using the excess earnings approach. The future cash flows used in the analyses were based on internal cash flow projections related to our long-range plans and included significant assumptions for growth rates for sales and associated costs of goods sold. The discount rate utilized for the Staropramen family of brands was a key assumption and was based on the weighted-average cost of capital, driven by the prevailing interest rates and financing abilities of the geographies in which the family of brands are sold as well as the identified risks and opportunities of the brands for each geography.
The fair values of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S. and the Carling brands in the U.K. are sufficiently in excess of their respective carrying values as of the October 1, 2025 annual testing date, with each having over 15% cushion of fair value over book value. We utilized Level 3 fair value measurements in our impairment analyses of our indefinite-lived intangible assets. An excess earnings approach is used to determine the fair values of these assets as of the testing date. The future cash flows used in the analyses are based on internal cash flow projections utilizing our long range plans and include significant assumptions by management. As of the October 1, 2025 annual testing date, a 50 basis point increase in our discount rate assumptions would not have resulted in an impairment of any of our indefinite-lived intangible assets.
Definite-Lived Intangible Assets and Other Long-Lived Assets
We continuously monitor the performance of our definite-lived intangible assets and other long-lived assets for potential triggering events suggesting an impairment review should be performed or useful lives should be re-assessed. During the third quarter of 2025, as we began updating our long-range planning based on current year results to date, we identified a triggering event for the Blue Run Spirits asset group in the Americas segment, due to softer current year and future forecasted results primarily driven by a challenging macroeconomic environment for full strength spirits, resulting in lower sales. The asset group did not pass the recoverability test and the carrying value was determined to exceed its fair value resulting in the full impairment of the definite-lived intangible brand of $75.3 million as of August 31, 2025, which was recorded within other operating income (expense), net in the consolidated statement of operations. The asset group was measured at fair value primarily using a discounted cash flow approach and utilized Level 3 fair value measurements.
Additionally, during 2024, due to a reduction in forecasted cash flows associated with one of our asset groups, we identified a triggering event and performed a recoverability test for the long-lived assets at the asset group level but concluded that the recoverability test passed and no impairment was recorded. No other material triggering events were identified in either 2025 or 2024 related to our definite-lived intangible assets or other long-lived assets.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of our global operations, we are exposed to market risks associated with volatile interest rates, foreign currency exchange fluctuations and commodity price risks. To manage our exposure to these market risks, we enter into certain supplier-based and market-based hedging transactions. Such transactions are allowed under our risk management policy and are monitored closely with clear controls around the activities. Our market-based transactions include a variety of derivative financial instruments, none of which are used for trading or speculative purposes. The counterparties to these market-based transactions are generally highly rated institutions. Our objective is to manage our exposures and to decrease the volatility of our earnings and cash flows as a result of changes in underlying rates and prices.
Interest Rate Risk
We are exposed to volatility in interest rates with regard to our current and future debt offerings. Specifically, we are exposed to U.S. Department of Treasury rates, Canadian government rates and SOFR, or any such alternatives like SONIA or EURIBOR, for example. We may, from time to time, enter into interest rate swaps on our current debt obligations as our hedging strategy is to achieve our desired fixed-to-floating rate debt profile such that we manage the volatility in earnings as well as the cost of funding our operations. Further, we may enter into forward starting interest rate swaps to manage our exposure to the volatility of interest rates associated with future interest payments on a forecasted debt issuance.
In May 2023, we amended our 2026 forward starting interest rate swaps to replace LIBOR with SOFR. Subsequent to this transition, we are no longer exposed to LIBOR. The following table presents our fixed rate debt and forward starting interest rate swaps as well as the impact of an absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of December 31, 2025 and December 31, 2024. See Part II - Item 8. Financial Statements and Supplementary Data, Note 9. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
USD denominated fixed rate notes	$4,900.0	$4,900.0	$(4,539.0)	$(4,484.4)	$(328.7)	$(355.3)
Foreign currency denominated fixed rate notes	$1,304.0	$1,175.9	$(1,340.9)	$(1,212.8)	$(59.4)	$(63.3)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$83.7	$96.3	$(81.4)	$(75.1)
Foreign Exchange Risk
Foreign currency exchange risk is inherent in our operations, primarily due to operating results that are denominated in currencies other than the USD. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to foreign currency fluctuations. Our financial risk management policy is intended to mitigate a portion of the potentially unfavorable impact of exchange rates on our earnings and cash flows.
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

Approximately $3.7 billion, or 33%, of our net sales were denominated in functional currencies other than the USD for the year ended December 31, 2025. As a result, fluctuations in foreign currency exchange rates, particularly the CAD and the GBP, may have a material impact on our reported results. For the year ended December 31, 2025, net sales denominated in GBP and CAD approximated $1.5 billion and $1.2 billion, for each respective currency.
We manage our foreign currency exposures through foreign currency forward contracts and net investment hedges. Our EUR foreign-denominated debt is designated as a net investment hedge of our investment in a EUR functional currency subsidiary in order to hedge a portion of the foreign currency translational impacts. Accordingly, the changes in fair value of the net investment hedge due to the fluctuations in the spot rate are recorded to AOCI until a liquidation or deconsolidation event at which point the accumulated gains and losses will be reclassified into earnings. Our foreign currency forward contracts manage our exposure related to certain royalty agreements, the purchase of production inputs and imports that are denominated in currencies other than the entity's functional currency and other foreign currency exchange exposure.
The following table includes details of our foreign currency denominated fixed rate debt. The table also presents details of our foreign currency forwards, which are used to hedge our foreign exchange rate risk, as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on the fair value of our foreign currency denominated fixed rate debt and our foreign currency forwards. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2025 and December 31, 2024. As of December 31, 2025, approximately 80% of our outstanding foreign currency forwards mature in 2026 and 20% mature in 2027.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
Foreign currency denominated fixed rate debt	$1,304.0	$1,175.9	$(1,340.9)	$(1,212.8)	$(140.9)	$(113.6)
Foreign currency forwards	$104.9	$196.2	$0.4	$10.6	$(11.4)	$(20.1)
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
The following table includes details of our commodity swaps used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. The following table excludes our commodity options because we have offsetting buy and sell positions. Notional amounts and fair values are presented in USD based on the applicable exchange rate as of December 31, 2025 and December 31, 2024. As of December 31, 2025, approximately 81% of commodity swaps mature in 2026, 18% mature in 2027 and 1% mature in 2028.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024	As of December 31, 2025	As of December 31, 2024
Swaps	$442.1	$376.4	$52.1	$3.7	$(46.9)	$(36.3)

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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its assessment, management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.
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

/s/ RAHUL GOYAL	/s/ TRACEY I. JOUBERT
Rahul Goyal	Tracey I. Joubert
President & Chief Executive Officer	Chief Financial Officer
Molson Coors Beverage Company	Molson Coors Beverage Company
February 18, 2026	February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Molson Coors Beverage Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Molson Coors Beverage Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and noncontrolling interests, and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(c) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessment - Americas Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company's goodwill balance as of December 31, 2025 was $1,944.7 million and is related solely to the Americas reporting unit. Management evaluates the carrying value of goodwill at the reporting unit level for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. The Company’s annual test is performed as of the first day of the fiscal fourth quarter. The evaluation involves comparing the reporting unit’s fair value to its carrying value. During the third quarter of 2025, management identified a triggering event that indicated it was more likely than not that the carrying value of the Americas reporting unit exceeded its fair value. If the fair value exceeds its respective carrying value, then management would conclude that no impairment has occurred. If the carrying value exceeds its fair value, management would recognize an impairment loss in an amount equal to the excess up to the total amount of goodwill allocated to that reporting unit. An impairment test was completed as of August 31, 2025, using a combination of a discounted cash flow analysis and market approach and management concluded that the carrying value of the Americas reporting unit was in excess of its fair value such that a partial goodwill impairment loss of $3,645.7 million was recorded. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As disclosed by management, discounted cash flow projections include assumptions for growth rates for sales and associated costs of goods sold, along with terminal growth rates. Additionally, the discount rate used in the analysis was based on the weighted-average cost of capital. The fair value determinations are also sensitive to changes in market multiples.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment for the Americas reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Americas reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the weighted-average cost of capital, market multiples, terminal growth rate, growth rates for sales and growth rates for costs of goods sold; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Americas reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Americas reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the weighted-average cost of capital, market multiples, terminal growth rate, growth rates for sales and growth rates for costs of goods sold. Evaluating management's assumptions related to growth rates for sales and growth rates for costs of goods sold involved evaluating whether the significant assumptions used were reasonable considering (i) the current and past performance of the Americas reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis and market approach and (ii) the reasonableness of the weighted-average cost of capital, market multiples, and terminal growth rate assumptions.

Interim Intangible Impairment Assessment - Staropramen family of brands (EMEA&APAC)
As described in Notes 1 and 6 to the consolidated financial statements, management evaluates the carrying value of indefinite-lived intangible assets for impairment at least annually or when an interim triggering event occurs that may indicate potential impairment. The Company's annual test is performed as of the first day of the fiscal fourth quarter. The evaluation involves comparing the indefinite-lived intangible asset's fair value to its carrying value. During the third quarter of 2025, management identified a triggering event for the Staropramen family of brands in the EMEA&APAC segment. If the fair value exceeds its respective carrying value, then management would conclude that no impairment has occurred. If the carrying value exceeds its fair value, management would recognize an impairment loss in an amount equal to the excess up to the total balance of the respective indefinite-lived intangible asset. Management completed an impairment test using a discounted cash flow approach (excess earnings approach) as of August 31, 2025, and concluded that the carrying value of the Staropramen family of brands was in excess of its fair value such that a partial impairment loss of $198.6 million was recorded. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As disclosed by management, the Company's discounted cash flow projections include assumptions for growth rates for sales and associated costs of goods sold, along with terminal growth rates. Additionally, the discount rate utilized for the Staropramen family of brands was a key assumption and was based on the weighted-average cost of capital. In conjunction with the impairment review of the Staropramen family of brands, management also reassessed the brand's indefinite-life classification and determined that the impaired brand has characteristics that have evolved and which now indicate a definite-life. The Company's definite lived intangible asset brands balance was $3,228.6 million as of December 31, 2025, a portion of which related to the Staropramen family of brands in the EMEA&APAC segment.
The principal considerations for our determination that performing procedures relating to the interim intangible impairment assessment for the Staropramen family of brands in EMEA&APAC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intangible asset for the Staropramen family of brands; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the weighted-average cost of capital, growth rates for sales and growth rates for costs of goods sold; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's indefinite-lived intangible impairment assessment, including controls over the valuation of the Staropramen family of brands. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the intangible asset for the Staropramen family of brands; (ii) evaluating the appropriateness of the excess earnings approach used by management; (iii) testing the completeness and accuracy of underlying data used in the excess earnings approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the weighted-average cost of capital, growth rates for sales and growth rates for costs of goods sold. Evaluating management's assumptions related to growth rates for sales and growth rates for costs of goods sold involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Staropramen family of brands; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings approach and (ii) the reasonableness of the weighted-average cost of capital assumption.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 18, 2026

We have served as the Company’s auditor since 1974.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Sales	$13,040.3	$13,734.3	$13,884.6
Excise taxes	(1,899.5)	(2,107.3)	(2,182.5)
Net sales	11,140.8	11,627.0	11,702.1
Cost of goods sold	(6,866.2)	(7,093.6)	(7,333.3)
Gross profit	4,274.6	4,533.4	4,368.8
Marketing, general and administrative expenses	(2,643.9)	(2,717.5)	(2,779.9)
Goodwill impairment	(3,645.7)	—	—
Other operating income (expense), net	(335.3)	(65.4)	(162.7)
Equity income (loss)	13.4	2.7	12.0
Operating income (loss)	(2,336.9)	1,753.2	1,438.2
Interest expense	(247.9)	(282.7)	(234.0)
Interest income	20.6	35.4	25.4
Other pension and postretirement benefit (cost), net	14.4	(5.0)	10.2
Other non-operating income (expense), net	31.8	2.1	12.7
Total non-operating income (expense), net	(181.1)	(250.2)	(185.7)
Income (loss) before income taxes	(2,518.0)	1,503.0	1,252.5
Income tax benefit (expense)	337.8	(345.3)	(296.1)
Net income (loss)	(2,180.2)	1,157.7	956.4
Net (income) loss attributable to noncontrolling interests	40.6	(35.3)	(7.5)
Net income (loss) attributable to Molson Coors Beverage Company	$(2,139.6)	$1,122.4	$948.9

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$(10.75)	$5.38	$4.39
Diluted	$(10.75)	$5.35	$4.37

Weighted-average shares outstanding
Basic	199.1	208.8	216.0
Dilutive effect of share-based awards	—	1.1	1.3
Diluted	199.1	209.9	217.3

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net income (loss) including noncontrolling interests	$(2,180.2)	$1,157.7	$956.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	290.4	(306.1)	98.7
Cumulative translation adjustment reclassified from other comprehensive income (loss)	—	—	(0.6)
Unrealized gain (loss) recognized on derivative instruments	(14.6)	53.2	(2.5)
Derivative instrument activity reclassified from other comprehensive income (loss)	(0.8)	(0.2)	0.9
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	21.1	(7.3)	(6.4)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	(5.5)	17.6	(11.2)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	1.2	(0.4)	11.2
Total other comprehensive income (loss), net of tax	291.8	(243.2)	90.1
Comprehensive income (loss)	(1,888.4)	914.5	1,046.5
Comprehensive (income) loss attributable to noncontrolling interests	39.6	(34.7)	(8.4)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$(1,848.8)	$879.8	$1,038.1

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$896.5	$969.3
Trade receivables, net	703.0	693.1
Other receivables, net	187.3	149.8
Inventories, net	715.9	727.8
Other current assets, net	432.8	308.4
Total current assets	2,935.5	2,848.4
Property, plant and equipment, net	4,768.7	4,460.4
Goodwill	1,944.7	5,582.3
Other intangibles, net	11,991.1	12,195.2
Other assets	1,098.4	978.0
Total assets	$22,738.4	$26,064.3
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,876.7	$3,013.0
Current portion of long-term debt and short-term borrowings	2,434.1	32.2
Total current liabilities	5,310.8	3,045.2
Long-term debt	3,865.4	6,113.9
Pension and postretirement benefits	427.1	416.7
Deferred tax liabilities	2,284.7	2,733.4
Other liabilities	307.7	302.4
Total liabilities	12,195.7	12,611.6
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	115.6	168.5
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 216.1 shares and 215.5 shares, respectively)	2.2	2.1
Class A exchangeable shares, no par value (issued: 2.7 shares and 2.7 shares, respectively)	100.8	100.8
Class B exchangeable shares, no par value (issued: 7.1 shares and 7.2 shares, respectively)	266.9	271.1
Paid-in capital	7,247.2	7,223.6
Retained earnings	5,723.7	8,238.0
Accumulated other comprehensive income (loss)	(1,071.6)	(1,362.4)
Class B common stock held in treasury at cost (37.7 shares and 24.8 shares, respectively)	(2,038.9)	(1,380.8)
Total Molson Coors Beverage Company stockholders' equity	10,230.3	13,092.4
Noncontrolling interests	196.8	191.8
Total equity	10,427.1	13,284.2
Total liabilities and equity	$22,738.4	$26,064.3
See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$(2,180.2)	$1,157.7	$956.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	711.3	759.4	682.8
Amortization of cloud computing arrangements	14.4	11.3	7.9
Amortization of debt issuance costs and discounts	5.1	5.3	5.7
Interest expense related to mandatorily redeemable noncontrolling interest	—	46.5	—
Share-based compensation	35.0	43.1	44.9
Goodwill impairment	3,645.7	—	—
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	262.6	51.8	181.9
Unrealized (gain) loss on foreign currency fluctuations and derivative instruments, net	(81.7)	(28.7)	88.3
Equity (income) loss	(13.4)	(2.7)	(12.0)
Income tax (benefit) expense	(337.8)	345.3	296.1
Income tax (paid) received	(131.4)	(227.1)	(244.8)
Interest expense, excluding amortization of debt issuance costs and discounts and mandatorily redeemable noncontrolling interest	242.8	230.9	228.3
Interest paid	(240.7)	(216.0)	(229.0)
Other non-cash items, net	(0.6)	(77.1)	—
Change in current assets and liabilities (net of impact of business combinations) and other
Receivables	48.3	39.6	(0.7)
Inventories	65.2	55.1	21.7
Payables and other current liabilities	(285.4)	(234.4)	50.2
Other assets and other liabilities	25.2	(49.7)	1.3
Net cash provided by (used in) operating activities	1,784.4	1,910.3	2,079.0
Cash flows from investing activities
Additions to property, plant and equipment	(716.6)	(674.1)	(671.5)
Proceeds from sales of property, plant, equipment and other assets	15.8	24.5	10.9
Acquisition of business, net of cash acquired	(22.3)	(8.6)	(63.7)
Other, net	(99.0)	10.2	(117.4)
Net cash provided by (used in) investing activities	(822.1)	(648.0)	(841.7)
Cash flows from financing activities
Dividends paid	(376.3)	(369.2)	(354.7)
Payments for purchases of treasury stock	(647.9)	(643.4)	(205.8)
Payments on debt and borrowings	(12.8)	(883.8)	(404.8)
Proceeds on debt and borrowings	—	863.7	7.0
Other, net	(19.8)	(105.7)	(23.1)
Net cash provided by (used in) financing activities	(1,056.8)	(1,138.4)	(981.4)
Effect of foreign exchange rate changes on cash and cash equivalents	21.7	(23.5)	13.0
Net increase (decrease) in cash and cash equivalents	(72.8)	100.4	268.9
Balance at beginning of year	969.3	868.9	600.0
Balance at end of year	$896.5	$969.3	$868.9
See notes to consolidated financial statements. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for supplementary cash flow data.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
Balance as of December 31, 2022	$12,915.2	$—	$2.1	$102.2	$413.3	$7,006.4	$6,894.1	$(1,205.5)	$(522.9)	$225.5
Exchange of shares	—	—	—	(1.4)	(61.0)	62.4	—	—	—	—
Shares issued under equity compensation plan	0.2	—	—	—	—	0.2	—	—	—	—
Amortization of share-based compensation	44.9	—	—	—	—	44.9	—	—	—	—
Purchase of noncontrolling interest	(8.5)	—	—	—	—	(5.5)	—	—	—	(3.0)
Deconsolidation of VIE	(8.8)	—	—	—	—	—	—	—	—	(8.8)
Net income (loss) including noncontrolling interests	957.1	—	—	—	—	—	948.9	—	—	8.2
Other comprehensive income (loss), net of tax	90.1	—	—	—	—	—	—	89.2	—	0.9
Share repurchase program	(212.7)	—	—	—	—	—	—	—	(212.7)	—
Contributions from noncontrolling interests	2.4	—	—	—	—	—	—	—	—	2.4
Distributions and dividends to noncontrolling interests	(14.0)	—	—	—	—	—	—	—	—	(14.0)
Dividends declared	(358.7)	—	—	—	—	—	(358.7)	—	—	—
Balance as of December 31, 2023	$13,407.2	$—	$2.1	$100.8	$352.3	$7,108.4	$7,484.3	$(1,116.3)	$(735.6)	$211.2
Exchange of shares	—	—	—	—	(81.2)	81.2	—	—	—	—
Shares issued under equity compensation plan	(9.8)	—	—	—	—	(9.8)	—	—	—	—
Amortization of share-based compensation	43.1	—	—	—	—	43.1	—	—	—	—
Purchase of noncontrolling interest	0.5	—	—	—	—	0.7	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	1,163.2	—	—	—	—	—	1,122.4	—	—	40.8
Other comprehensive income (loss), net of tax	(242.9)	—	—	—	—	—	—	(242.6)	—	(0.3)
Share repurchase program	(645.2)	—	—	—	—	—	—	—	(645.2)	—
Contributions from noncontrolling interests	5.2	—	—	—	—	—	—	—	—	5.2
Distributions and dividends to noncontrolling interests	(3.1)	—	—	—	—	—	—	—	—	(3.1)
Reclassification of mandatorily redeemable noncontrolling interest to accounts payable and other current liabilities	(49.2)	—	—	—	—	—	—	(3.5)	—	(45.7)
Reclassification of noncontrolling interests to redeemable noncontrolling interests	(16.1)	—	—	—	—	—	—	—	—	(16.1)
Dividends declared	(368.7)	—	—	—	—	—	(368.7)	—	—	—

		Molson Coors Beverage Company Stockholders' Equity
		Common stock		Exchangeable				Accumulated other	Common Stock held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
Balance as of December 31, 2024	$13,284.2	$—	$2.1	$100.8	$271.1	$7,223.6	$8,238.0	$(1,362.4)	$(1,380.8)	$191.8
Exchange of shares	—	—	—	—	(4.2)	4.2	—	—		—
Shares issued under equity compensation plan	(15.1)	—	0.1	—		(15.2)	—	—	—	—
Amortization of share-based compensation	35.0	—	—	—		35.0	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—		—	—	—	—	(0.2)
Net income (loss) including noncontrolling interests	(2,125.0)	—	—	—	—	—	(2,139.6)	—	—	14.6
Other comprehensive income (loss), net of tax	291.4	—	—	—	—	—	—	290.8	—	0.6
Redeemable noncontrolling interest redemption value adjustment	(0.4)	—	—	—	—	(0.4)	—	—	—	—
Share repurchase program	(658.1)	—	—	—	—	—	—	—	(658.1)	—
Distributions and dividends to noncontrolling interests	(10.0)	—	—	—	—	—	—	—	—	(10.0)
Dividends declared	(374.7)	—	—	—	—	—	(374.7)	—	—	—
Balance as of December 31, 2025	$10,427.1	$—	$2.2	$100.8	$266.9	$7,247.2	$5,723.7	$(1,071.6)	$(2,038.9)	$196.8
(1) All activity included in the noncontrolling interests column of the consolidated statements of stockholders' equity and noncontrolling interests excludes activity from redeemable noncontrolling interests.

See notes to consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within its reporting segments. Our reporting segments include the Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in Latin America. Our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, the Republic of Ireland, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior periods. 2025, 2024 and 2023 refers to the twelve months ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Our primary operating currencies, other than the USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, RON and RSD.
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
Chief Executive Officer Succession
On April 12, 2025, Gavin D.K. Hattersley, the then President and CEO of our Company and a then member of the Board, informed our Company and the Board that he intended to retire from our Company and as a member of the Board, in each case, by December 31, 2025.
On September 19, 2025, the Board appointed Rahul Goyal as our Company’s President and CEO and member of the Board effective, in each case, as of October 1, 2025, following the transition of Gavin D.K. Hattersley from those same positions immediately prior to such appointments. Gavin D.K. Hattersley remained employed by our Company in an advisory role to assist in the transition until his retirement on December 31, 2025.
Americas Restructuring Plan
On October 20, 2025, we announced an Americas Restructuring Plan designed to create a leaner, more agile Americas segment while advancing our ability to reinvest in the business and position our Company for future growth. The plan resulted in charges of $28.7 million, primarily related to severance payments and post-employment benefits, recorded to other operating income (expense), net in our consolidated statements of operations during the year ended December 31, 2025. The remaining charges, predominantly employee-related charges, for the Americas Restructuring Plan are expected to be recorded during the year ended December 31, 2026 and total restructuring charges are expected to be at the low end of the previously communicated range of $35 million to $50 million at approximately $35 million.
Acquisitions and Buyouts
Fevertree USA, Inc.
During the first quarter of 2025, we obtained exclusive rights via a license agreement to import, produce, market, advertise, promote, sell and distribute Fever-Tree products in the U.S. In connection with this agreement, we acquired the shares of the Fevertree USA, Inc. entity, with the immaterial acquisition accounted for as a business combination and consideration allocated primarily to working capital balances. The acquisition is aligned with our strategy to expand beyond the beer aisle.

ZOA Energy LLC
On October 31, 2024, we increased our investment in ZOA for cash consideration of $53 million, bringing our ownership interest to 51% subsequent to the closing of the transaction. As a result, we recorded the transaction as a business combination, with ZOA included in our consolidated financial statements from the date of acquisition within the Americas segment. The acquisition is aligned with our strategy to expand beyond beer. Upon consolidation, we recognized a gain of $77.9 million in other operating income (expense), net in the consolidated statements of operations, representing the difference between the fair value and the carrying value of our previously held equity interest on the acquisition date.
The acquisition resulted in the recognition of $275.5 million of goodwill, which was partially deductible for tax purposes by the partnership members. Our share of the tax deductible goodwill was $47.2 million. The goodwill was attributable to anticipated synergies from further leveraging of our Company’s distribution and supply chain network and scale. The acquisition also resulted in the recognition of $58.0 million of a definite-lived brand intangible asset to be amortized over a 15-year life, with the remainder primarily allocated to working capital balances and $44.4 million of cash, of which $39.0 million was related to investment proceeds retained by ZOA. Additionally, noncontrolling interest of $130.9 million was recognized at fair value and was recorded as redeemable noncontrolling interest on the consolidated balance sheets. Based on the contractual terms of the agreement, we have the ability to exercise a call option to purchase the shares of certain noncontrolling interest holders at their prevailing fair value beginning in 2027. In the event we do not exercise our call option at the end of our call option window, these noncontrolling interest holders have a drag along right that would require us to sell our interest in ZOA along with their interest to a willing third-party.
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
Cobra U.K.
In March 2024, our CBPL partner exercised a put option under our partnership agreement in which we acquired the remaining 49.9% ownership interest resulting in a cash payment of $89 million on October 21, 2024, which was recorded as a cash outflow from financing activities.
Blue Run
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
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. ("Citi" or "the bank"), with $157.7 million and $145.1 million confirmed as valid and outstanding as of December 31, 2025 and December 31, 2024, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our consolidated balance sheets. Under the program, we agree to pay the bank the stated amount of confirmed invoices from our designated suppliers on the original maturity dates of the invoices. We have no involvement in establishing the terms or conditions of the arrangement between the suppliers and the bank and do not participate in such transactions. Either Citi or us may terminate the agreement upon at least 30 days written notice. We do not provide secured legal assets or other forms of guarantees under the arrangement. Our current payment terms with the majority of the suppliers participating in the supplier finance program generally range from 60 to 120 days, which we deem to be commercially reasonable.

The rollforward of our outstanding obligations confirmed as valid under our supplier finance program for the years ended December 31, 2024 and December 31, 2025 were as follows:

(In millions)
Confirmed obligations outstanding as of December 31, 2023	$147.5
Invoices confirmed during the year	590.8
Confirmed invoices paid during the year	(590.7)
Effect of foreign exchange rate changes	(2.5)
Confirmed obligations outstanding as of December 31, 2024	$145.1
Invoices confirmed during the year	628.6
Confirmed invoices paid during the year	(623.6)
Effect of foreign exchange rate changes	7.6
Confirmed obligations outstanding as of December 31, 2025	$157.7
Government Assistance
We receive government assistance in the form of tax credits and grants, including non-income tax credits from government agencies in certain jurisdictions around job creation and retention, as well as capital investment initiatives. This includes, but is not limited to, refundable and non-refundable property and income tax credits in various state and other local jurisdictions. We recognize amounts received from government assistance programs, including non-income tax credits and grants, as a reduction to MG&A expenses in our consolidated statements of operations, when it is probable we will receive the funds and have met the conditions, if any, required by the government assistance program. If we receive the government assistance at a point in time for services to be completed over a future time period, the cash received is initially recorded in our consolidated balance sheets as other liabilities, and amortized as a reduction to MG&A expenses over the service period of the agreement. No programs are material individually or in the aggregate.
Revenue Recognition
Our net sales represent the sale of beer, other beverages and other adjacencies, net of excise tax. Sales are stated net of incentives, discounts and returns. Sales of products are for cash or otherwise agreed upon credit terms. Our payment terms vary by location and customer, however, the time period between when revenue is recognized and when payment is due is not significant. Our revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and our obligation has been fulfilled, which is when the related goods are shipped or delivered to the customer, depending upon the method of distribution and shipping terms. Where our products are sold under consignment arrangements, revenue is not recognized until control has transferred, which is when the product is sold to the end customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the sale of our product. The cost of various programs, such as price promotions, rebates and coupons, are treated as a reduction of sales. In certain of our markets where legally permitted, we make cash payments to customers such as slotting or listing fees, or payments for other marketing or promotional activities. These cash payments are recorded as a reduction of revenue unless we receive a distinct good or service. Specifically, a good or service is considered distinct when it is separately identifiable from other promises in the contract, we receive a benefit from the good or service and the benefit is separable from the sale of our product to the customer.
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

Our primary revenue generating activity represents the sale of beer and other beverages to customers, including both domestic and exported product sales. Our customer could be a distributor or a retailer depending on the market. The majority of our revenues are generated from brands that we own and brew ourselves; however, we also import or brew and sell certain non-owned partner brands under licensing and related arrangements. In addition, primarily in the U.K., we sell other beverage companies' products to on-premise customers to provide them with a full range of products for their retail outlets. We refer to this as the "factored brand business". Sales from this business are included in our net sales and cost of goods sold when ultimately sold. In the factored brand business, we normally purchase inventory, which includes excise taxes charged by the vendor, take orders from customers for such brands, negotiate with the customers on pricing and invoice customers for the product and related costs of delivery. In addition, we incur the risk of loss when we are in possession of the inventory and for the receivables due from the customers. Revenues for owned brands, partner and imported brands, as well as factored brands are recognized at the point in time when control is transferred to the customer as discussed above.
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
We also have licensing agreements with third-party partners who brew and distribute our products in various markets across our segments. Under these agreements, we are compensated based on the amount of products sold by our partners in these markets at an agreed upon royalty rate or profit percentage. We apply the sales-based royalty practical expedient to these licensing arrangements and recognize revenue as product is sold by our partners at the agreed upon rate.
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
For the years ended December 31, 2025, 2024 and 2023, adjustments to revenue from performance obligations satisfied in the prior period due to changes in estimates in variable consideration were immaterial.

Significant Financing Component and Costs to Obtain Contracts
In certain of our businesses where such practices are legally permitted, we make loans or advanced payments to retail outlets that sell our brands. For arrangements that do not span greater than one year, we apply the practical expedient available under ASC 606 and do not adjust the transaction price for the effects of a potential significant financing component. We further analyze arrangements that span greater than one year on an ongoing basis to determine whether a significant financing component exists. During the years ended December 31, 2025, 2024 and 2023, no arrangements were material individually or in the aggregate.
Advance payments to customers, where legally permitted, are deferred and amortized as a reduction to revenue over the expected period of benefit and tested for recoverability as appropriate. All other costs to obtain and fulfill contracts are expensed as incurred based on the nature, significance and expected benefit of these costs relative to the contract.
Contract Assets and Liabilities
We continually evaluate whether our revenue generating activities and advanced payment arrangements with customers result in the recognition of contract assets or liabilities. These assets and liabilities were immaterial as of December 31, 2025 and December 31, 2024. Separately, trade receivables, net including affiliate receivables, approximates receivables from contracts with customers.
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
Marketing, General and Administrative Expenses
MG&A expenses include marketing expenses, including the direct costs related to the selling of a product or brand, media advertising (television, radio, digital, print), tactical advertising (signs, banners, point-of-sale materials) and promotion costs on both local and national levels. The creative portion of our advertising activities is expensed as incurred. Production costs of advertising and promotional materials are recorded as a prepaid asset and expensed when the advertising is first run. Additionally, marketing expenses include amortization costs associated with definite-lived brand intangible assets and certain depreciation costs related to marketing related assets. Total marketing and advertising expenses, excluding depreciation and amortization costs, were approximately $1.1 billion for each of the years ended December 31, 2025, 2024 and 2023.
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

Share-based compensation is recognized using a straight-line method over the vesting period of the awards. We include estimated forfeitures expected to occur when calculating share-based compensation expense. Our share-based compensation plan and the awards within it contain provisions that accelerate vesting of awards upon change in control, retirement, disability or death of certain eligible employees and directors. Our share-based awards are considered vested when the employee's retention of the award is no longer contingent on providing service, which for certain awards can result in immediate recognition for awards granted to retirement-eligible individuals.
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
•gains and (losses) on disposals; and
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
We capitalize interest cost as a part of the original cost of acquiring certain fixed assets if the cost of the capital expenditure and the expected time to complete the project are considered significant. Generally, we use the weighted-average cost of borrowing of outstanding long-term debt to calculate capitalized interest.
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
Anti-dilutive securities excluded from the computation of diluted EPS for the years ended December 31, 2025, 2024 and 2023, were 3.9 million, 1.2 million and 0.6 million shares, respectively.
Cash and Cash Equivalents
Cash consists of cash on hand and bank deposits. Cash equivalents represent highly liquid investments with original maturities of three months or less. Our cash deposits are maintained with multiple, reputable financial institutions.
Dividends
On November 20, 2025, our Company's Board declared a dividend of $0.47 per share, paid on December 19, 2025, to shareholders of Class A and Class B common stock of record on December 5, 2025. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.66 per share. During the year ended December 31, 2025, dividends declared to eligible shareholders totaled $1.88 per share, with the CAD equivalent equal to CAD 2.62 per share. During the year ended December 31, 2024, dividends declared to eligible shareholders totaled $1.76 per share, with the CAD equivalent equal to CAD 2.39 per share. During the year ended December 31, 2023, dividends declared to eligible shareholders totaled $1.64 per share, with the CAD equivalent equal to CAD 2.19 per share.
Non-Cash Activity
Our non-cash investing activities includes movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had non-cash investing activities related to capital expenditures incurred but not yet paid of $242.3 million, $297.8 million and $254.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Our non-cash financing activities include certain issuances of share-based awards. See Note 16, "Share-Based Payments" for further details.
Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 8, "Leases," there were no other significant non-cash investing or financing activities for the years ended December 31, 2025, 2024 and 2023.

Trade Receivables
We record trade receivables at net realizable value. This carrying value includes an appropriate allowance for estimated uncollectible amounts to reflect any loss anticipated on the trade receivable balances. We calculate this allowance based on our country-specific history of write-offs, level of past-due accounts based on the contractual terms of the receivables and our relationships with and the economic status of our customers, which may be impacted by current macroeconomic and regulatory factors specific to the country of origin. This methodology takes into consideration historical loss experience and current and forecasted changes in cash flows based on internal and external information. The allowance for doubtful accounts was $10.0 million and $8.9 million as of December 31, 2025, and December 31, 2024, respectively.
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
Other Current Assets
Other current assets include prepaid assets, maintenance and operating supplies, promotion materials and derivative assets that are expected to be utilized or realized within the next 12 months. Maintenance and operating supplies include our inventories of spare parts, which are kept on hand for repairs and maintenance of machinery and equipment. The majority of spare parts within our business include motors, fillers and other components that are required to maintain a normal level of production in the event that expected maintenance and/or repairs are required. These parts are classified within current assets as they are reasonably expected to be used during the normal operating cycle of the business and are reserved for excess and obsolescence, as appropriate.
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

Cloud Computing Arrangements
Cloud computing arrangement implementation costs incurred in hosting arrangements that are service contracts are recorded within other assets in the consolidated balance sheets. Capitalized cloud computing arrangement implementation costs are amortized using the straight-line method over the remaining term of the contract. Amortization expense was $14.4 million, $11.3 million and $7.9 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
The following table presents the gross and net value of capitalized cloud computing implementation costs associated with active hosting arrangements.

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Cloud computing implementation costs	$88.6	$71.9
Less: accumulated amortization	(46.4)	(32.0)
Cloud computing implementation costs, net	$42.2	$39.9
Goodwill and Other Intangible Assets
Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. As of the date of the completion of our 2025 impairment testing, we have concluded that we have two reporting units, Americas and EMEA&APAC. See further discussion in Note 6, "Goodwill and Intangibles."
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
We continuously monitor the performance of our other definite-lived intangible assets and evaluate for impairment when evidence exists that certain triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Significant judgments and assumptions are required in such impairment evaluations. Definite-lived intangible assets are stated at cost less impairment charges, if any, and accumulated amortization. Amortization is recorded using the straight-line method over the estimated lives of the assets as this approximates the pattern in which the assets economic benefits are consumed.
Goodwill impairments are recorded to goodwill impairment on the consolidated statements of operations whereas impairments of intangible assets are recorded to other operating income (expense), net in the consolidated statements of operations.
Equity Method Investments
We apply the equity method of accounting to investments that we do not control but where we exercise significant influence, including VIEs for which we are not the primary beneficiary. We use the cumulative earnings approach for determining cash flow presentation of cash distributions received from equity method investments. Distributions received are included in our consolidated statements of cash flows as operating activities, unless the cumulative distributions exceed our portion of the cumulative equity in the net earnings of the equity method investment, in which case the excess distributions are deemed to be returns of the investment and are classified as investing activities in our consolidated statements of cash flows. See Note 3, "Investments" for further information regarding our equity method investments. There are no related parties that own interests in our equity method investments as of December 31, 2025.

Derivative Hedging Instruments
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest rates, foreign currency exchange rates, commodity prices, production and packaging material costs and for other strategic purposes related to our core business. We enter into derivatives for risk management purposes only, including derivatives designated in hedge accounting relationships as well as those derivatives utilized as economic hedges. We do not enter into derivatives for trading or speculative purposes. We recognize our derivatives on the consolidated balance sheets as assets or liabilities at fair value and classify them in either current or non-current assets or liabilities based on each contract's respective unrealized gain or loss position and each contract's respective maturity. Consistent with our policy, our current derivative agreements do not allow us to net positions with the same counterparty and therefore, we present our derivative positions gross on our consolidated balance sheets.
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
We record realized gains and losses from derivative instruments in the same financial statement line item as the hedged item/forecasted transaction. Changes in unrealized gains and losses for derivatives not designated in a hedge accounting relationship are recorded directly in earnings each period. Cash flows from the settlement of derivatives, including both economic hedges and those designated in hedge accounting relationships, appear in the consolidated statements of cash flows in the same categories as the cash flows of the hedged item unless the instruments are deemed to contain an other-than-insignificant financing element, in which case the cash flows related to this instrument will be classified as financing activities.
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
Our leases have remaining lease terms of up to approximately 14 years. Certain of our lease agreements contain options to extend or early terminate the agreement. The lease term used to calculate the right-of-use ("ROU") asset and lease liability at commencement includes the impacts of options to extend or terminate the lease when it is reasonably certain that we will exercise that option. When determining whether it is reasonably certain that we will exercise an option at commencement, we consider various existing economic factors, including real estate strategies, the nature, length and terms of the agreement, as well as the uncertainty of the condition of leased equipment at the end of the lease term. Assumptions made at the commencement date are re-evaluated upon occurrence of certain events requiring a lease modification. Additionally, for certain equipment leases involving groups of similar leased assets with similar lease terms, we apply a portfolio approach to effectively account for the operating lease right-of-use assets and liabilities.
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
Pension and Postretirement Benefits
We maintain retirement plans for the majority of our employees. We offer different types of plans, including defined benefit plans, defined contribution plans and OPEB plans. Each plan is managed locally and in accordance with respective local laws and regulations. BRI and BDL, two of our equity method investments, maintain defined benefit, defined contribution and OPEB plans.
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
Redeemable Noncontrolling Interest
Certain noncontrolling interests have redemption features that are outside of our control, such as those subject to put options exercisable at a future date. We account for these as redeemable noncontrolling interests and present the balances outside of stockholders’ equity on the consolidated balance sheets.
Redeemable NCI is recorded as the higher of the carrying value after accounting for attribution of net income (loss) or the redemption value. For preferred NCI shares and common NCI shares redeemable at an amount other than fair value, adjustments to the redemption value, as appropriate, are recognized through net income (loss) attributable to noncontrolling interests on the consolidated statements of operations. For common NCI shares redeemable at fair value, adjustments to the redemption value are recognized within equity.
During the year ended December 31, 2025, we recorded attributable net losses of $115.9 million and adjustments to the redemption value of $61.1 million. The adjustments to the redemption value were recorded as increases to redeemable noncontrolling interests on the consolidated balance sheets and $60.7 million was recorded to net (income) loss attributable to noncontrolling interests on the consolidated statements of operations and $0.4 million was recorded within paid in capital. During the year ended December 31, 2024, we recognized $130.9 million of redeemable noncontrolling interest at fair value related to our acquisition of our majority interest in ZOA. There was no material activity to redeemable noncontrolling interests for the year ended December 31, 2023.

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
Subsequent Events
On February 18, 2026, our Board declared a quarterly dividend of $0.48 per share, to be paid on March 20, 2026, to shareholders of Class A and Class B common stock of record on March 6, 2026. Shareholders of exchangeable shares will receive the CAD equivalent of dividends earned on Class A and Class B common stock.
On February 18, 2026, our Company announced a three-year cost savings program targeting up to $450 million with savings beginning in 2026. The cost savings program, inclusive of the Americas Restructuring Plan announced in the fourth quarter of 2025, is intended to mitigate inflation impacts and enable continued investments at levels necessary to fuel our business. The savings will be driven by many areas of the business and will impact both the Americas and EMEA&APAC segments.
2. New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures intended to enhance transparency and decision usefulness of income tax disclosures. The amendments are focused on two specific disclosure areas, the rate reconciliation and income taxes paid, and require more disaggregated income tax information, particularly at an individual jurisdiction level (country, state or local territory). The amendments to the rate reconciliation require the use of specific categories, with disclosure of percentages and reporting currency amounts. If not already evident, further explanation of the nature, effect and underlying causes of the reconciling items must be included. The amendments to the income taxes paid (net of refunds) disclosure require reporting of net income taxes paid disaggregated by federal (national), state and foreign. We adopted this guidance starting in this annual report and opted to apply the guidance retrospectively. Refer to Note 12, "Income Tax" for the new disclosures.

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
Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a material effect on our consolidated financial statements.
3. Investments
Our investments include consolidated VIE investments, equity method investments and an ASC 321 investment.
Consolidated VIE Investments
We have consolidated all entities identified as VIEs for which we concluded that we are the primary beneficiary. Authoritative guidance related to the consolidation of VIEs requires that we continually reassess whether we are the primary beneficiary of VIEs in which we have an interest. As such, the conclusion regarding the primary beneficiary status is subject to change and we continually evaluate circumstances that could require consolidation or deconsolidation.
Our consolidated VIEs as of December 31, 2025, were Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). We have not provided any financial support to any of our VIEs during the year ended December 31, 2025, that we were not previously contractually obligated to provide.
Cobra U.K. was a historical consolidated VIE, however, during the year ended December 31, 2024, our partner exercised a put option under our partnership agreement which resulted in our acquisition of the remaining 49.9% ownership interest. The transaction was finalized on October 21, 2024, resulting in a cash payment of $89 million which was recorded as a cash outflow from financing activities. See further discussion of this transaction in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
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

The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests and excluding goodwill):

	As of
	December 31, 2025		December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$232.0	$18.6	$230.3	$29.8
As of December 31, 2025, for RMMC/RMBC, $53.9 million and $103.8 million were recorded in inventories, net and property, plant and equipment, net, respectively, on the consolidated balance sheets. As of December 31, 2024, for RMMC/RMBC, $64.0 million and $113.6 million were recorded in inventories, net and property, plant and equipment, net, respectively on the consolidated balance sheets.
Equity Method Investments
As of December 31, 2025, our equity method investments included our ownership interests in Brewers Retail Inc. ("BRI") and Brewers Distributor Ltd. ("BDL"), as well as other immaterial investments. The total balance of our equity method investments was $135.7 million and $108.9 million as of December 31, 2025 and December 31, 2024, respectively. Our equity method investments are all within the Americas segment and are included in other assets on the consolidated balance sheets.
On October 31, 2024, we cancelled our existing warrant to purchase additional shares in ZOA and instead entered into a separate subscription agreement. Through this new subscription agreement, we increased our investment in ZOA for cash consideration of $53 million, bringing our ownership interest to 51% subsequent to the closing of the transaction. We recorded the transaction as a business combination, removing our previously held equity method investment. ZOA is now included in our consolidated financial statements from the date of acquisition within the Americas reporting segment.
Both BRI and BDL have outstanding third-party debt which is guaranteed by their respective shareholders. As a result, we have a guarantee liability of $11.2 million and $30.1 million recorded as of December 31, 2025 and December 31, 2024, respectively, which is presented within accounts payable and other current liabilities on the consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The offset to the guarantee liability was recorded as an adjustment to our respective equity method investment within the consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
BRI
BRI is a beer distribution and retail network for the Ontario region of Canada, with the majority of the ownership residing with Molson Canada 2005, Labatt Breweries of Canada LP (a subsidiary of ABI) and Sleeman Breweries Ltd. (a subsidiary of Sapporo International). We hold a 50.9% ownership interest in BRI. BRI charges the brewers service fees which are based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to its owners based on volume of products sold in the Ontario market. Attributable income (loss) from our ownership of BRI is recorded to cost of goods sold in the consolidated statements of operations. Based on the existing structure, control is shared and we do not anticipate becoming the primary beneficiary in the foreseeable future.
BDL
BDL is a distribution operation owned by Molson Canada 2005 and Labatt Breweries of Canada LP (a subsidiary of ABI) that, pursuant to an operating agreement, acts as an agent for the distribution of their products in the western provinces of Canada. The two owners share equal voting control of this business. As of December 31, 2025, we held and continue to hold a 37.8% ownership interest in BDL. BDL charges the owners service fees that are designed so the entity operates at break-even profit levels and annually, operates on a cash neutral basis. This service fee is based on costs incurred, net of other revenues earned, and is allocated in accordance with the operating agreement to the owners based on the volume of products sold in these provinces. Attributable income (loss) from our ownership of BDL is recorded to cost of goods sold in the consolidated statements of operations.

Other Equity Method Investments
We have certain other immaterial equity method investments that we enter into from time to time that align with our organizational strategies and growth initiatives. These investments were not considered significant for disclosure of financial information on either an individual or aggregated basis and there were no significant undistributed earnings as of December 31, 2025 or December 31, 2024, for any of these companies.
Affiliate Transactions
We consider each of our equity method investments to be affiliates. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net respectively on the consolidated balance sheets. The affiliate accounts payable and affiliate accounts receivable related to trade receivables and payables for sales to external customers and costs incurred were offset by administrative fees charged and paid by MCBC (which may be in a payable or receivable position depending on the amount under or over charged).
Amounts due from and due to affiliates as of December 31, 2025 and December 31, 2024, respectively, were as follows:

	Amounts due from affiliates		Amounts due to affiliates
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)
BRI	$6.4	$4.5	$—	$—
BDL	2.0	1.9	—	—
Other	8.5	7.4	6.4	6.3
Total	$16.9	$13.8	$6.4	$6.3
ASC 321 Investment
During the first quarter of 2025, Molson Coors Beverage Company made an investment of $88.1 million in Fevertree Drinks plc, a listed entity on the London Stock Exchange (LSE:FEVR). We hold a minority interest in the entity and account for the investment under ASC 321 which requires investments to be measured at fair value with subsequent changes in fair value recognized in net income. As of December 31, 2025, the investment was recorded at a fair value of $119.8 million calculated based on a quoted market price on the London Stock Exchange (Level 1 inputs) in other assets on our consolidated balance sheets. Changes in fair value are recorded in other non-operating income (expense), net on our consolidated statements of operations, and as a result, during the year ended December 31, 2025, we recorded unrealized income of $31.7 million.
4. Inventories

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Finished goods	$267.0	$245.8
Work in process	82.8	83.8
Raw materials	234.6	261.2
Packaging materials	131.5	137.0
Inventories, net	$715.9	$727.8

5. Property, Plant and Equipment

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Land and improvements	$386.0	$362.9
Buildings and improvements	1,602.5	1,450.2
Production and office equipment	6,044.8	5,479.8
Software	564.1	537.9
Construction in progress	699.9	612.1
Other	451.1	409.5
Total property, plant and equipment cost	9,748.4	8,852.4
Less: accumulated depreciation	(4,979.7)	(4,392.0)
Property, plant and equipment, net	$4,768.7	$4,460.4
Depreciation expense was $505.2 million, $553.0 million and $475.5 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Depreciation expense for the years ended December 31, 2025 and December 31, 2024, included $23.1 million and $93.6 million, respectively, of accelerated depreciation in excess of normal depreciation recognized in other operating income (expense), net in the consolidated statements of operations, which was primarily related to the wind down or sale of certain of our U.S. craft businesses and related facilities.
6. Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill is presented in the table below by segment.

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2023	$5,325.3	$—	$5,325.3
Acquisition(2)	275.5	—	275.5
Divestitures(3)	(6.1)	—	(6.1)
Foreign currency translation, net	(12.4)	—	(12.4)
Balance as of December 31, 2024	$5,582.3	$—	$5,582.3
Impairment	(3,645.7)	—	(3,645.7)
Foreign currency translation, net	8.1	—	8.1
Balance as of December 31, 2025	$1,944.7	$—	$1,944.7
(1)The accumulated impairment loss for the Americas segment was $5,159.0 million and $1,513.3 million as of December 31, 2025 and December 31, 2024, respectively. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020, with an accumulated impairment loss of $1,484.3 million.
(2)Goodwill acquired in our Americas segment was related to our acquisition of the controlling interest in ZOA during the year ended December 31, 2024. The goodwill for the ZOA acquisition was partially deductible for tax purposes. The increase in our ZOA investment is further discussed in Note 3, "Investments" and Note 1, "Basis of Presentation and Summary of Significant Accounting Policies."
(3)During the third quarter of 2024, we divested of certain of our U.S. craft businesses and allocated a portion of goodwill to the disposal group based on the relative fair values of the disposal group and the reporting unit.

Goodwill Impairment Analyses
During the third quarter of 2025, as we began updating our long-range planning based on current year results to date and industry conditions, we identified a triggering event that indicated it was more likely than not that the carrying value of the Americas reporting unit exceeded its fair value. The triggering event was due to lower 2025 and future forecasted results which were driven by declines in the beer industry, market share losses and higher than expected costs in the U.S. combined with a higher discount rate and lower market multiples. An impairment test was completed as of August 31, 2025, using a combination of a discounted cash flow analysis and market approach and it was concluded that the carrying value of the Americas reporting unit was in excess of its fair value such that a partial goodwill impairment loss of $3,645.7 million was recorded in the consolidated statements of operations.
We utilized independent valuation specialists and industry accepted valuation models in calculating the fair value of the Americas reporting unit as of August 31, 2025. The key assumptions used to derive the estimated fair value of the Americas reporting unit, which included the internal cash flow projections based on our updated long-range plans and the discount rate, represented Level 3 measurements. Our discounted cash flow projections included assumptions for growth rates for sales and associated costs of goods sold, which were based on various long-range financial and operational plans along with terminal growth rates. Additionally, the discount rate used in our analysis was based on the weighted-average cost of capital, driven by the prevailing interest rates and financing abilities as well as the identified risks and opportunities of the reporting unit. The increase in the discount rate compared to the prior year annual test was partially due to the additional risk premium assessed on the reporting unit based on the current industry environment.
Due to the proximity of the goodwill impairment test completed during the third quarter of 2025 to our annual testing date of October 1, 2025, we completed our required annual goodwill impairment testing using a qualitative approach and concluded that the fair value of the Americas reporting unit was more likely than not in excess of its carrying value. Therefore, no additional goodwill impairment charge was recorded.
Due to the partial impairment charge recognized in the third quarter of 2025 and the fact that the Americas reporting unit's fair value exceeds its carrying value by less than 15%, the Americas reporting unit is still considered to be at a heightened risk of future impairment. We are focused on building a portfolio of strong and scalable brands in both beer and beyond beer, which entails prioritizing our investments to strengthen our core and value beer portfolios and to transform our above premium beer and beyond beer portfolios. While progress has been made, continued focus is required to deliver on our objectives. Therefore, the growth targets included in management’s forecasted future cash flows are inherently at risk given that the strategies are still in progress. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions, market multiples and discount rates that could negatively impact future analyses, including the impacts of cost inflation and tariffs, increases to interest rates and other external industry factors impacting our business.
As of the October 1, 2024 testing date, the fair value of the Americas reporting unit was in excess of its carrying value amount and, therefore, no goodwill impairment charge was recorded.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2025:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,186.3	$(1,957.7)	$3,228.6
License agreements and distribution rights	10 - 20	204.3	(131.1)	73.2
Other	5 - 40	85.1	(30.5)	54.6
Intangible assets not subject to amortization
Brands	Indefinite	7,590.0	—	7,590.0
Distribution networks	Indefinite	737.1	—	737.1
Other	Indefinite	307.6	—	307.6
Total		$14,110.4	$(2,119.3)	$11,991.1

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2024:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$4,797.3	$(1,713.5)	$3,083.8
License agreements and distribution rights	10 - 20	200.2	(120.2)	80.0
Other	5 - 40	84.5	(27.8)	56.7
Intangible assets not subject to amortization
Brands	Indefinite	7,963.8	—	7,963.8
Distribution networks	Indefinite	703.3	—	703.3
Other	Indefinite	307.6	—	307.6
Total		$14,056.7	$(1,861.5)	$12,195.2
The increase in the gross carrying amount of intangible assets from December 31, 2024 to December 31, 2025, was primarily driven by favorable foreign currency impacts, as a significant amount of intangible assets, other than goodwill, are denominated in foreign currencies, partially offset by impairment charges of $273.9 million recorded during the third quarter of 2025.
Based on foreign exchange rates as of December 31, 2025, the estimated future amortization expense of intangible assets for the next five years is as follows:

Year	Amount
(In millions)
2026	$190.9
2027	$131.9
2028	$130.4
2029	$130.2
2030	$130.2
Amortization expense of intangible assets was $206.1 million, $206.4 million and $207.3 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. This expense was primarily presented within MG&A in our consolidated statements of operations.
Indefinite-Lived Intangible Assets Impairment Analyses
During the third quarter of 2025, as we began updating our long-range planning based on current year results to date and the current challenging industry environment in the relevant markets, we identified a triggering event for the Staropramen family of brands in the EMEA&APAC segment. The triggering event was driven by softer than expected current year and future forecasted results in certain of the key markets where the Staropramen family of brands is sold. We completed an impairment test using a discounted cash flow approach as of August 31, 2025 and concluded that the carrying value of the Staropramen family of brands was in excess of its fair value such that a partial impairment loss of $198.6 million was recorded within other operating income (expense), net in the consolidated statements of operations. After the impairment charge, the carrying value of the Staropramen family of brands was $257.1 million. The decline in the fair value of the Staropramen family of brands was impacted by reductions in management forecasts due to lower than expected brand results in 2025 driven by soft market demand and a heightened competitive landscape across key markets, resulting in a more modest growth trajectory than in previous assumptions.
In conjunction with the impairment review of the Staropramen family of brands, we also reassessed the brand's indefinite-life classification and determined that the impaired brand has characteristics that have evolved and which now indicate a definite-life is more appropriate, including prolonged weakness in consumer demand driven by increased economic and competitive pressures. These factors have resulted in continued declines in performance and these pressures are expected to continue into the future. Therefore, we reclassified the Staropramen family of brands to a definite-lived intangible asset with a useful life of 50-years effective August 31, 2025. As of December 31, 2025, the net carrying value of the Staropramen family of brands was $259.4 million.

We utilized Level 3 fair value measurements in our impairment analysis of the Staropramen family of brands indefinite-lived intangible asset, with the excess earnings approach utilized for the Staropramen family of brands. We utilized independent valuation specialists in calculating the fair value of the Staropramen family of brands. The projections used in the analyses included assumptions for growth rates for sales and associated costs of goods sold, which were based on various long-range financial and operational plans. The discount rate utilized for the Staropramen family of brands was a key assumption and was based on the weighted-average cost of capital, driven by the prevailing interest rates and financing abilities of the geographies in which the family of brands are sold as well as the identified risks and opportunities of the brands for each geography.
As of the October 1, 2025 testing date, the fair values of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S. and the Carling brands in the U.K. are sufficiently in excess of their respective carrying values as of the annual testing date, with each having over 15% cushion of fair value over book value.
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
As of the October 1, 2024 testing date, the fair values of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S., the Carling brands in the U.K. and the Staropramen brands in EMEA&APAC were sufficiently in excess of their respective carrying values as of the annual testing date, with each having over 15% cushion of fair value over book value.
Key Valuation Assumptions
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill and indefinite-lived intangible asset impairment tests will prove to be an accurate prediction of the future. If our assumptions are not realized, it is possible that impairment charges may need to be recorded in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units and indefinite-lived intangible assets may include such items as: (i) a decrease in expected future cash flows, specifically, an inability to execute on our strategic initiatives including our premiumization efforts or increase in costs driven by inflation or other factors that could significantly impact our immediate and long range results, a prolonged weakness in consumer demand or other competitive pressures adversely affecting our long-term volume trends, changes in trends and consumer preferences within the industry towards other brands or product categories, unfavorable working capital changes and an inability to successfully implement our cost savings initiatives, (ii) adverse changes in macroeconomic conditions that significantly differ from our assumptions in timing and/or degree (such as a recession or evolving beer industry), (iii) significant unfavorable changes in tax rates, (iv) volatility in the equity and debt markets or other country-specific factors which could result in a higher weighted-average cost of capital, (v) sensitivity to market multiples and (vi) regulation limiting or banning the manufacturing, distribution or sale of alcoholic beverages.
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

Definite-Lived Intangible Assets and Other Long-Lived Assets
During the third quarter of 2025, as we began updating our long-range planning based on current year results to date, we identified a triggering event for the Blue Run Spirits asset group in the Americas segment, due to softer current year and future forecasted results, primarily driven by a challenging macroeconomic environment for full strength spirits, resulting in lower sales. The asset group did not pass the recoverability test and the carrying value was determined to exceed its fair value resulting in the full impairment of the definite-lived intangible brand of $75.3 million as of August 31, 2025, which was recorded within other operating income (expense), net in the consolidated statements of operations. The asset group was measured at fair value primarily using a discounted cash flow approach.
We continuously monitor the performance of our definite-lived assets for potential triggering events suggesting an impairment review should be performed. No other material triggering events were identified in the year ended December 31, 2025 related to definite-lived intangible assets or other long-lived assets.
During the fourth quarter of 2024, due to a reduction in forecasted cash flows associated with one of our asset groups, we identified a triggering event and performed a recoverability test for the long-lived assets at the asset group level but concluded that the recoverability test passed and no impairment was recorded.
7. Accounts Payable and Other Current Liabilities

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Accounts payable and accrued trade payables	$1,822.8	$1,875.0
Accrued rebates and discounts	164.0	157.1
Accrued compensation	176.1	241.3
Accrued excise and other non-income related taxes	235.4	242.5
Accrued interest	97.6	94.8
Returnable container deposit liabilities	125.3	108.4
Operating lease liabilities	52.8	46.7
Other(1)	202.7	247.2
Accounts payable and other current liabilities	$2,876.7	$3,013.0
(1)Includes current liabilities related to derivatives, income taxes, pension and other postretirement benefits, guarantee liabilities for some of our equity method investments, accrued contingent environmental and legal liabilities and various other accrued expenses.
8. Leases
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, lease expense (including immaterial short-term and variable lease costs) was as follows:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Operating lease expense	$91.4	$86.9	$81.3
Finance lease expense	14.1	10.3	9.5
Total lease expense	$105.5	$97.2	$90.8

Supplemental cash flow information related to leases for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, was as follows:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows for operating leases	$65.9	$51.6	$58.7
Operating cash flows for finance leases	$4.1	$3.8	$3.3
Financing cash flows for finance leases	$11.2	$6.7	$5.1
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$39.6	$49.0	$115.7
Finance leases	$11.2	$26.3	$1.7
Supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 was as follows:

		As of
		December 31, 2025	December 31, 2024
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$194.0	$189.0
Current operating lease liabilities	Accounts payable and other current liabilities	$52.8	$46.7
Non-current operating lease liabilities	Other liabilities	160.1	161.5
Total operating lease liabilities		$212.9	$208.2

Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$60.6	$58.4
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$10.7	$9.9
Non-current finance lease liabilities	Long-term debt	54.0	56.9
Total finance lease liabilities		$64.7	$66.8
The weighted-average remaining lease term and discount rate as of December 31, 2025 were as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	6.5	5.2%
Finance leases	7.6	7.3%

Based on foreign exchange rates as of December 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(In millions)
2026	$68.3	$12.2
2027	46.1	11.2
2028	31.8	10.7
2029	23.2	10.0
2030	18.2	7.3
Thereafter	70.0	30.9
Total lease payments	$257.6	$82.3
Less: interest	(44.7)	(17.6)
Present value of lease liabilities	$212.9	$64.7
9. Debt
Debt Obligations

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Long-term debt
CAD 500 million 3.44% senior notes due July 2026(1)	$364.3	$347.6
$2.0 billion 3.0% senior notes due July 2026(1)	2,000.0	2,000.0
EUR 800 million 3.8% senior notes due June 2032(2)	939.7	828.3
$1.1 billion 5.0% senior notes due May 2042(3)	1,100.0	1,100.0
$1.8 billion 4.2% senior notes due July 2046(1)	1,800.0	1,800.0
Finance leases	64.7	66.8
Other	26.1	21.7
Less: unamortized debt discounts and debt issuance costs	(34.7)	(38.2)
Total long-term debt (including current portion)	6,260.1	6,126.2
Less: current portion of long-term debt	(2,394.7)	(12.3)
Total long-term debt	$3,865.4	$6,113.9
Short-term borrowings(4)	39.4	19.9
Current portion of long-term debt	2,394.7	12.3
Current portion of long-term debt and short-term borrowings	$2,434.1	$32.2
(1)We issued senior notes in 2016 in order to partially fund the financing of the MillerCoors acquisition.
(2)On May 29, 2024, we issued EUR 800 million 3.8% senior notes with a maturity of June 15, 2032 ("EUR 2032 Senior Notes"). The issuance resulted in proceeds of EUR 793.4 million, which were net of discounts and fees. Additionally, upon issuance we designated the EUR 2032 Senior Notes as a hedge of our investment in a EUR functional currency subsidiary. See Note 10, "Derivative Instruments and Hedging Activities" for further details.
(3)On May 3, 2012, we issued senior notes of $1,100.0 million due May 2042. The issuance resulted in proceeds of $1,086.5 million, which were net of discounts and fees.
(4)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of December 31, 2025, we had $32.3 million in bank overdrafts and $62.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $29.7 million. As of December 31, 2024, we had $13.0 million in bank overdrafts and $59.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $46.0 million.

In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of December 31, 2025 or December 31, 2024.
A summary of our short-term facility availability is presented below. See Note 13, "Commitments and Contingencies" for further discussion related to letters of credit.
•CAD unlimited overdraft facility at CAD Prime plus 0.50%
•GBP 10 million overdraft facility at GBP Base Rate plus 2.25%
•USD 10 million overdraft facility at USD Prime plus 5%
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations using observable market interest and foreign exchange rates. As of December 31, 2025 and December 31, 2024, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $5.9 billion and $5.7 billion, respectively. All senior notes are valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
On June 26, 2025, we amended our existing $2.0 billion multi-currency revolving credit facility to extend the maturity date from June 26, 2029 to June 26, 2030. The amendment did not change the borrowing capacity of the revolving credit facility, which allows us to issue a maximum aggregate amount of $2.0 billion in commercial paper or make other borrowings at any time at variable interest rates. The $150 million sub-facility available for the issuance of letters of credit remained unchanged. We use this facility from time to time to fund the repayment of debt upon maturity and for working capital or general purposes.
We had no borrowings drawn on the amended and restated multi-currency revolving credit facility and no commercial paper borrowings as of December 31, 2025 and December 31, 2024.
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
Under the amended and restated $2.0 billion multi-currency revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the amended and restated multi-currency revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of December 31, 2025 and December 31, 2024, we were in compliance with all of these restrictions and covenants, have met such financial ratios, and have met all debt payment obligations. All of our outstanding senior notes as of December 31, 2025, rank pari-passu.
As of December 31, 2025, the aggregate principal debt maturities of long-term debt and short-term borrowings excluding finance leases, based on foreign exchange rates as of December 31, 2025, were as follows:

Year	Amount
(In millions)
2026	$2,424.7
2027	0.5
2028	0.5
2029	1.7
2030	0.5
Thereafter	3,841.6
Total	$6,269.5

The future maturities of finance leases are disclosed in Note 8, "Leases."
We have upcoming debt maturities in 2026, as illustrated in the table above. We are currently evaluating various alternatives with respect to these maturities, including the potential refinancing of all or a portion of the outstanding debt, which may involve utilizing our amended and restated $2.0 billion multi-currency revolving credit facility, cash and cash equivalents and/or cash flows from operations. We have not made a decision at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other factors.
Interest

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Interest incurred	$256.3	$295.1	$243.4
Interest capitalized	(8.4)	(12.4)	(9.4)
Interest expensed	$247.9	$282.7	$234.0
10. Derivative Instruments and Hedging Activities
Overview and Risk Management Policies
We use derivatives as part of our normal business operations to manage our exposure to fluctuations in interest rates, foreign currency exchange rates, commodity prices and for other strategic purposes related to our core business. We have established policies and procedures that govern the risk management of these exposures. Our primary objective in managing these exposures is to decrease the volatility of cash flows affected by changes in the underlying rates and prices.
To achieve our objectives, we enter into a variety of financial derivatives, including foreign currency exchange, commodity, interest rate, cross currency swaps as well as options. We also enter into physical hedging agreements directly with our suppliers to manage our exposure to certain commodities.
Counterparty Risk
While, by policy, the counterparties to any of the market-based derivatives we enter into are major institutions with minimum investment grade credit ratings of BBB- by Standard & Poor's (or the equivalent) or Baa3 by Moody's, we are exposed to credit-related losses in the event of non-performance by counterparties. This credit risk is generally limited to the unrealized gains in such contracts, should any of these counterparties fail to perform as contracted.
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

Collateral
We do not receive and are not required to post collateral unless a change of control event occurs. This termination event would give either party the right to early terminate all outstanding swap transactions in the event that the other party consolidates, merges with, or transfers all or substantially all of its assets to, another entity, and the creditworthiness of the surviving entity that has assumed such party's obligations is materially weaker than that of such party. As of December 31, 2025, we did not have any collateral posted with any of our counterparties.
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

Forward Starting Interest Rate Swaps
During 2018, we entered into forward starting interest rate swaps totaling a notional amount of $1.0 billion with a termination date of July 2026. The swaps have effective dates mirroring the term of the July 2026 forecasted debt issuance. Under the agreements, we are required to early terminate these swaps at the time we expect to issue the related forecasted debt. We designated these forward starting interest rate swap contracts as cash flow hedges. As a result, the unrealized mark-to-market gains or losses are recorded to AOCI until termination at which point the realized gain or loss of these swaps at issuance of the hedged debt are reclassified from AOCI and amortized to interest expense over the term of the hedged debt.
During 2015, we entered into forward starting interest rate swaps with a notional of CAD 600 million in order to manage our exposure to the volatility of interest rates associated with the future interest payments on the forecasted CAD debt issuances. The swaps terminated on September 2025 consistent with the terms of the initially forecasted CAD debt issuances. Under these agreements, we were required to early terminate these swaps at the approximate time we issued the previously forecasted debt. We designated these swaps as cash flow hedges and accordingly, a portion of the CAD 39.2 million ($29.5 million at settlement) loss on the swaps was reclassified from AOCI and amortized to interest expense over the remaining term of the 2026 CAD senior notes up to the full 10-year term of the swaps. Additionally, in 2023 we repaid our CAD 500 million 2.84% senior notes upon maturity which resulted in an acceleration of amortization of the loss for an immaterial amount. The loss on the swaps was fully reclassified from AOCI to interest expense as of September 2025.
Foreign Currency Forwards
We have foreign exchange forward contracts in place to manage our exposure to foreign currency fluctuations. We hedge foreign currency exposures related to certain royalty agreements, exposures associated with the purchase of production inputs and imports that are denominated in currencies other than the entity's functional currency and certain other foreign currency exchange exposures. These contracts have been designated as cash flow hedges of forecasted foreign currency transactions. We use foreign currency forward contracts to hedge these future forecasted transactions up to a 60 month horizon.
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

The table below summarizes our derivative assets and (liabilities) that were measured at fair value as of December 31, 2025 and December 31, 2024. See Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" for further discussion related to measuring the fair value of derivative instruments. Fair value for all derivative contracts as of December 31, 2025 and December 31, 2024 were valued using significant other observable inputs, also known as Level 2 inputs.

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Forward starting interest rate swaps	$83.7	$96.3
Foreign currency forwards	0.4	10.6
Commodity swaps and options	52.1	3.7
Total	$136.2	$110.6
As of December 31, 2025 and December 31, 2024, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during 2025 were all included in Level 2.
Results of Period Derivative Activity
The tables below include the results of our derivative activity on our consolidated balance sheets as of December 31, 2025 and December 31, 2024, and our consolidated statements of operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
Fair Value of Derivative Instruments on the Consolidated Balance Sheets (in millions):

	December 31, 2025
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other current assets	$83.7	Accounts payable and other current liabilities	$—
Foreign currency forwards	$104.9	Other current assets	0.9	Accounts payable and other current liabilities	(0.3)
		Other non-current assets	—	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$84.6		$(0.5)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$442.1	Other current assets	$55.9	Accounts payable and other current liabilities	$(6.0)
		Other non-current assets	3.2	Other liabilities	(1.0)
Commodity options(1)	$21.0	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Total derivatives not designated as hedging instruments			$59.2		$(7.1)

	December 31, 2024
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other non-current assets	$96.3	Other liabilities	$—
Foreign currency forwards	$196.2	Other current assets	7.7	Accounts payable and other current liabilities	—
		Other non-current assets	2.9	Other liabilities	—
Total derivatives designated as hedging instruments			$106.9		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$376.4	Other current assets	$15.1	Accounts payable and other current liabilities	$(10.5)
		Other non-current assets	1.5	Other liabilities	(2.4)
Commodity options(1)	$24.6	Other current assets	0.3	Accounts payable and other current liabilities	(0.3)
Total derivatives not designated as hedging instruments			$16.9		$(13.2)
(1)Notional includes offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
For the year ended December 31, 2025
Forward starting interest rate swaps	$(12.6)	Interest income (expense), net	$(2.4)
Foreign currency forwards	(6.9)	Cost of goods sold	4.2
		Other non-operating income (expense), net	(0.7)
Total	$(19.5)		$1.1
For the year ended December 31, 2024
Forward starting interest rate swaps	$54.8	Interest income (expense), net	$(3.4)
Foreign currency forwards	15.8	Cost of goods sold	4.4
		Other non-operating income (expense), net	(0.7)
Total	$70.6		$0.3
For the year ended December 31, 2023
Forward starting interest rate swaps	$1.6	Interest income (expense), net	$(5.2)
Foreign currency forwards	(5.2)	Cost of goods sold	4.9
		Other non-operating income (expense), net	(1.0)
Total	$(3.6)		$(1.3)
The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (in millions):

Net investment hedge relationships	Amount of gain (loss) recognized in AOCI(1)
For the year ended December 31, 2025
EUR 800 million 3.8% senior notes due 2032	$(110.8)
For the year ended December 31, 2024
EUR 800 million 1.25% senior notes due 2024	$14.5
EUR 800 million 3.8% senior notes due 2032	$40.1
Total	$54.6
For the year ended December 31, 2023
EUR 800 million 1.25% senior notes due 2024	$(26.5)
(1)The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, we did not reclassify any amounts related to net investment hedges from AOCI into earnings whether due to ineffectiveness, a sale or liquidation.
As of December 31, 2025, we expect pretax net gains of approximately $1 million recorded in AOCI will be reclassified into earnings within the next 12 months. Our foreign currency forwards, which are designated in cash flow hedge relationships, are typically hedged over a maximum length of approximately 3 years. We use forward starting interest rate swaps to hedge our forecasted debt issuances and the maximum length of time is based on our forecasted debt issuances.

The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations (in millions):

Derivatives not in hedging relationship	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative
For the year ended December 31, 2025
Commodity swaps	Cost of goods sold	$97.5
For the year ended December 31, 2024
Commodity swaps	Cost of goods sold	$(7.8)
For the year ended December 31, 2023
Commodity swaps	Cost of goods sold	$(61.7)
Foreign currency forward	Other non-operating income (expense), net	2.7
Total		$(59.0)
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
Further, in the U.S., we participate in and make contributions to multi-employer pension plans. Contributions to multi-employer pension plans were $3.7 million, $3.7 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, the U.S. postretirement health plan qualifies for the federal subsidy under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) because the prescription drug benefits provided under our postretirement health plan for Medicare eligible retirees generally require lower premiums from covered retirees and have lower co-payments and deductibles than the benefits provided in Medicare Part D and, accordingly, are actuarially equivalent to or better than the benefits provided under the Act. The benefits paid, including prescription drugs, were $31.2 million, $31.1 million and $31.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. There were no subsidies received for the years ended December 31, 2025, 2024 and 2023.
Net Periodic Pension and OPEB (Benefit) Cost

	For the years ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated	Pension	OPEB	Consolidated
	(In millions)
Service cost
Service cost	$0.1	$2.5	$2.6	$0.1	$3.6	$3.7	$0.9	$3.3	$4.2
Other pension and postretirement (benefit) cost, net
Interest cost	124.0	21.0	145.0	129.7	20.8	150.5	140.4	22.5	162.9
Expected return on plan assets, net of expenses	(151.8)	—	(151.8)	(169.8)	—	(169.8)	(157.8)	—	(157.8)
Amortization of prior service (benefit) cost	0.4	(2.6)	(2.2)	0.3	(0.7)	(0.4)	0.3	(0.7)	(0.4)
Amortization of net actuarial (gain) loss	21.7	(27.0)	(5.3)	18.1	(27.4)	(9.3)	17.1	(31.7)	(14.6)
Curtailment, settlement or special termination benefit (gain) loss(1)	(0.2)	0.1	(0.1)	34.0	—	34.0	—	—	—
Expected participant contributions	—	—	—	—	—	—	(0.3)	—	(0.3)
Total other pension and postretirement (benefit) cost, net	$(5.9)	$(8.5)	$(14.4)	$12.3	$(7.3)	$5.0	$(0.3)	$(9.9)	$(10.2)
Net periodic pension and OPEB (benefit) cost	$(5.8)	$(6.0)	$(11.8)	$12.4	$(3.7)	$8.7	$0.6	$(6.6)	$(6.0)

(1)A pension settlement loss of $34.0 million was recorded as a result of the purchase of annuity contracts for two of our Canadian pension plans during the year ended December 31, 2024.
Obligations and Changes in Funded Status

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Change in benefit obligation
Prior year benefit obligation	$2,360.5	$423.0	$2,783.5	$3,018.1	$470.6	$3,488.7
Service cost, net of expected employee contributions	0.1	2.5	2.6	0.1	3.6	3.7
Interest cost	124.0	21.0	145.0	129.7	20.8	150.5
Actuarial (gain) loss	(18.6)	21.3	2.7	(182.5)	(18.0)	(200.5)
Plan amendments	—	—	—	—	(10.1)	(10.1)
Benefits paid	(186.8)	(36.9)	(223.7)	(215.8)	(36.9)	(252.7)
Curtailment, settlement and special termination	(0.6)	0.4	(0.2)	(344.0)	—	(344.0)
Foreign currency exchange rate change	105.3	3.8	109.1	(45.1)	(7.0)	(52.1)
Benefit obligation at end of year	$2,383.9	$435.1	$2,819.0	$2,360.5	$423.0	$2,783.5
Change in plan assets
Prior year fair value of assets	$2,727.4	$—	$2,727.4	$3,396.9	$—	$3,396.9
Actual return on plan assets	183.9	—	183.9	(54.4)	—	(54.4)
Employer contributions	(7.3)	36.9	29.6	(4.8)	36.9	32.1
Curtailment, settlement and special termination	(0.6)	—	(0.6)	(344.0)	—	(344.0)
Benefits and plan expenses paid	(186.8)	(36.9)	(223.7)	(215.8)	(36.9)	(252.7)
Foreign currency exchange rate change	117.9	—	117.9	(50.5)	—	(50.5)
Fair value of plan assets at end of year	$2,834.5	$—	$2,834.5	$2,727.4	$—	$2,727.4
Funded status	$450.6	$(435.1)	$15.5	$366.9	$(423.0)	$(56.1)
Amounts recognized in the Consolidated Balance Sheets
Other non-current assets	$484.7	$—	$484.7	$401.8	$—	$401.8
Accounts payable and other current liabilities	(3.5)	(38.6)	(42.1)	(3.7)	(37.5)	(41.2)
Pension and postretirement benefits	(30.6)	(396.5)	(427.1)	(31.2)	(385.5)	(416.7)
Net amounts recognized	$450.6	$(435.1)	$15.5	$366.9	$(423.0)	$(56.1)
The accumulated benefit obligation for our defined benefit pension plans was approximately $2.4 billion as of December 31, 2025 and December 31, 2024.
As of December 31, 2025 and December 31, 2024, certain defined benefit pension plans in the U.S., Canada and the U.K. were overfunded as a result of our ongoing de-risking strategy. Information for our defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets was as follows:

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Accumulated benefit obligation	$34.1	$34.9
Projected benefit obligation	$34.1	$34.9
Fair value of plan assets	$—	$—
Information for OPEB plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed above in "Obligations and Changes in Funded Status" as all of our OPEB plans are unfunded.

Accumulated Other Comprehensive Income (Loss)
Pretax amounts recognized in AOCI not yet recognized as components of net periodic pension and OPEB cost were as follows:

	As of December 31, 2025			As of December 31, 2024
	Pension	OPEB	Total	Pension	OPEB	Total
	(In millions)
Net actuarial (gain) loss	$700.1	$(215.3)	$484.8	$771.9	$(263.5)	$508.4
Net prior service (benefit) cost	8.7	(8.5)	0.2	9.1	(11.1)	(2.0)
Total not yet recognized	$708.8	$(223.8)	$485.0	$781.0	$(274.6)	$506.4
Assumptions
Annually, periodic pension and OPEB cost is actuarially calculated for each individual plan based on data available and assumptions made at the beginning of each year. Assumptions used in the calculation include the discount rate selected and disclosed at the end of the previous year as well as other assumptions detailed in the table below.
The weighted-average assumptions used in determining the periodic pension and OPEB cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the years ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Pension	OPEB	Pension	OPEB	Pension	OPEB
Discount rate	5.41%	5.15%	4.74%	4.64%	5.01%	4.90%
Rate of compensation increase	2.00%	N/A	2.00%	N/A	2.00%	N/A
Expected return on plan assets	5.70%	N/A	5.47%	N/A	4.91%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.00% in 2025 to 3.57% in 2040	N/A	Ranging ratably from 6.75% in 2024 to 3.57% in 2040	N/A	Ranging ratably from 6.50% in 2023 to 3.57% in 2040
Annually, benefit obligations are actuarially calculated at the end of each year based on the assumptions detailed in the table below. Obligations under the OPEB plans are determined by the application of the terms of medical, dental, vision and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates.
The weighted-average assumptions used in determining the projected benefit obligation for defined pension plans and the accumulated postretirement benefit obligation for OPEB plans, as of December 31, 2025 and December 31, 2024, were as follows:

	As of December 31, 2025		As of December 31, 2024
	Pension	OPEB	Pension	OPEB
Discount rate	5.31%	4.95%	5.41%	5.15%
Rate of compensation increase	2.00%	N/A	2.00%	N/A
Health care cost trend rate	N/A	Ranging ratably from 7.50% in 2026 to 3.57% in 2040	N/A	Ranging ratably from 7.00% in 2025 to 3.57% in 2040
The decrease in the weighted average discount rate used for our defined benefit pension and postretirement plans from December 31, 2024 to December 31, 2025, was primarily due to a decrease in corporate bond yields using December 31, 2025 market data for our U.S. plans.
Investment Strategy
The obligations of our defined benefit pension plans in the U.S., Canada and the U.K. are supported by assets held in trusts for the payment of future benefits. We are obligated to adequately fund these asset trusts. The underlying investments within our defined benefit pension plans include cash and short-term instruments, debt securities, investment funds and other investments. Investment allocations reflect the customized strategies of the respective plans.

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
Target Allocations
The following compares target asset allocation percentages with actual asset allocations on a weighted-average asset basis as of December 31, 2025.

	Target allocations	Actual allocations
Equities	9.1%	13.4%
Fixed income	68.9%	66.6%
Real estate	4.5%	3.4%
Annuities and longevity swap	14.1%	14.1%
Other	3.4%	2.5%
Significant Concentration Risks
We periodically evaluate our defined benefit pension plan assets for concentration risks. As of December 31, 2025, we did not have any individual underlying asset position that composed a significant concentration of each plan's overall assets. However, we currently have significant plan assets invested in U.K., U.S. and Canadian government fixed income holdings. A provisional credit rating downgrade for any of these governments could negatively impact the asset values.
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

Major Categories of Plan Assets
As of December 31, 2025, our major categories of plan assets included the following:
•Cash and short-term instruments—Includes cash, bank deposits, short-term bills and short-term notes. Short-term instruments are included in Level 2 of the fair value hierarchy as these are highly liquid instruments that are valued using observable inputs, but their asset values are not publicly quoted.
•Debt securities—Includes various government fixed income securities and interest and inflation-linked assets such as bonds and swaps. The majority of the plans' fixed income assets trade on "over the counter" exchanges, which provides observable inputs that are the primary data used to determine each individual investment's fair value. We also use independent pricing vendors, as well as matrix pricing techniques. Matrix pricing uses observable data from other similar investments as the primary input to determine the individual security's fair value. Government fixed income securities are generally classified as Level 2 in the fair value hierarchy as they are valued using observable inputs.
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
•Investments utilizing NAV per share practical expedient—Includes our debt funds, equity funds, hedge funds, real estate fund holdings and private equity funds. The market values for these funds are based on the net asset values multiplied by the number of shares owned.

Fair Value Hierarchy
The following presents our fair value hierarchy for our defined benefit pension plan assets excluding investments using the NAV per share practical expedient (in millions):

		Fair value measurements as of December 31, 2025
	Total as of December 31, 2025	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents
Cash	$32.5	$32.5	$—	$—
Bank deposits, short-term bills and notes	38.1	—	38.1	—
Debt
Government debt securities	297.9	—	297.9	—
Interest and inflation linked assets	442.2	—	432.3	9.9
Annuities and longevity swap
Buy-in annuities and longevity swap	399.9	—	—	399.9
Other
Repurchase agreements	(441.5)	(441.5)	—	—
Recoverable taxes	0.6	0.6	—	—
Private equity	6.3	—	—	6.3
Total fair value of investments excluding NAV per share practical expedient	$776.0	$(408.4)	$768.3	$416.1
The following presents our total fair value of plan assets including the NAV per share practical expedient for our defined benefit pension plan assets:

Total as of December 31, 2025
(In millions)
Fair value of investments excluding NAV per share practical expedient	$776.0
Fair value of investments using NAV per share practical expedient
Debt funds	1,297.3
Equity funds	377.4
Real estate funds	82.8
Private equity funds	14.5
Hedge funds	286.5
Total fair value of plan assets	$2,834.5

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

Fair Value: Level Three Rollforward
The following presents our rollforward of our level 3 defined pension plan assets excluding investments using the NAV per share practical expedient.

Amount
(In millions)
Balance as of December 31, 2023	$474.6
Total gain or loss (realized/unrealized)
Realized gain (loss)	1.2
Unrealized gain (loss) included in AOCI	(70.8)
Purchases, issuances, settlements	(5.4)
Foreign exchange translation (loss) gain	(8.0)
Balance as of December 31, 2024	$391.6
Total gain or loss (realized/unrealized)
Realized gain (loss)	—
Unrealized gain (loss) included in AOCI	(4.8)
Purchases, issuances, settlements	—
Foreign exchange translation (loss) gain	29.3
Balance as of December 31, 2025	$416.1
Expected Cash Flows
Defined benefit pension plan contributions in future years will vary based on a number of factors, including actual plan asset returns and interest rates. We fund pension plans to meet the requirements set forth in applicable employee benefits laws. We took and continue to take steps to reduce our exposure to our pension obligations. Such steps include the closure of the U.K. and U.S. pension plans to future earnings of service credit, benefit modifications in certain Canada plans and the entering into of buy-in and buy-out contracts for certain plans. We may also voluntarily increase funding levels to meet financial goals. Our U.K. pension plan is subject to a statutory valuation for funding purposes every three years. The most recent valuation as of June 30, 2025, indicated that the plan does not have a funding deficit relative to the plan's statutory funding objective, and therefore, no MCBC contributions are currently required.
For the year ended December 31, 2026, we expect to make contributions to our defined benefit pension plans of approximately $4 million and benefit payments under our OPEB plans of approximately $38 million based on foreign exchange rates as of December 31, 2025. Additionally, we anticipate utilizing approximately $10 million of surplus from certain Canadian defined benefit pension plans to fund employer contributions to certain Canadian defined contribution plans. Plan funding strategies are influenced by employee benefits, tax laws and plan governance documents.
Expected future benefit payments for defined benefit pension and OPEB plans for the next ten years, based on foreign exchange rates as of December 31, 2025, are as follows:

Expected benefit payments	Pension	OPEB
	(In millions)
2026	$209.5	$38.5
2027	198.1	38.9
2028	197.7	38.7
2029	199.3	38.4
2030	200.3	38.5
2031-2035	1,018.5	183.7

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
We recognized costs associated with defined contribution plans of $82.6 million, $89.6 million and $76.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In addition, we have other deferred compensation and nonqualified defined contribution plans. We have voluntarily funded these liabilities through rabbi trusts. These assets are invested in publicly traded mutual funds whose performance is expected to closely match changes in the plan liabilities. As of December 31, 2025 and December 31, 2024, the plan liabilities were equal to the plan assets and were included in other liabilities and other assets on our consolidated balance sheets, respectively.
12. Income Tax
Our income (loss) before income taxes on which the provision for income taxes was computed was as follows:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Domestic	$(2,398.6)	$1,398.3	$1,486.0
Foreign	(119.4)	104.7	(233.5)
Total	$(2,518.0)	$1,503.0	$1,252.5
The components of the provision for income taxes were as follows:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Current
Federal	$46.0	$152.1	$200.7
State and local	13.7	21.2	22.1
Foreign	45.4	54.5	37.3
Total current tax (benefit) expense	$105.1	$227.8	$260.1
Deferred
Federal	$(323.2)	$109.7	$75.0
State and local	(87.0)	13.3	27.8
Foreign	(32.7)	(5.5)	(66.8)
Total deferred tax (benefit) expense	$(442.9)	$117.5	$36.0
Total income tax (benefit) expense	$(337.8)	$345.3	$296.1

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate was as follows:

	For the years ended
	December 31, 2025		December 31, 2024		December 31, 2023
	($ in millions)
U.S. federal statutory tax rate	21.0%	$(528.8)	21.0%	$315.7	21.0%	$263.0
U.S. state and local taxes, net of federal benefits(1)	2.4%	(59.0)	1.7%	25.3	3.0%	38.1
Foreign tax effects
Canada
Canada tax rate differential	0.4%	(9.7)	(0.5)%	(8.1)	(1.2)%	(14.7)
Canada other	(0.7)%	17.7	(0.4)%	(6.6)	(0.5)%	(6.0)
United Kingdom	(0.4)%	10.5	1.3%	18.9	0.1%	1.7
Czech Republic	—%	(0.2)	—%	0.4	1.2%	14.9
Other foreign jurisdictions	—%	(0.4)	0.8%	11.5	0.6%	7.2
Effect of changes in tax laws or rates enacted in current period	—%	—	—%	—	—%	—
Effect of cross border tax laws	(0.3)%	6.3	—%	(0.7)	(0.1)%	(1.3)
Tax credits	0.7%	(18.1)	(1.3)%	(20.1)	(1.0)%	(12.9)
Changes in valuation allowance	(0.2)%	4.8	1.2%	18.5	0.1%	0.7
Nontaxable or nondeductible items
Goodwill impairment	(9.2)%	231.3	—%	—	—%	—
Other	(0.3)%	6.3	(0.5)%	(7.6)	0.5%	6.1
Changes in unrecognized tax benefits	—%	1.1	(0.1)%	(1.7)	(0.1)%	(1.1)
Other adjustments, net	—%	0.4	(0.2)%	(0.2)	—%	0.4
Effective tax rate / tax (benefit) expense	13.4%	$(337.8)	23.0%	$345.3	23.6%	$296.1
(1)State income taxes from business operations in New Jersey, Colorado, Illinois, California,Virginia, Massachusetts, Florida, Georgia, Minnesota and Maryland made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025. State income taxes from business operations in Pennsylvania, Illinois, Michigan, Texas, Colorado, New York, New Jersey, Minnesota and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2024. State income taxes from business operations in Virginia, Pennsylvania, Illinois, Tennessee and California made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2023.
The lower effective tax rate for the year ended December 31, 2025, compared to the U.S federal statutory rate was primarily due to the impact of the $3,645.7 million partial goodwill impairment recognized in the third quarter of 2025, a portion of which was not deductible for U.S. federal and state and Canadian tax purposes.
The higher effective tax rate for the year ended December 31, 2024, when compared to the U.S. federal statutory rate was primarily related to the impact of a valuation allowance that was recorded on deferred tax assets as a result of the sale of certain U.S. craft businesses in the third quarter of 2024. The sale resulted in the realization of a capital loss for U.S. federal tax purposes. We believe it is unlikely that the deferred tax asset generated by the capital loss will be recognized, and as a result, a $20.0 million valuation allowance was recorded. The effective tax rate was further impacted by the net effect of acquisition-related permanent items, including: (i) the non-taxable gain of $77.9 million recognized upon the consolidation of ZOA in the fourth quarter of 2024, and (ii) the $45.8 million of non-deductible interest expense recorded in the third quarter of 2024 to increase the mandatorily redeemable NCI liability of CBPL to the final redemption value.
The higher effective tax rate for the year ended December 31, 2023, when compared to the U.S. federal statutory rate was not significant and was due to the impacts of state income taxes, foreign tax rates and the impact of a foreign statutory tax rate change enacted in the fourth quarter of 2023.

The income taxes paid (net of refunds) are as follows:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
United States, federal	$63.0	$163.5	$183.4
United States, state and local	22.4	20.3	22.3
Canada	9.3	*	*
Croatia	12.0	*	*
Other foreign	24.7	43.3	39.1
Total net cash income taxes paid	$131.4	$227.1	$244.8
*Represents income taxes paid to jurisdictions that do not meet the disaggregation threshold for that year.
The lower income taxes paid for the year ended December 31, 2025, compared to the prior year, is primarily due to the enactment of the OBBBA in the third quarter of 2025, which accelerated tax recovery for certain capital investments and research and development expenditures. While the OBBBA did not materially affect our effective tax rate for the year ended December 31, 2025, it reduced our U.S. federal cash tax payments by approximately $80 million.
Our foreign businesses operate in jurisdictions with statutory income tax rates that differ from the U.S. federal statutory rate. The statutory income tax rates in the countries in Europe in which we operate range from 9% to 25.8%. In addition, Canada has a federal and provincial statutory income tax rate of approximately 15% and 11%, respectively.

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Deferred tax assets
Compensation-related obligations	$43.5	$47.1
Pension and postretirement benefits	(3.7)	14.2
Tax credit carryforwards	51.8	37.8
Tax loss carryforwards	314.7	305.3
Accrued liabilities and other	156.8	216.4
Valuation allowance	(105.4)	(79.9)
Deferred tax assets	$457.7	$540.9
Deferred tax liabilities
Fixed assets	346.9	348.6
Partnerships and investments	50.5	44.9
Intangible assets	2,232.3	2,738.3
Derivative instruments	12.6	42.3
Accrued liabilities and other	26.2	13.4
Deferred tax liabilities	$2,668.5	$3,187.5
Net deferred tax liabilities	$2,210.8	$2,646.6
Our deferred tax valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. We have evaluated the realizability of our deferred tax assets in each jurisdiction by assessing the adequacy of expected taxable income, including the reversal of existing temporary differences, historical and projected operating results and the availability of prudent and feasible tax planning strategies. Based on this analysis, we have determined that the valuation allowances recorded in each period presented are appropriate. The higher valuation allowance for the year ended December 31, 2025, related to lower 2025 and future forecasted results, which resulted in a higher reserve for certain deferred tax assets that are now more likely than not to expire before they can be utilized.

As of December 31, 2025, we have deferred tax assets for U.S. tax loss and credit carryforwards that expire between 2026 and 2045 of $108.3 million and U.S. tax losses that may be carried forward indefinitely of $17.4 million. We have foreign tax loss and credit carryforwards that expire between 2026 and 2045 of $189.0 million and foreign tax losses that may be carried forward indefinitely of $41.9 million.
The following table presents our net deferred tax liabilities as of December 31, 2025 and December 31, 2024.

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Domestic deferred tax liabilities	$1,728.7	$2,184.0
Foreign deferred tax assets	19.9	38.6
Foreign deferred tax liabilities	502.0	501.2
Net deferred tax liabilities	$2,210.8	$2,646.6
The total foreign deferred tax assets above are presented within other assets on the consolidated balance sheets and domestic and foreign deferred tax liabilities above are presented within deferred tax liabilities on the consolidated balance sheets. The deferred tax liability amounts as of December 31, 2025 and December 31, 2024, excluded $54.0 million and $48.2 million, respectively, of unrecognized tax benefits that have been recorded as a reduction of deferred tax assets, which was presented within deferred tax liabilities due to jurisdictional netting on the consolidated balance sheets.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, was as follows.

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Balance at beginning of year	$58.5	$48.9	$39.3
Additions for current year tax positions	8.4	23.7	12.9
Additions for prior year tax positions	1.4	0.8	0.8
Reductions for current year tax positions	(2.1)	(10.7)	(2.0)
Reductions for prior year tax positions	—	(0.9)	(1.7)
Settlements	—	(0.9)	—
Release due to statute expirations	(0.8)	(1.7)	(0.7)
Foreign currency adjustment	0.4	(0.7)	0.3
Balance at end of year	$65.8	$58.5	$48.9
Our remaining unrecognized tax benefits as of December 31, 2025, related to tax years that were open to examination. As of December 31, 2025 and December 31, 2024, we had remaining unrecognized tax benefits recorded within other liabilities in our consolidated balance sheets of $14.6 million and $11.6 million, respectively. The remaining balance of our unrecognized tax benefits was recorded within deferred tax liabilities in our consolidated balance sheets. Annual tax provisions included amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues may differ materially from the amount accrued. We recognized immaterial interest and penalties related to unrecognized tax benefits as part of income taxes on our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023. If we were to prevail on all uncertain tax positions, the reversal of this accrual, inclusive of interest and penalties, would result in a benefit of $55.6 million.
We file income tax returns in most of the federal, state and provincial jurisdictions in the U.S., Canada and various countries in Europe. Tax years through 2013 are closed in the U.S. In Canada, tax years through 2020 are closed or have been settled through examination except for issues relating to intercompany cross-border transactions, which are separately closed or have been settled through examination for tax years through 2017. Tax years through 2014 are closed for most European jurisdictions in which we operate, with statutes of limitations varying from 3 to 7 years for most jurisdictions.

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
13. Commitments and Contingencies
Letters of Credit
As of December 31, 2025, we had $45.2 million outstanding in letters of credit with financial institutions. These letters primarily expire throughout 2026 and $10.7 million of the letters contain a feature that automatically renews the letter for an additional year if no cancellation notice is submitted. These letters of credit are being maintained as security for deferred compensation payments, reimbursements to insurance companies, reimbursements to the trustee for pension payments, deductibles or retention payments made on our behalf, various payments due to governmental agencies, operations of underground storage tanks and other general business purposes and are not included on our consolidated balance sheets.
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of December 31, 2025 and December 31, 2024, the consolidated balance sheets included liabilities related to these guarantees of $15.8 million and $34.2 million, respectively. See Note 3, "Investments" for further detail.
Kaiser
In 2006, we sold our entire equity interest in our Brazilian unit, Cervejarias Kaiser Brasil S.A. ("Kaiser") to FEMSA Cerveza S.A. de C.V. ("FEMSA"). The terms of the sale agreement require us to indemnify FEMSA for certain exposures related to tax, civil and labor contingencies arising prior to FEMSA's purchase of Kaiser and certain purchased tax credits. Our exposure related to the tax, civil and labor indemnity claims is capped at $68 million, with the indemnity limited to settlement amounts in excess of amounts disclosed for existing contingencies at the date of sale and reduced by any subsequent settlements including offsetting impacts of any favorable amounts. Related to the purchased tax credits, we settled a portion of our tax credit indemnity obligation during 2010 and the maximum potential claims amount for the remainder of the purchased tax credits was not material as of December 31, 2025.
Our estimates for a recorded liability consider a number of scenarios for the ultimate resolution of these issues, the probabilities of which are influenced not only by legal developments in Brazil but also by management's intentions with regard to various alternatives that could present themselves leading to the ultimate resolution of these issues. The liabilities are impacted by changes in estimates regarding amounts that could be paid, the timing of such payments, adjustments to the probabilities assigned to various scenarios and foreign currency exchange rates. Our indemnity may cover certain fees and expenses that Kaiser incurs to manage any cases finally determined to be unsuccessful through the administrative and judicial systems. Based on our assessment of the probability of these indemnities, we have recorded an immaterial amount as of December 31, 2025.
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

The future aggregate minimum required commitments under these purchase obligations are shown in the table below based on foreign exchange rates as of December 31, 2025. The amounts in the table do not represent all anticipated payments under long-term contracts. Rather, they represent unconditional, non-cancelable purchase commitments under contracts with remaining terms greater than one year.

Year	Supply and Distribution	Advertising and Promotions
	(In millions)
2026	$217.2	$180.5
2027	114.7	150.6
2028	119.7	114.9
2029	113.9	104.0
2030	113.6	58.2
Thereafter	195.5	18.4
Total	$874.6	$626.6
Total purchases under our long-term unconditional, non-cancellable supply and distribution contracts were approximately $0.6 billion, $0.4 billion and $0.4 billion during the years ended December 31, 2025, 2024 and 2023, respectively.
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $41.6 million and $71.1 million as of December 31, 2025 and December 31, 2024, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, based on review with legal counsel, we believe adequate reserves have been provided for losses that are probable and estimable.
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
On February 12, 2018, Stone Brewing Company filed a trademark infringement lawsuit in federal court in the Southern District of California against Molson Coors Beverage Company USA LLC ("MCBC USA"), a wholly owned subsidiary of our Company, alleging that the Keystone brand had "rebranded" itself as "Stone" and was marketing itself in a manner confusingly similar to Stone Brewing Company's registered Stone trademark. Stone Brewing Company sought treble damages and disgorgement of MCBC USA's profit from Keystone sales. MCBC USA subsequently filed an answer and counterclaims against Stone Brewing Company. A jury trial began on March 7, 2022. The jury concluded that trademark infringement had occurred and awarded Stone Brewing Company $56.0 million in damages. On October 24, 2023, MCBC USA filed a notice of appeal in the 9th Circuit Court of Appeals and on December 30, 2024, the 9th Circuit affirmed the judgment. As of December 31, 2024, our Company had recorded an accrued liability of $60.6 million within accounts payable and other current liabilities on our consolidated balance sheets and on January 29, 2025, our Company paid $60.6 million as final resolution of this matter.
Regulatory Contingencies
The Province of Ontario and Molson Canada 2005, a wholly owned indirect subsidiary of our Company, Labatt Brewing Company Limited, Sleeman Breweries Ltd. (collectively, the "Representative Owners") and BRI, operating under the name The Beer Store ("TBS") are parties to a Master Framework Agreement ("MFA") that dictates the terms of the beer distribution and retail systems in the Province of Ontario. In December 2023, the Province of Ontario notified the Representative Owners and TBS that it would not be renewing the MFA after its initial expiration date of December 31, 2025. An Early Implementation Agreement ("EIA") was entered into on May 23, 2024, between the Province of Ontario, the Representative Owners and TBS concerning the intended features of the future marketplace for beer distribution and retail systems in the Province of Ontario. The EIA was effective July 18, 2024, with provisions continuing until December 31, 2030, except certain provisions which ended December 31, 2025. TBS shall remain the primary distributor of beer to all retailers from the commencement date of the EIA to the end of the agreement, December 31, 2030. In summary, the EIA removed grocery store pack size restrictions on beer, wine, cider and RTDs as of July 18, 2024, in addition to allowing for the expansion of licensed sale of beer, wine and RTDs to all convenience stores which began on September 5, 2024 and all eligible grocery and big-box grocery stores which began on October 31, 2024.

Under the EIA, the Province of Ontario provided CAD 225 million to TBS to financially support the operation of the agreed upon retail footprint during the interim period between the commencement date of the EIA and December 31, 2025. The EIA required TBS to maintain at least 386 retail locations in Ontario to support recycling, cash and carry and to preserve employment through June 30, 2025 and to maintain a minimum of 300 stores from July 1, 2025 until December 31, 2025. From January 1, 2026 onward, TBS has the sole and absolute discretion to maintain or close any retail location. Due to the increased competition from grocery stores and convenience stores, TBS closed stores during the year ended December 31, 2025 and anticipates closing additional stores in the year ending December 31, 2026.
We continue to evaluate the impact of the new marketplace for beer distribution and retail systems in the Province of Ontario on our results of operations.
Environmental
When we determine it is probable that a liability for environmental matters or other legal actions exists and the amount of the loss is reasonably estimable, an estimate of the future costs is recorded as a liability in the financial statements. Costs that extend the life, increase the capacity or improve the safety or efficiency of our assets or are incurred to mitigate or prevent future environmental contamination may be capitalized. Other environmental costs are expensed when incurred. Total environmental expenditures recognized for the years ended December 31, 2025, 2024 and 2023 were immaterial to our consolidated statements of operations.
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
Waste Management provides us with updated annual cost estimates through 2032. We review these cost estimates in the assessment of our accrual related to this issue. Our expected liability is based on the best estimates available.
Based on the assumptions utilized, the present value and gross amount of the costs as of December 31, 2025 are approximately $5 million and $6 million, respectively. Cost estimates were discounted using a 3.94% risk-free rate of return. We did not assume any future recoveries from insurance companies in the estimate of our liability and none are expected.
Considering the estimates extend through the year 2032 and the related uncertainties at the site, including what additional remedial actions may be required by the EPA, new technologies and what costs we are required to cover, the estimate of our liability may change as further facts develop. We cannot predict the amount of any such change, but additional accruals in the future are possible.
Other
In prior years, we were notified by the EPA and certain state environmental divisions that we are a PRP, along with other parties, at certain sites in New Jersey, Georgia, and California. Certain former non-beer business operations, which we discontinued use of and subsequently sold, were involved at these sites. Potential losses associated with these sites could increase as remediation planning progresses.
We are aware of groundwater contamination at some of our properties in Colorado resulting from historical, ongoing or nearby activities. There may also be other contamination of which we are currently unaware.

14. Stockholders' Equity
Changes to the number of shares of capital stock outstanding were as follows:

	Common stock outstanding		Exchangeable shares outstanding
	Class A	Class B	Class A	Class B
	(Shares in millions)
Balance as of December 31, 2022	2.6	200.0	2.7	11.0
Shares issued under equity compensation plans	—	0.4	—	—
Purchase of treasury shares	—	(3.4)	—	—
Shares exchanged for common stock	—	1.6	—	(1.6)
Balance as of December 31, 2023	2.6	198.6	2.7	9.4
Shares issued under equity compensation plans	—	0.8	—	—
Purchase of treasury shares	—	(10.9)	—	—
Shares exchanged for common stock	—	2.2	—	(2.2)
Balance as of December 31, 2024	2.6	190.7	2.7	7.2
Shares issued under equity compensation plans	—	0.5	—	—
Purchase of treasury shares	—	(12.9)	—	—
Shares exchanged for common stock	—	0.1	—	(0.1)
Balance as of December 31, 2025	2.6	178.4	2.7	7.1
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

Share Repurchase Program
On September 29, 2023, our Board approved a share repurchase program authorizing the repurchase of up to an aggregate of $2.0 billion of our Class B common stock excluding brokerage commissions and excise taxes, with an expected program term of five years. This repurchase program replaces and supersedes any repurchase program previously approved by our Board, including the program approved during the first quarter of 2022. The number, price, structure and timing of the repurchases under the program, if any, will be at our sole discretion and future repurchases will be evaluated by us depending on market conditions, liquidity needs, restrictions under our debt agreements and other factors. Share repurchases may be made on the open market, in structured transactions, or in privately negotiated transactions. The repurchase authorization does not oblige us to acquire any particular amount of our Class B common stock. The Board may suspend, modify or terminate the repurchase program at any time without prior notice.
The following table presents the shares repurchased and aggregate cost, including brokerage commissions and excise taxes incurred, under the current and superseded share repurchase programs for the years ended December 31, 2025, 2024 and 2023.

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Shares repurchased	12,906,851	10,907,779	3,454,694
Aggregate cost (in millions)	$658.1	$645.2	$212.7
On February 9, 2026, our Board approved an increase to the existing Class B common stock repurchase program by $2.0 billion, for an aggregate authorization of up to $4.0 billion, and an extension of the duration of the Class B common stock repurchase program to December 31, 2031. Including this increase, approximately $2.6 billion remains available for repurchase under the Class B common stock repurchase program as of December 31, 2025.
15. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2022	$(875.2)	$32.2	$(335.1)	$(27.4)	$(1,205.5)
Foreign currency translation adjustments	113.5	—	—	—	113.5
Cumulative translation adjustment reclassified from other comprehensive income (loss)(1)	(0.7)	—	—	—	(0.7)
Gain (loss) recognized on net investment hedges	(26.5)	—	—	—	(26.5)
Unrealized gain (loss) recognized on derivative instruments	—	(3.6)	—	—	(3.6)
Derivative instrument activity reclassified from other comprehensive income (loss)	—	1.3	—	—	1.3
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	(8.5)	—	(8.5)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(15.0)	—	(15.0)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	15.4	15.4
Tax benefit (expense)	10.9	0.7	5.9	(4.2)	13.3
As of December 31, 2023	$(778.0)	$30.6	$(352.7)	$(16.2)	$(1,116.3)
Foreign currency translation adjustments	(339.9)	—	—	—	(339.9)
Cumulative translation adjustment reclassified from noncontrolling interest to accumulated other comprehensive income (loss)(2)	(3.5)	—	—	—	(3.5)
Gain (loss) recognized on net investment hedges	54.6	—	—	—	54.6

Unrealized gain (loss) recognized on derivative instruments	—	70.6	—	—	70.6
Derivative instrument activity reclassified from other comprehensive income (loss)	—	(0.3)	—	—	(0.3)
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	(10.1)	—	(10.1)
Pension and other postretirement activity reclassified from other comprehensive income (loss)(3)	—	—	24.3	—	24.3
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(0.5)	(0.5)
Tax benefit (expense)	(20.2)	(17.3)	(3.9)	0.1	(41.3)
As of December 31, 2024	$(1,087.0)	$83.6	$(342.4)	$(16.6)	$(1,362.4)
Foreign currency translation adjustments	369.3	—	—	—	369.3
Gain (loss) recognized on net investment hedges	(110.8)	—	—	—	(110.8)
Unrealized gain (loss) recognized on derivative instruments	—	(19.5)	—	—	(19.5)
Derivative instrument activity reclassified from other comprehensive income (loss)	—	(1.1)	—	—	(1.1)
Net change in pension and other postretirement benefit assets and liabilities recognized in other comprehensive income (loss)	—	—	29.0	—	29.0
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(7.6)	—	(7.6)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	1.6	1.6
Tax benefit (expense)	30.9	5.2	(5.8)	(0.4)	29.9
As of December 31, 2025	$(797.6)	$68.2	$(326.8)	$(15.4)	$(1,071.6)
(1)As a result of the sale of our interest in Truss, the associated cumulative foreign currency translation adjustment was reclassified from AOCI. The impact of the cumulative foreign currency translation adjustment was recorded in other operating income (expense), net, as a component of the loss on sale when the entity was disposed during the third quarter of 2023.
(2)Our partner in the CBPL U.K. partnership agreement exercised a put option in March 2024 which triggered the NCI to become mandatorily redeemable and required reclassification to accounts payable and other current liabilities in the consolidated balance sheets. The cumulative translation adjustment recorded on the mandatorily redeemable NCI was reclassified to AOCI. See further discussion of this transaction in Note 1. "Basis of Presentation and Summary of Significant Accounting Policies."
(3)This is inclusive of a settlement loss of $34.0 million recorded as a result of the purchase of annuity contracts for two of our Canadian pension plans which transferred pension plan liabilities, along with the associated administration of benefits, to an insurance company using the plan's respective pension plan assets during the third quarter of 2024.
We have significant levels of net assets denominated in currencies other than the USD due to our operations in foreign countries, and therefore, we recognize OCI gains and/or losses when those items are translated, at the spot rate, to USD. The foreign currency translation adjustment gains during 2025 were primarily due to the strengthening of the CAD and certain other currencies of our Europe operations versus the USD. The foreign currency translation adjustment losses during 2024 were primarily due to the weakening of the CAD and certain currencies of our Europe operations versus the USD. The foreign currency translation adjustment gains during 2023 were primarily due to the strengthening of the CAD, GBP, EUR and certain other currencies of our Europe operations versus the USD.

Reclassifications from AOCI

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	Reclassifications from AOCI			Locations of Reclassifications
	(In millions)
Gain/(loss) on cash flow hedges
Forward starting interest rate swaps	$(2.4)	$(3.4)	$(5.2)	Interest expense, net
Foreign currency forwards	4.2	4.4	4.9	Cost of goods sold
Foreign currency forwards	(0.7)	(0.7)	(1.0)	Other non-operating income (expense), net
Total income (loss) reclassified, before tax	$1.1	$0.3	$(1.3)
Income tax benefit (expense)	(0.3)	(0.1)	0.4
Net income (loss) reclassified, net of tax	$0.8	$0.2	$(0.9)

Amortization of defined benefit pension and other postretirement benefit plan items
Prior service benefit (cost)	$2.2	$0.4	$0.4	Other pension and postretirement benefits (costs), net
Net actuarial gain (loss) and settlement	5.4	(24.7)	14.6	Other pension and postretirement benefits (costs), net
Total income (loss) reclassified, before tax	$7.6	$(24.3)	$15.0
Income tax benefit (expense)	(2.1)	6.7	(3.8)
Net income (loss) reclassified, net of tax	$5.5	$(17.6)	$11.2

Other reclassifications from AOCI
Cumulative translation adjustment resulting from sale of disposal groups	$—	$—	$0.7	Other operating income (expense), net
Net income (loss) reclassified, net of tax	$—	$—	$0.7

Total income (loss) reclassified, net of tax	$6.3	$(17.4)	$11.0
16. Share-Based Payments
We have one share-based compensation plan, the MCBC Incentive Compensation Plan (the "Incentive Compensation Plan"), as of December 31, 2025 and all outstanding awards fall under this plan.
Incentive Compensation Plan
We issue the following types of awards related to shares of Class B common stock to certain directors, officers and other eligible employees, pursuant to the Incentive Compensation Plan: RSUs, DSUs, PSUs and stock options.
RSU awards are issued based upon the market value equal to the price of our Class B common stock at the date of grant and generally vest over a period of three years. During the years ended December 31, 2025, 2024 and 2023, we granted 0.5 million, 0.4 million and 0.5 million RSUs, respectively, each with a weighted-average market value of $58.00, $61.89 and $54.97, respectively. Prior to vesting, RSUs have no voting rights but participate in dividends.
DSU awards, under the Directors' Stock Plan pursuant to the Incentive Compensation Plan, are granted based on elections made by non-employee directors of MCBC that enable them to receive all or one-half of their annual cash retainer in the form of DSUs or stock. The DSU awards are issued at the market value equal to the price of our stock at the date of the grant. The DSUs are paid in shares of stock upon termination of service. Prior to vesting, DSUs have no voting rights but participate in dividends. During the years ended December 31, 2025, 2024 and 2023, we granted a small number of DSUs.

PSU awards are granted with a target value established at the date of grant and vest upon completion of a service requirement. The settlement amount of the PSUs is determined based on market and performance metrics, which include our total shareholder return performance relative to the stock market index defined by each award and specified internal performance metrics designed to drive greater shareholder return. PSU compensation expense is based on fair values assigned to the market and performance metrics upon grant. For the PSUs granted in 2023, the market metric is based upon a Monte Carlo model, with the market metric remaining constant throughout the vesting period of three years while the performance metric is based upon the market value equal to the price of our stock at the date of grant, varying based on a multiplier tied to projected performance metric attainment. Beginning in 2024, we granted PSU awards that had a performance metric with a market metric modifier, for which a fair value was assigned for the award upon grant utilizing a Monte Carlo model and total expense is based on the projected performance metric attainment. During the years ended December 31, 2025, 2024 and 2023, we granted 0.3 million, 0.2 million and 0.3 million PSUs, respectively, each with a weighted-average fair value of $62.96, $64.83 and $62.31, respectively.
Stock options are granted with an exercise price equal to the market value of a share of Class B common stock on the date of grant. Stock options have a term of ten years and generally vest over three years. Beginning in 2024, the pool of recipients for stock options expanded to include additional employees. During the years ended December 31, 2025, 2024 and 2023, we granted 0.9 million, 0.8 million and 0.2 million options, respectively, each with a weighted-average fair value of $15.15, $16.13 and $13.38, respectively.
RSU and PSU awards entitle participants to receive dividends earned during the vesting period, subject to the performance, vesting and other conditions, including forfeiture, applicable to the respective awards.
The following table presents the pretax and after tax share-based compensation expense.

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Pretax share-based compensation expense	$35.0	$43.1	$44.9
Tax benefit	(5.2)	(8.5)	(7.8)
After tax share-based compensation expense	$29.8	$34.6	$37.1
As of December 31, 2025, there was $39.3 million of total unrecognized compensation cost from all share-based compensation arrangements granted under the Incentive Compensation Plan related to unvested awards. This total compensation expense is expected to be recognized over a weighted-average period of 1.8 years.
The following table presents the activity for RSUs, DSUs and PSUs. PSUs are presented at the target number of shares until vesting or cancellation occurs based on final performance attainment.

	RSUs and DSUs		PSUs
	Units	Weighted-average grant date fair value per unit	Units	Weighted-average grant date fair value per unit
	(In millions, except per unit amounts)
Non-vested as of December 31, 2024	1.2	$56.21	0.8	$63.34
Granted	0.5	$58.00	0.3	$62.96
Vested	(0.4)	$53.09	(0.4)	$64.52
Forfeited	(0.1)	$57.78	(0.1)	$63.23
Adjustment for performance results achieved	—	$—	0.1	$66.58
Non-vested as of December 31, 2025	1.2	$58.00	0.7	$63.32
The total intrinsic values of RSUs and DSUs vested during the years ended December 31, 2025, 2024 and 2023 were $24.9 million, $26.2 million and $22.0 million, respectively.

The following table presents the activity for stock options.

	Stock options
	Awards	Weighted- average exercise price per unit	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
	(In millions, except per share amounts and years)
Outstanding as of December 31, 2024	2.1	$59.39	6.8	$6.1
Granted	0.9	$59.30
Exercised	—	$52.39
Forfeited	(0.2)	$59.48
Expired	(0.1)	$75.97
Outstanding as of December 31, 2025	2.7	$59.07	6.5	$0.3
Expected to vest as of December 31, 2025	1.4	$60.41	8.6	$—
Exercisable as of December 31, 2025	1.2	$57.39	3.8	$0.3
The total intrinsic values of exercises during the years ended December 31, 2025, 2024 and 2023 were $0.2 million, $2.2 million and $2.2 million, respectively. Total tax benefits realized, including excess tax benefits, from share-based awards vested or exercised during the years ended December 31, 2025, 2024 and 2023 was $10.6 million, $11.3 million and $5.2 million, respectively.
The shares of Class B common stock to be issued under our equity plans are made available from authorized and unissued MCBC Class B common stock. As of December 31, 2025, there were 6.4 million shares of MCBC Class B common stock available for issuance under the Incentive Compensation Plan.
The fair value of each stock option granted during the years ended December 31, 2025, 2024 and 2023 was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Risk-free interest rate	3.95%	4.09%	4.05%
Dividend yield	3.06%	2.82%	3.04%
Volatility range	26.78% - 31.43%	23.35% - 31.39%	22.62% - 32.04%
Weighted-average volatility	29.80%	28.92%	29.69%
Expected term (years)	6.2	6.2	5.6
Weighted-average fair value	$15.15	$16.13	$13.38
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

The fair values of each PSU granted during the years ended December 31, 2025 and December 31, 2024 and the fair value of the market metric for each PSU granted during the year ended December 31, 2023, were determined on the date of grant using a Monte Carlo model to simulate total stockholder return for MCBC and peer companies with the following weighted-average assumptions.

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Risk-free interest rate	3.93%	4.32%	4.42%
Volatility range	15.73% - 93.26%	15.88% - 66.30%	17.19% - 35.87%
Weighted-average volatility	25.26%	25.38%	32.58%
Expected term (years)	2.8	2.8	2.8
Weighted-average fair market value	$62.96	$64.83	$62.31
The risk-free interest rates utilized for periods throughout the expected term of the PSUs are based on a zero-coupon U.S. Department of Treasury security yield at the time of grant. Expected volatility is based on historical volatility of our stock as well as the stock of our peer firms, as shown within the volatility range above, for a period from the grant date consistent with the expected term. Beginning with the PSU awards granted in 2024, the peer group has been expanded to all companies in the S&P 500. The expected term of PSUs is calculated based on the grant date to the end of the performance period. No dividend yield is utilized in the model as participants are entitled to dividends earned during the vesting period of each respective award.
17. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net within our consolidated statements of operations.

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Restructuring(1)
Employee-related charges	$(39.0)	$(2.6)	$(4.1)
Asset abandonment and other restructuring costs	(25.3)	(104.2)	—
Intangible and tangible asset impairments, excluding goodwill(2)	(273.9)	—	(160.8)
Gains (losses) on disposals and other(1)(3)	2.9	41.4	2.2
Other operating income (expense), net	$(335.3)	$(65.4)	$(162.7)
(1)On October 20, 2025, we announced an Americas Restructuring Plan designed to create a leaner, more agile Americas segment while advancing our ability to reinvest in the business and position us for future growth. The plan resulted in charges of $28.7 million, primarily related to severance payments and post-employment benefits, recorded to other operating income (expense), net in our consolidated statements of operations during the year ended December 31, 2025.
During the year ended December 31, 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges, including accelerated depreciation in excess of normal depreciation. We recorded accelerated depreciation in excess of normal depreciation of $17.9 million and $93.6 million during the years ended December 31, 2025 and December 31, 2024, respectively. In addition, during the year ended December 31, 2024, we recognized a loss of $41.2 million related to the disposal of the sold businesses. Restructuring charges related to these actions are complete.
(2)During the years ended December 31, 2025 and December 31, 2023, we recognized partial impairment charges of $198.6 million and $160.7 million, respectively, related to the Staropramen family of brands indefinite-lived intangible asset in our EMEA&APAC segment. Also, during the year ended December 31, 2025, we recognized a full impairment charge of $75.3 million related to the Blue Run Spirits definite-lived intangible asset in our Americas segment. See Note 6, "Goodwill and Intangible Assets" for further discussion related to the intangible asset impairments that occurred during the year ended December 31, 2025.

(3)During the year ended December 31, 2024, we further increased our investment in ZOA resulting in consolidation and recognized a gain of $77.9 million representing the difference between the fair value and the carrying value of our previously held equity interest on the acquisition date.
During the year ended December 31, 2023, we sold our 57.5% controlling interest in Truss in Canada to Tilray Brands and recognized a loss of $11.1 million upon the deconsolidation of the business.
The below table presents a rollforward of the Americas Restructuring Plan accrued restructuring balance related to employee-related charges.

(In millions)
Balance as of December 31, 2024	$—
Charges incurred and changes in estimates	28.5
Payments made	(0.2)
Balance as of December 31, 2025	$28.3
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
Our Company’s Chief Operating Decision Maker ("CODM") who reviews our two reporting segments is the President and Chief Executive Officer. The primary measure of profitability is income (loss) before income taxes. The CODM assesses income (loss) before income taxes to compare current results to budgeted and prior year results at the segment level to assess segment performance. This metric is also used to evaluate the income (loss) generated from segment assets and deciding whether to reinvest in the segment, reallocate resources to another segment, or for other purposes such as dividends or share repurchases.
Reporting Segments
Americas
Our Americas segment consists of the production, importing, marketing, distribution and sales of our owned brands, partner brands and licensed brands in the U.S., Canada and various countries in Latin America. We have agreements to brew, import, package, market, promote, distribute and/or sell certain products in the Americas as well as joint venture arrangements in Canada to distribute beer in Ontario and the western provinces of Canada.
EMEA&APAC
Our EMEA&APAC segment consists of the production, marketing and sales of our owned brands, partner brands and licensed brands in the U.K., Central Europe and various other European countries, along with certain countries within the Middle East, Africa and Asia Pacific regions. The EMEA&APAC segment includes the sale of factored brands in the U.K. which occurs when we distribute beer, wine, spirits and other products owned and produced by other companies to the on-premise channel such as bars and restaurants.
Unallocated
We also have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment. Meanwhile, all other components remain in Unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the years ended December 31, 2025, 2024 or 2023.

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
The following tables present net sales and other activity by segment to arrive at income (loss) before income taxes as well as a reconciliation of amounts shown as income (loss) before income taxes to net income (loss) attributable to MCBC:

	Year ended December 31, 2025
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$8,712.8	$2,455.7	$—	$(27.7)	$11,140.8
Cost of goods sold	(5,285.8)	(1,656.5)	48.4	27.7	(6,866.2)
Marketing and sales expenses	(1,082.5)	(248.0)	—	—	(1,330.5)
General and administrative expenses	(959.2)	(354.2)	—	—	(1,313.4)
Goodwill impairment	(3,645.7)	—	—	—	(3,645.7)
Other operating income (expense), net	(125.0)	(210.3)	—	—	(335.3)
Equity income (loss)	13.4	—	—	—	13.4
Interest expense	(2.4)	(4.3)	(241.2)	—	(247.9)
Interest income	—	0.3	20.3	—	20.6
Other segment items(1)	30.8	4.2	11.2	—	46.2
Income (loss) before income taxes	$(2,343.6)	$(13.1)	$(161.3)	$—	$(2,518.0)
Income tax benefit (expense)					337.8
Net income (loss)					(2,180.2)
Net (income) loss attributable to noncontrolling interests					40.6
Net income (loss) attributable to MCBC					$(2,139.6)

	Year ended December 31, 2024
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$9,240.2	$2,411.1	$—	$(24.3)	$11,627.0
Cost of goods sold	(5,561.8)	(1,588.9)	32.8	24.3	(7,093.6)
Marketing and sales expenses	(1,103.8)	(252.7)	—	—	(1,356.5)
General and administrative expenses	(985.8)	(375.2)	—	—	(1,361.0)
Other operating income (expense), net	(71.3)	5.9	—	—	(65.4)
Equity income (loss)	2.7	—	—	—	2.7
Interest expense	(1.7)	(50.9)	(230.1)	—	(282.7)
Interest income	0.3	0.4	34.7	—	35.4
Other segment items(1)	4.5	(4.4)	(3.0)	—	(2.9)
Income (loss) before income taxes	$1,523.3	$145.3	$(165.6)	$—	$1,503.0
Income tax benefit (expense)					(345.3)
Net income (loss)					1,157.7
Net (income) loss attributable to noncontrolling interests					(35.3)
Net income (loss) attributable to MCBC					$1,122.4

	Year ended December 31, 2023
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$9,425.2	$2,296.1	$—	$(19.2)	$11,702.1
Cost of goods sold	(5,684.0)	(1,575.0)	(93.5)	19.2	(7,333.3)
Marketing and sales expenses	(1,136.6)	(236.8)	—	—	(1,373.4)
General and administrative expenses	(1,049.7)	(356.8)	—	—	(1,406.5)
Other operating income (expense), net	1.9	(164.6)	—	—	(162.7)
Equity income (loss)	12.0	—	—	—	12.0
Interest expense	(1.4)	(4.6)	(228.0)	—	(234.0)
Interest income	0.7	0.7	24.0	—	25.4
Other segment items(1)	(1.4)	(0.1)	24.4	—	22.9
Income (loss) before income taxes	$1,566.7	$(41.1)	$(273.1)	$—	$1,252.5
Income tax benefit (expense)					(296.1)
Net income (loss)					956.4
Net (income) loss attributable to noncontrolling interests					(7.5)
Net income (loss) attributable to MCBC					$948.9
(1)Other segment items include other pension and postretirement benefit (cost), net and other non-operating income (expense), net.
The following table presents total assets by segment as of December 31, 2025 and December 31, 2024:

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Americas	$19,237.9	$22,706.8
EMEA&APAC	3,500.5	3,357.5
Consolidated	$22,738.4	$26,064.3
The following table presents total property, plant and equipment depreciation and intangible asset amortization as well as total capital expenditures by segment for the years ended December 31, 2025, 2024 and 2023:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
Depreciation and amortization
Americas	$525.6	$592.9	$514.4
EMEA&APAC	185.7	166.5	168.4
Consolidated	$711.3	$759.4	$682.8
Capital expenditures
Americas	$521.7	$487.9	$525.8
EMEA&APAC	194.9	186.2	145.7
Consolidated	$716.6	$674.1	$671.5

The following table presents net sales by geography based on the location of the customer:

	For the years ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In millions)
Net sales to unaffiliated customers
United States and its territories	$7,346.4	$7,823.0	$8,059.6
Canada	1,243.7	1,278.3	1,224.0
United Kingdom	1,438.5	1,372.7	1,313.7
Other countries(1)	1,112.2	1,153.0	1,104.8
Consolidated net sales	$11,140.8	$11,627.0	$11,702.1
(1)Reflects net sales within certain countries in Europe, Latin America, the Middle East, Africa and Asia. No individual country within the other countries line has total net sales exceeding 10% of total consolidated net sales.
The following table presents property, plant and equipment, net and operating ROU assets by geographic location. See Note 8, "Leases" for further information on our operating ROU assets and Note 5, "Property, Plant and Equipment" for further information on our property, plant and equipment, net:

	As of
	December 31, 2025	December 31, 2024
	(In millions)
Property, plant and equipment, net and operating ROU assets
United States and its territories	$3,049.5	2,850.2
Canada	866.1	874.9
United Kingdom	507.2	450.8
Other countries(1)	539.9	473.5
Consolidated property, plant and equipment, net and operating ROU assets	$4,962.7	$4,649.4
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.

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
Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework and criteria established in Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
An independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which appears in Part II—Item 8 Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Starting with the third quarter of 2025, our Company is in the process of a multi-year ERP system implementation. As the ERP system implementation progresses, our Company may change our processes and procedures which, in turn, could result in changes to our internal control over financial reporting. As such changes occur, our Company will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025.

Equity Compensation Plan Information
The following table summarizes information about the Incentive Compensation Plan as of December 31, 2025. All outstanding awards shown in the table below relate to our Class B common stock.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders(1)	4,657,835	$59.07	6,398,824
Equity compensation plans not approved by security holders	—	$0.00	—
Total	4,657,835	$59.07	6,398,824
(1)Under the Incentive Compensation Plan, we may issue RSUs, DSUs, PSUs and stock options. On May 14, 2025, the Incentive Compensation Plan was amended and restated, increasing the number of shares of our Company's Class B common stock that may be issued under the Plan by 5,000,000 shares. The number of securities to be issued upon exercise of outstanding awards includes 1,239,066 RSUs and DSUs, 749,325 PSUs (assuming the target award is met) and 2,669,444 options outstanding as of December 31, 2025. See Part II—Item 8 Financial Statements and Supplementary Data, Note 16, "Share-Based Payments" for further discussion. Outstanding RSUs, DSUs and PSUs do not have exercise prices and therefore have been disregarded for purposes of calculating the weighted-average exercise price.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2025.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
The following are filed or incorporated by reference as a part of this Annual Report on Form 10-K:
(1)Management's Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Stockholders' Equity and Noncontrolling Interests for the years ended December 31, 2025, December 31, 2024 and December 31, 2023
Notes to Consolidated Financial Statements
(2)Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2025, December 31, 2024 and December 31, 2023

(3)Exhibit list

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Molson Coors Beverage Company, as amended to date.	10-K	3.1	February 12, 2020
3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company.	8-K	3.1	May 23, 2022
4.1.1	Specimen Class A Common Stock Certificate.	10-K	4.1.1	February 12, 2020
4.1.2	Specimen Class B Common Stock Certificate.	10-K	4.1.2	February 12, 2020
4.2.1	Indenture, dated as of May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	May 3, 2012
4.2.2	First Supplemental Indenture, dated as of May 3, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.2	May 3, 2012
4.2.3	Second Supplemental Indenture, dated as of June 15, 2012, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.8	August 8, 2012
4.2.4	Third Supplemental Indenture, dated as of May 13, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	June 28, 2016
4.2.5	Fourth Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.9	November 1, 2016
4.2.6	Fifth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.10	November 1, 2016
4.2.7	Sixth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.2.7	February 14, 2017
4.2.8	Seventh Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated May 3, 2012, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.1.8	February 14, 2018
4.2.9	Eighth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated May 3, 2012, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.1	October 29, 2020
4.2.10	Form of 5.000% Senior Notes due 2042.	8-K	4.2	May 3, 2012

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.3	Registration Rights Agreement, dated as of February 9, 2005, by and among Adolph Coors Company, Pentland Securities (1981) Inc., 4280661 Canada Inc., Nooya Investments Ltd., Lincolnshire Holdings Limited, 4198832 Canada Inc., BAX Investments Limited, 6339522 Canada Inc., Barleycorn Investments Ltd., DJS Holdings Ltd., 6339549 Canada Inc., Hoopoe Holdings Ltd., 6339603 Canada Inc., and The Adolph Coors, Jr. Trust dated September 12, 1969.	8-K	99.2	February 15, 2005
4.4.1	Indenture, dated as of July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.1	July 7, 2016
4.4.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and paying agent.	8-K	4.2	July 7, 2016
4.4.3	Second Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	8-K	4.3	July 7, 2016
4.4.4	Third Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.14	November 1, 2016
4.4.5	Fourth Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.15	November 1, 2016
4.4.6	Fifth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.5.6	February 14, 2017
4.4.7	Sixth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors Brewing Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-K	4.8.7	February 14, 2018
4.4.8	Seventh Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors Beverage Company, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.	10-Q	4.3	October 29, 2020
4.4.9	Form of 3.000% Senior Notes due 2026.	8-K	4.3	July 7, 2016
4.4.10	Form of 4.200% Senior Notes due 2046.	8-K	4.3	July 7, 2016
4.5.1	Indenture, dated as of July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.9	July 7, 2016
4.5.2	First Supplemental Indenture, dated as of July 7, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, Molson Coors Brewing Company, as parent, the subsidiary guarantors named therein and Computershare Trust Company of Canada, as trustee.	8-K	4.10	July 7, 2016

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
4.5.3	Second Supplemental Indenture, dated as of August 19, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.7	November 1, 2016
4.5.4	Third Supplemental Indenture, dated as of September 30, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.8	November 1, 2016
4.5.5	Fourth Supplemental Indenture, dated as of October 11, 2016, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.11.5	February 14, 2017
4.5.6	Fifth Supplemental Indenture, dated as of January 11, 2018, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-K	4.14.6	February 14, 2018
4.5.7	Sixth Supplemental Indenture, dated as of August 31, 2020, to the Indenture dated July 7, 2016, by and among Molson Coors International LP, the guarantors named therein and Computershare Trust Company of Canada, as trustee.	10-Q	4.4	October 29, 2020
4.5.8	Form of 3.440% Senior Notes due 2026.	8-K	4.10	July 7, 2016
4.6.1	Indenture, dated as of May 29, 2024, among Molson Coors Beverage Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, as Trustee.	8-K	4.1	May 29, 2024
4.6.2	First Supplemental Indenture, dated as of May 29, 2024, among Molson Coors Beverage Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, as Trustee.	8-K	4.2	May 29, 2024
4.6.3	Form of 3.800% Senior Notes due 2032.	8-K	4.2	May 29, 2024
4.7	Description of Registrant's Capital Stock.				X
4.8	Description of Registrant's 3.800% Senior Notes due 2032.				X
10.1*	Amended and Restated Molson Coors Brewing Company Directors' Stock Plan effective May 31, 2012.	10-Q	10.7	August 8, 2012
10.2.1*	Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan.	8-K	10.1	May 28, 2021
10.2.2*	Molson Coors Beverage Company Incentive Compensation Plan, as amended and restated	8-K	10.1	May 16, 2025
10.2.3*	Form of Directors DSU Award Statement pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.2.4	February 14, 2017
10.2.4*	Form of Stock Option pursuant to the Amended and Restated Molson Coors Brewing Company Incentive Compensation Plan.	10-K	10.7.8	February 12, 2015
10.2.5*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.7	February 23, 2022

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.2.6*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2024.	10-Q	10.4	April 30, 2024
10.2.7*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2024 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.7	April 30, 2024
10.2.8*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2024 applicable to Gavin D.K. Hattersley.	10-Q	10.10	April 30, 2024
10.2.9*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2025.	10-Q	10.3	May 8, 2025
10.2.10*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2025 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.6	May 8, 2025
10.2.11*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2025 applicable to Gavin D.K. Hattersley.	10-Q	10.9	May 8, 2025
10.2.12*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-Q	10.6	May 2, 2023
10.2.13*	Form of Director Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.9	February 23, 2022
10.2.14*	Form of Nonqualified Stock Option pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.10	February 23, 2022
10.2.15*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024.	10-Q	10.2	April 30, 2024
10.2.16*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.5	April 30, 2024
10.2.17*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to Gavin D.K. Hattersley.	10-Q	10.8	April 30, 2024
10.2.18*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025.	10-Q	10.1	May 8, 2025

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.2.19*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.4	May 8, 2025
10.2.20*	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to Gavin D.K. Hattersley.	10-Q	10.7	May 8, 2025
10.2.21*	Form of Cash-Settled Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2020.	10-K	10.2.11	February 23, 2022
10.2.22*	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022.	10-Q	10.1	May 3, 2022
10.2.23*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.2	May 3, 2022
10.2.24*	Form of Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2022 applicable to Gavin D.K. Hattersley.	10-Q	10.3	May 3, 2022
10.2.25*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2023.	10-Q	10.6	May 2, 2023
10.2.26*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024.	10-Q	10.3	April 30, 2024
10.2.27*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.6	April 30, 2024
10.2.28*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2024 applicable to Gavin D.K. Hattersley.	10-Q	10.9	April 30, 2024
10.2.29*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to employees not based in the Latin America region.	10-Q	10.2	May 8, 2025
10.2.30*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to employees at Global Grading System 18 and higher (except for Gavin D.K. Hattersley).	10-Q	10.5	May 8, 2025

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.2.31*	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2025 applicable to Gavin D.K. Hattersley.	10-Q	10.8	May 8, 2025
10.2.32*	Form of Restricted Stock Unit Agreement dated April 14, 2025 pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan applicable to Tracey I. Joubert.	10-Q	10.1	August 5, 2025
10.2.33*	Form of Restricted Stock Unit Agreement dated April 14, 2025 pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan applicable to, among others, Michelle St. Jacques and Natalie G. Maciolek.	10-Q	10.2	August 5, 2025
10.3*	Form of Executive Continuity and Protection Program Letter Agreement.	10-Q	10.7	May 11, 2005
10.4*	Molson Coors Deferred Compensation Plan, as amended and restated effective January 1, 2018.	8-K	10.1	May 25, 2018
10.5*	Molson Coors Brewing Company Amended and Restated Change in Control Protection Program dated as of July 18, 2019.	8-K	10.1	July 24, 2019
10.6*	Offer Letter, dated as of November 22, 2016, by and between Molson Coors Brewing Company and Tracey Joubert.	8-K	10.1	November 25, 2016
10.7.1*	Offer Letter, dated as of July 30, 2019, by and between Molson Coors Brewing Company and Gavin D.K. Hattersley.	8-K	10.1	July 31, 2019
10.7.2*	Advisory Offer Letter, dated September 19, 2025, by and between Molson Coors Beverage Company and Gavin D.K. Hattersley.	8-K	10.2	September 19, 2025
10.8.1*	Offer Letter, dated February 23, 2023, by and between Molson Coors Beverage Company and Michelle St. Jacques.	8-K	10.1	February 28, 2023
10.8.2*	General Waiver and Release Agreement entered into by Michelle St. Jacques dated November 14, 2025.	8-K	10.1	November 20, 2025
10.9*	Offer Letter, dated July 21, 2023, by and between Molson Coors Beverage Company and Natalie G. Maciolek.	10-Q	10.1	April 30, 2024
10.10*	Offer Letter, dated September 19, 2025, by and between Molson Coors Beverage Company and Rahul Goyal	8-K	10.1	September 19, 2025
10.11.1*	Directors Service Agreement, dated January 1, 2022, by and between Zagrebačka Pivovara d.o.o. and Sergii Ieskov.	10-Q	10.2	May 2, 2023
10.11.2*	Mutual Agreement on Termination between Sergii Ieskov, Zagrebačka Pivovara d.o.o., and Molson Coors Beverage Company dated October 17, 2024.	8-K	10.1	October 18, 2024
10.12.1**	Amended and Restated Credit Agreement, dated June 26, 2023, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, the lenders party thereto, and Citibank, N.A., as administrative agent.	8-K	10.1	June 28, 2023
10.12.2**	Amended and Restated Subsidiary Guarantee Agreement, dated June 26, 2023, by and among Molson Coors Beverage Company, Molson Coors Brewing Company (UK) Limited, Molson Canada 2005, Molson Coors Canada Inc., Molson Coors International LP, each subsidiary listed on Schedule I thereto, and Citibank, N.A., as administrative agent.	8-K	10.2	June 28, 2023

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Document Description	Form	Exhibit	Filing Date
10.12.3	Amendment No. 1 and Extension Agreement, dated as of June 3, 2024, by and among Molson Coors Beverage Company, the Extending Lenders party thereto and Citibank, N.A., as Administrative Agent.	8-K	10.1	June 7, 2024
10.12.4	Extension Agreement, dated as of June 26, 2025, by and among Molson Coors Beverage Company, the Extending Lenders party thereto and Citibank, N.A., as Administrative Agent	8-K	10.1	June 26, 2025
10.13	Form of Commercial Paper Dealer Agreement.	8-K	10.3	July 13, 2017
10.14	Form of Amendment to Commercial Paper Dealer Agreement.	10-K	10.12	February 21, 2023
19	Insider Trading Policy.	10-K	19	February 20, 2024
21	Subsidiaries of the Registrant.				X
22	Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm.				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).				XX
97*	Global Incentive Compensation Clawback Policy.	10-K	97	February 20, 2024
101.INS***	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH***	XBRL Taxonomy Extension Schema Document.				X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				X
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
(c)Other Financial Statement Schedules

SCHEDULE II
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Foreign exchange impact	Balance at end of year
Deferred tax valuation allowance
Year ended
December 31, 2025	$79.9	$30.7	$(8.0)	$2.8	$105.4
December 31, 2024	$61.9	$29.3	$(9.6)	$(1.7)	$79.9
December 31, 2023	$57.2	$13.2	$(10.2)	$1.7	$61.9
Additional amounts related to the deferred tax valuation allowance are primarily due to lower 2025 and future forecasted results, which resulted in a higher reserve for certain deferred tax assets that are now expected to expire before they can be utilized.
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
MOLSON COORS BEVERAGE COMPANY

By	/s/ RAHUL GOYAL	President, Chief Executive Officer and Director (Principal Executive Officer)
Rahul Goyal
February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By	/s/ RAHUL GOYAL	President, Chief Executive Officer and Director (Principal Executive Officer)
Rahul Goyal
By	/s/ TRACEY I. JOUBERT	Chief Financial Officer (Principal Financial Officer)
Tracey I. Joubert
By	/s/ ROXANNE M. STELTER	Vice President and Controller (Principal Accounting Officer)
Roxanne M. Stelter
By	/s/ DAVID S. COORS	Chair and Director
David S. Coors
By	/s/ GEOFFREY E. MOLSON	Vice Chair and Director
Geoffrey E. Molson
By	/s/ CHRISTIAN COCKS	Director
Christian Cocks
By	/s/ PETER J. COORS	Director
Peter J. Coors

By	/s/ ROGER G. EATON	Director
Roger G. Eaton
By	/s/ MARY LYNN FERGUSON-MCHUGH	Director
Mary Lynn Ferguson-McHugh
By	/s/ CHARLES M. HERINGTON	Director
Charles M. Herington
By	/s/ ANDREW T. MOLSON	Director
Andrew T. Molson
By	/s/ NESSA O'SULLIVAN	Director
Nessa O'Sullivan
By	/s/ H. SANFORD RILEY	Director
H. Sanford Riley
By	/s/ JILL TIMM	Director
Jill Timm
By	/s/ LEROY J. WILLIAMS, JR.	Director
Leroy J. Williams, Jr.
By	/s/ JAMES A. WINNEFELD, JR.	Director
James A. Winnefeld, Jr.
February 18, 2026