Form 10-Q
period 2026-03-31
MOLSON COORS BEVERAGE CO
filed 2026-04-30
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 23, 2026:
Class A Common Stock — 2,563,034 shares
Class B Common Stock — 175,215,417 shares
Exchangeable shares:
As of April 23, 2026, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, with respect to, among others, expectations and impacts of macroeconomic forces, beverage industry trends, cost inflation and tariffs, commodity prices, consumer preferences and limited disposable income, overall volume and market share trends, our competitive position, execution of our strategic priorities, anticipated results, pricing trends, cost reduction strategies, including the Americas Restructuring Plan announced in October of 2025 as well as other restructuring projects and the expected charges and benefits of the restructuring, shipment levels and profitability, the sufficiency of capital resources, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, Preserving the Planet and related environmental initiatives, effective tax rate and expectations regarding future dividends and share repurchases. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intends," "goals," "plans," "believes," "confidence," "views," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part II.—Item 1A. "Risk Factors" in this report and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2025, ("Annual Report"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025
Sales	$2,717.9	$2,690.2
Excise taxes	(366.8)	(386.1)
Net sales	2,351.1	2,304.1
Cost of goods sold	(1,453.9)	(1,453.2)
Gross profit	897.2	850.9
Marketing, general and administrative expenses	(610.0)	(653.2)
Other operating income (expense), net	(32.1)	(15.9)
Equity income (loss)	3.2	4.5
Operating income (loss)	258.3	186.3
Interest income (expense), net	(57.6)	(56.6)
Other pension and postretirement benefit (cost), net	4.9	3.8
Other non-operating income (expense), net	(10.9)	22.8
Total non-operating income (expense), net	(63.6)	(30.0)
Income (loss) before income taxes	194.7	156.3
Income tax benefit (expense)	(44.6)	(33.2)
Net income (loss)	150.1	123.1
Net (income) loss attributable to noncontrolling interests	1.2	(2.1)
Net income (loss) attributable to Molson Coors Beverage Company	$151.3	$121.0

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$0.80	$0.60
Diluted	$0.80	$0.59

Weighted-average shares outstanding
Basic	188.9	203.0
Dilutive effect of share-based awards	0.5	1.0
Diluted	189.4	204.0
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss) including noncontrolling interests	$150.1	$123.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(70.4)	55.6
Unrealized gain (loss) recognized on derivative instruments	4.1	(16.1)
Derivative instrument activity reclassified from other comprehensive income (loss)	(0.2)	(0.5)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	0.3	(1.7)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	(0.5)	—
Total other comprehensive income (loss), net of tax	(66.7)	37.3
Comprehensive income (loss)	83.4	160.4
Comprehensive (income) loss attributable to noncontrolling interests	1.4	(2.4)
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$84.8	$158.0
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$382.6	$896.5
Trade receivables, net	798.2	703.0
Other receivables, net	173.7	187.3
Inventories, net	812.8	715.9
Other current assets, net	576.5	432.8
Total current assets	2,743.8	2,935.5
Property, plant and equipment, net	4,700.4	4,768.7
Goodwill	1,943.5	1,944.7
Other intangibles, net	11,882.2	11,991.1
Other assets	1,098.0	1,098.4
Total assets	$22,367.9	$22,738.4
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,700.6	$2,876.7
Current portion of long-term debt and short-term borrowings	2,423.4	2,434.1
Total current liabilities	5,124.0	5,310.8
Long-term debt	3,848.5	3,865.4
Pension and postretirement benefits	419.9	427.1
Deferred tax liabilities	2,309.4	2,284.7
Other liabilities	300.8	307.7
Total liabilities	12,002.6	12,195.7
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	114.1	115.6
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 216.5 shares and 216.1 shares, respectively)	2.2	2.2
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	100.8	100.8
Class B exchangeable shares, no par value (issued and outstanding: 7.1 shares and 7.1 shares, respectively)	266.9	266.9
Paid-in capital	7,244.4	7,247.2
Retained earnings	5,784.3	5,723.7
Accumulated other comprehensive income (loss)	(1,138.1)	(1,071.6)
Class B common stock held in treasury at cost (41.1 shares and 37.7 shares, respectively)	(2,204.7)	(2,038.9)
Total Molson Coors Beverage Company stockholders' equity	10,055.8	10,230.3
Noncontrolling interests	195.4	196.8
Total equity	10,251.2	10,427.1
Total liabilities and equity	$22,367.9	$22,738.4
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$150.1	$123.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	185.7	180.3
Amortization of cloud computing arrangements	3.8	3.2
Amortization of debt issuance costs and discounts	1.4	1.3
Share-based compensation	8.2	11.9
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	2.4	(8.2)
Unrealized (gain) loss on foreign currency fluctuations, fair value investments and derivative instruments, net	(78.0)	(45.8)
Equity (income) loss	(3.2)	(4.5)
Income tax (benefit) expense	44.6	33.2
Income tax (paid) received	(16.8)	(10.4)
Interest expense, excluding amortization of debt issuance costs and discounts	58.8	60.0
Interest paid	(73.4)	(74.2)
Other non-cash items, net	0.8	(2.6)
Change in current assets and liabilities (net of impact of business combinations) and other	(281.9)	(358.0)
Net cash provided by (used in) operating activities	2.5	(90.7)
Cash flows from investing activities
Additions to property, plant and equipment	(231.7)	(237.3)
Proceeds from sales of property, plant, equipment and other assets	1.1	2.3
Acquisition of business, net of cash acquired	—	(20.8)
Other	0.5	(85.5)
Net cash provided by (used in) investing activities	(230.1)	(341.3)
Cash flows from financing activities
Dividends paid	(93.6)	(99.2)
Payments for purchases of treasury stock	(168.5)	(59.6)
Payments on debt and borrowings	(26.7)	(3.1)
Other	6.6	30.7
Net cash provided by (used in) financing activities	(282.2)	(131.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(4.1)	6.6
Net increase (decrease) in cash and cash equivalents	(513.9)	(556.6)
Balance at beginning of year	896.5	969.3
Balance at end of period	$382.6	$412.7
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2025	$10,427.1	$—	$2.2	$100.8	$266.9	$7,247.2	$5,723.7	$(1,071.6)	$(2,038.9)	$196.8
Shares issued under equity compensation plan	(10.6)	—	—	—	—	(10.6)	—	—	—	—
Amortization of share-based compensation	8.2	—	—	—	—	8.2	—	—	—	—
Net income (loss) including noncontrolling interests	152.1	—	—	—	—	—	151.3	—	—	0.8
Other comprehensive income (loss), net of tax	(66.7)	—	—	—	—	—	—	(66.5)	—	(0.2)
Redeemable noncontrolling interest redemption value adjustment	(0.4)	—	—	—	—	(0.4)	—	—	—	—
Share repurchase program	(165.8)	—	—	—	—	—	—	—	(165.8)	—
Distributions and dividends to noncontrolling interests	(2.0)	—	—	—	—	—	—	—	—	(2.0)
Dividends declared	(90.7)	—	—	—	—	—	(90.7)	—	—	—
As of March 31, 2026	$10,251.2	$—	$2.2	$100.8	$266.9	$7,244.4	$5,784.3	$(1,138.1)	$(2,204.7)	$195.4

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2024	$13,284.2	$—	$2.1	$100.8	$271.1	$7,223.6	$8,238.0	$(1,362.4)	$(1,380.8)	$191.8
Exchange of shares	—	—	—	—	(3.6)	3.6	—	—	—	—
Shares issued under equity compensation plan	(16.0)	—	0.1	—	—	(16.1)	—	—	—	—
Amortization of share-based compensation	11.9	—	—	—	—	11.9	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	126.8	—	—	—	—	—	121.0	—	—	5.8
Other comprehensive income (loss), net of tax	37.2	—	—	—	—	—	—	37.0	—	0.2
Share repurchase program	(59.9)	—	—	—	—	—	—	—	(59.9)	—
Distributions and dividends to noncontrolling interests	(2.0)	—	—	—	—	—	—	—	—	(2.0)
Dividends declared	(96.0)	—	—	—	—	—	(96.0)	—	—	—
As of March 31, 2025	$13,286.0	$—	$2.2	$100.8	$267.5	$7,222.9	$8,263.0	$(1,325.4)	$(1,440.7)	$195.7
(1)All activity included in the noncontrolling interests column of the unaudited condensed consolidated statements of stockholders' equity and noncontrolling interests excludes activity from our redeemable noncontrolling interests.
See notes to our unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within its reporting segments. Our reporting segments include the Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in Latin America, and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report.
The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Anti-Dilutive Securities
Anti-dilutive securities from share-based awards excluded from the computation of diluted EPS were 3.3 million and 2.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Dividends
On February 18, 2026, our Company's Board of Directors ("Board") declared a dividend of $0.48 per share, paid on March 20, 2026, to shareholders of Class A and Class B common stock of record on March 6, 2026. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.65 per share. During the three months ended March 31, 2025, dividends declared and paid to eligible shareholders were $0.47 per share, with the CAD equivalent equal to CAD 0.67 per share.
Share Repurchase Program
The following table presents the shares repurchased and aggregate cost, including brokerage commissions and excise taxes incurred, under our current share repurchase program for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Shares repurchased	3,370,685	1,036,630
Aggregate cost (in millions)	$165.8	$59.9
Non-Cash Activity
Our non-cash investing activities include movements in our guarantee of indebtedness of certain equity method investments. See Note 3, "Investments" for further discussion. We also had non-cash investing activities related to capital expenditures incurred but not yet paid of $107.7 million and $193.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Our non-cash financing activities include certain issuances of share-based awards.

Other than the activity mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 6, "Leases", there was no other significant non-cash investing or financing activities for the three months ended March 31, 2026 and March 31, 2025, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for trade receivables was $7.3 million and $10.0 million as of March 31, 2026 and December 31, 2025, respectively.
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. with $140.8 million and $157.7 million confirmed as valid and outstanding as of March 31, 2026 and December 31, 2025, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
Redeemable Noncontrolling Interests
Certain noncontrolling interests have redemption features that are outside of our control, such as those subject to put options exercisable at a future date. We account for these as redeemable noncontrolling interests and present the balances outside of stockholders' equity on our unaudited condensed consolidated balance sheets. During the three months ended March 31, 2026 and March 31, 2025, there was no material activity related to redeemable noncontrolling interests.
Fevertree Transaction
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
Subsequent Event
On April 1, 2026, we acquired Atomic Brands, Inc., the maker of Monaco Cocktails ("Monaco") for a purchase price of $275 million (subject to adjustment for net working capital). Monaco is a pioneering brand in the ready-to-drink ("RTD") cocktail segment known for combining bold flavors and quality with convenient ready-to-drink packaging. The acquisition is aligned with our strategy to expand beyond the beer aisle, especially into RTD cocktails.
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

3. Investments
Consolidated VIE Investments
Our consolidated VIEs as of March 31, 2026, were Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests and excluding goodwill):

	As of
	March 31, 2026		December 31, 2025
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$221.1	$20.3	$232.0	$18.6
As of March 31, 2026, for RMMC/RMBC, $57.1 million and $99.4 million were recorded in inventories, net and property, plant and equipment, net, respectively, on our unaudited condensed consolidated balance sheets. As of December 31, 2025, for RMMC/RMBC, $53.9 million and $103.8 million were recorded in inventories, net and property, plant and equipment, net, respectively, on our consolidated balance sheets.
We have not provided any financial support to any of our VIEs during the three months ended March 31, 2026, that we were not previously contractually obligated to provide.
Equity Method Investments
Our equity method investments include our ownership interests in Brewers Retail Inc. ("BRI") and Brewers Distributor Ltd. ("BDL"), as well as other immaterial investments. The total balance of our equity method investments was $137.4 million and $135.7 million as of March 31, 2026 and December 31, 2025, respectively. Our equity method investments are all within the Americas segment and are presented within other assets on our unaudited condensed consolidated balance sheets. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net, respectively, on our unaudited condensed consolidated balance sheets.
Certain BRI and BDL third party debt instruments are guaranteed by the respective shareholders. As a result, we had a guarantee liability of $10.5 million and $11.2 million recorded as of March 31, 2026 and December 31, 2025, respectively, which is presented within accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets and represents our proportionate share of the outstanding balance of these debt instruments. The offset to the guarantee liability is the respective equity method investment on our unaudited condensed consolidated balance sheets. The resulting change in our equity method investments during the year due to movements in the guarantee represents a non-cash investing activity.
ASC 321 Investment
During the first quarter of 2025, Molson Coors Beverage Company made an investment of $88.1 million in Fevertree Drinks plc, a listed entity on the London Stock Exchange (LSE:FEVR). We hold a minority interest in the entity and account for the investment under ASC 321 which requires investments to be measured at fair value with subsequent changes in fair value recognized in net income. As of March 31, 2026 and December 31, 2025, the investment was recorded at a fair value of $109.4 million and $119.8 million, respectively, calculated based on a quoted market price on the London Stock Exchange (Level 1 inputs) in other assets on our unaudited condensed consolidated balance sheets. Changes in fair value are recorded within other non-operating income (expense), net in our unaudited condensed consolidated statements of operations. As a result of changes in fair value, we recorded an unrealized loss of $10.4 million and an unrealized gain of $25.7 million during the three months ended March 31, 2026 and March 31, 2025, respectively.

4. Inventories

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Finished goods	$326.0	$267.0
Work in process	90.2	82.8
Raw materials	248.9	234.6
Packaging materials	147.7	131.5
Inventories, net	$812.8	$715.9
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill is presented in the table below by segment:

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2025	$1,944.7	$—	$1,944.7
Foreign currency translation, net	(1.2)	—	(1.2)
Balance as of March 31, 2026	$1,943.5	$—	$1,943.5
(1)The accumulated impairment loss for the Americas segment was $5,159.0 million as of March 31, 2026 and December 31, 2025. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020 with an accumulated impairment loss of $1,484.3 million.
Due to a partial impairment charge recognized in the third quarter of 2025, the Americas reporting unit continues to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions. We are focused on building a portfolio of strong and scalable brands in both beer and beyond beer, which entails prioritizing our investments to strengthen our core and value beer portfolios and to transform our above premium beer and beyond beer portfolios. While progress has been made, continued focus is required to deliver on our objectives. Therefore, the growth targets included in management's forecasted future cash flows are inherently at risk given that the strategies are still in process. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions, market multiples and discount rates that could negatively impact future analyses, including the impacts of cost inflation and tariffs, increases to interest rates and other external industry factors impacting our business.
We determined that there was no triggering event that occurred during the three months ended March 31, 2026 that would indicate the carrying value of the Americas reporting unit was greater than its fair value.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of March 31, 2026:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,129.8	$(1,992.3)	$3,137.5
License agreements and distribution rights	10 - 20	202.8	(131.7)	71.1
Other	5 - 40	85.0	(31.0)	54.0
Intangible assets not subject to amortization
Brands	Indefinite	7,585.1	—	7,585.1
Distribution networks	Indefinite	726.9	—	726.9
Other	Indefinite	307.6	—	307.6
Total		$14,037.2	$(2,155.0)	$11,882.2

The following table presents details of our intangible assets, other than goodwill, as of December 31, 2025:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,186.3	$(1,957.7)	$3,228.6
License agreements and distribution rights	10 - 20	204.3	(131.1)	73.2
Other	5 - 40	85.1	(30.5)	54.6
Intangible assets not subject to amortization
Brands	Indefinite	7,590.0	—	7,590.0
Distribution networks	Indefinite	737.1	—	737.1
Other	Indefinite	307.6	—	307.6
Total		$14,110.4	$(2,119.3)	$11,991.1
The decrease in the gross carrying amount of intangible assets from December 31, 2025 to March 31, 2026, was primarily driven by the impact of foreign exchange rates, as a significant amount of intangible assets, other than goodwill, are denominated in foreign currencies.
Based on foreign exchange rates as of March 31, 2026, the estimated future amortization expense of intangible assets was as follows:

Fiscal year	Amount
(In millions)
2026 - remaining	$138.0
2027	130.5
2028	129.0
2029	128.9
2030	128.9
Amortization expense of intangible assets was $51.9 million and $51.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. This expense was presented within MG&A expenses in our unaudited condensed consolidated statements of operations.
The fair value of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brand in the U.S. and the Carling brands in the U.K. all exceeded their respective carrying values by over 15% as of the October 1, 2025 annual testing date.
No triggering events were identified during the three months ended March 31, 2026, that would indicate the carrying values of our indefinite-lived or definite-lived intangible assets were greater than their fair values.
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

6. Leases
Supplemental balance sheet information related to leases as of March 31, 2026 and December 31, 2025, was as follows:

		As of
		March 31, 2026	December 31, 2025
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$195.3	$194.0
Current operating lease liabilities	Accounts payable and other current liabilities	$54.0	$52.8
Non-current operating lease liabilities	Other liabilities	159.4	160.1
Total operating lease liabilities		$213.4	$212.9
Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$55.5	$60.6
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$8.7	$10.7
Non-current finance lease liabilities	Long-term debt	52.3	54.0
Total finance lease liabilities		$61.0	$64.7
Supplemental cash flow information related to leases for the three months ended March 31, 2026 and March 31, 2025, was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$18.3	$11.9
Operating cash flows from finance leases	0.9	0.9
Financing cash flows from finance leases	3.7	2.7
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	18.4	4.3
Finance leases	0.6	3.9

7. Debt
Debt Obligations

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Long-term debt
CAD 500 million 3.44% senior notes due July 2026(1)	$359.3	$364.3
$2.0 billion 3.0% senior notes due July 2026(1)	2,000.0	2,000.0
EUR 800 million 3.8% senior notes due June 2032	924.2	939.7
$1.1 billion 5.0% senior notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% senior notes due July 2046	1,800.0	1,800.0
Finance leases	61.0	64.7
Other	5.5	26.1
Less: unamortized debt discounts and debt issuance costs	(33.6)	(34.7)
Total long-term debt (including current portion)	6,216.4	6,260.1
Less: current portion of long-term debt	(2,367.9)	(2,394.7)
Total long-term debt	$3,848.5	$3,865.4
Short-term borrowings(2)	55.5	39.4
Current portion of long-term debt	2,367.9	2,394.7
Current portion of long-term debt and short-term borrowings	$2,423.4	$2,434.1
(1)We have upcoming debt maturities in July 2026. We are currently evaluating various alternatives with respect to these maturities, including the potential refinancing of all or a portion of the outstanding debt, which may involve utilizing the remaining capacity on our amended and restated $2.0 billion multi-currency revolving credit facility ($1.8 billion as of April 30, 2026), cash and cash equivalents and/or cash flows from operations. We have not made a decision at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other factors at the time of issuance.
(2)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of March 31, 2026, we had $49.4 million in bank overdrafts and $68.3 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $18.9 million. As of December 31, 2025, we had $32.3 million in bank overdrafts and $62.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $29.7 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of March 31, 2026 and December 31, 2025. See further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for further discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations using observable market interest and foreign exchange rates. As of March 31, 2026 and December 31, 2025, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $5.8 billion and $5.9 billion, respectively. All senior notes are valued based on other significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain an amended and restated $2.0 billion multi-currency revolving credit facility with a maturity date of June 26, 2030, that allows us to issue a maximum aggregate amount of $2.0 billion in commercial paper or make other borrowings at any time at variable interest rates. We use this facility from time to time to fund the repayment of debt upon maturity and for working capital or general purposes. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings outstanding as of March 31, 2026 and December 31, 2025.

Subsequent to March 31, 2026, we had commercial paper borrowings that resulted in commercial paper outstanding of approximately $0.2 billion as of April 30, 2026. As such, we had approximately $1.8 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility.
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
Under the amended and restated $2.0 billion multi-currency revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the amended and restated multi-currency revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of March 31, 2026, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All our outstanding senior notes as of March 31, 2026, rank pari-passu.
8. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II.—Item 8. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the three months ended March 31, 2026. As noted in Part II.—Item 8. Financial Statements, Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report, due to the nature of our counterparty agreements and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Our significant types of derivatives and hedge positions have not changed materially since December 31, 2025.
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
The table below summarizes our derivative assets (liabilities) that were measured at fair value as of March 31, 2026 and December 31, 2025. The fair value for all derivative contracts as of March 31, 2026 and December 31, 2025 were valued using significant other observable inputs, which are Level 2 inputs.

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Forward starting interest rate swaps	$86.9	$83.7
Foreign currency forwards	2.4	0.4
Commodity swaps and options	151.6	52.1
Total	$240.9	$136.2
As of March 31, 2026 and December 31, 2025, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the three months ended March 31, 2026, were all included in Level 2.

Results of Period Derivative Activity
The tables below include the results of our derivative activity on our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 and our unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025.
Fair Value of Derivative Instruments on the Unaudited Condensed Consolidated Balance Sheets (In millions):

	As of March 31, 2026
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other current assets	$86.9	Accounts payable and other current liabilities	$—
Foreign currency forwards	$123.9	Other current assets	2.0	Accounts payable and other current liabilities	—
		Other non-current assets	0.4	Other liabilities	—
Total derivatives designated as hedging instruments			$89.3		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$672.2	Other current assets	$131.9	Accounts payable and other current liabilities	$(4.5)
		Other non-current assets	6.9	Other liabilities	(2.8)
Commodity options(1)	$216.7	Other current assets	20.2	Accounts payable and other current liabilities	(0.1)
Total derivatives not designated as hedging instruments			$159.0		$(7.4)

	As of December 31, 2025
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other current assets	$83.7	Accounts payable and other current liabilities	$—
Foreign currency forwards	$104.9	Other current assets	0.9	Accounts payable and other current liabilities	(0.3)
		Other non-current assets	—	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$84.6		$(0.5)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$442.1	Other current assets	$55.9	Accounts payable and other current liabilities	$(6.0)
		Other non-current assets	3.2	Other liabilities	(1.0)
Commodity options(1)	$21.0	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Total derivatives not designated as hedging instruments			$59.2		$(7.1)
(1)Notional includes certain offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivatives
Three Months Ended March 31, 2026
Forward starting interest rate swaps	$3.2	Interest income (expense), net	$—
Foreign currency forwards	2.3	Cost of goods sold	0.4
		Other non-operating income (expense), net	(0.1)
Total	$5.5		$0.3
Three Months Ended March 31, 2025
Forward starting interest rate swaps	$(21.1)	Interest income (expense), net	$(0.9)
Foreign currency forwards	(0.4)	Cost of goods sold	1.8
		Other non-operating income (expense), net	(0.3)
Total	$(21.5)		$0.6

The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Net investment hedge relationships	Amount of gain (loss) recognized in OCI(1)
Three Months Ended March 31, 2026
EUR 800 million 3.8% senior notes due June 2032	$15.4
Three Months Ended March 31, 2025
EUR 800 million 3.8% senior notes due June 2032	$(36.8)

(1)The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three months ended March 31, 2026 and March 31, 2025, we did not reclassify any amounts related to net investment hedges from AOCI into earnings whether due to ineffectiveness, a sale or liquidation.
As of March 31, 2026, we expect pretax net gains of approximately $2 million recorded in AOCI that will be reclassified into earnings within the next 12 months. Our foreign currency forwards, which are designated in cash flow hedge relationships, are typically hedged over a maximum length of approximately 3 years. We use forward starting interest rate swaps to hedge our forecasted debt issuances and the maximum length of time is based on our forecasted debt issuances.
The Effect of Derivatives Not Designated as Hedging Instruments on our Unaudited Condensed Consolidated Statements of Operations (In millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Three Months Ended March 31, 2026
Commodity swaps	Cost of goods sold	$109.2
Commodity options	Cost of goods sold	8.5
Total		$117.7
Three Months Ended March 31, 2025
Commodity swaps	Cost of goods sold	$21.4

9. Income Tax

	Three Months Ended
	March 31, 2026	March 31, 2025
Effective tax rate	23%	21%
The higher effective tax rate for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to the recognition of a lower discrete tax benefit.
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
10. Commitments and Contingencies
Litigation and Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $13.4 million and $41.6 million as of March 31, 2026 and December 31, 2025, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, based on review with legal counsel, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters unless otherwise noted below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters, may arise from time to time that may harm our business. Our litigation, other disputes and environmental issues are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report.
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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. As of March 31, 2026 and December 31, 2025, our unaudited condensed consolidated balance sheets included liabilities related to these guarantees of $14.5 million and $15.8 million, respectively.
Separately, our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the three months ended March 31, 2026.

11. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2025	$(797.6)	$68.2	$(326.8)	$(15.4)	$(1,071.6)
Foreign currency translation adjustments	(80.6)	—	—	—	(80.6)
Gain (loss) recognized on net investment hedges	15.4	—	—	—	15.4
Unrealized gain (loss) recognized on derivative instruments	—	5.5	—	—	5.5
Derivative instrument activity reclassified from other comprehensive income (loss)	—	(0.3)	—	—	(0.3)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	0.4	—	0.4
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(0.8)	(0.8)
Tax benefit (expense)	(5.0)	(1.3)	(0.1)	0.3	(6.1)
As of March 31, 2026	$(867.8)	$72.1	$(326.5)	$(15.9)	$(1,138.1)
12. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net within our unaudited condensed consolidated statements of operations.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(In millions)
Restructuring(1)
Employee-related charges	$(19.7)	$(0.8)
Asset abandonment and other restructuring costs	(11.4)	(18.6)
Gains (losses) on disposals and other	(1.0)	3.5
Other operating income (expense), net	$(32.1)	$(15.9)
(1)On October 20, 2025, we announced an Americas Restructuring Plan designed to create a leaner, more agile Americas segment while advancing our ability to reinvest in the business and position us for future growth. The plan resulted in $4.4 million of employee-related charges recorded during the three months ended March 31, 2026. The cumulative restructuring charges recorded through March 31, 2026 related to the Americas Restructuring Plan were $33.1 million. These actions are substantially complete and any remaining future charges are expected to be immaterial.
During the three months ended March 31, 2026, we committed to various restructuring actions in the EMEA&APAC segment, including the closure of a small brewery in the U.K. by the end of 2026, alongside other operational changes designed to unlock efficiencies as well as modernize and simplify the segment to fund growth. During the three months ended March 31, 2026, we recorded employee-related charges of $15.0 million and accelerated depreciation in excess of normal depreciation charges of $2.5 million related to these actions. We anticipate additional charges related to these committed actions to be approximately $10 million to $15 million, with the majority of these charges to be recorded during the remainder of 2026.

During the three months ended March 31, 2026, we also committed to various cost savings actions designed to optimize our supply chain within the Americas segment, which resulted in restructuring charges including accelerated depreciation in excess of normal depreciation charges of $6.5 million. We anticipate additional charges related to these committed actions to be approximately $15 million to $20 million, with the majority of these charges to be recorded in 2026 and 2027.
During the third quarter of 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges. During the first quarter of 2025, we incurred accelerated depreciation in excess of normal depreciation of $17.9 million related to this action. Restructuring actions related to these actions are complete.
The below table presents a rollforward of the Americas Restructuring Plan accrued restructuring balance related to employee-related charges. The accrued restructuring balances for the remaining restructuring projects are immaterial.

(in millions)
Balance as of December 31, 2025	$28.3
Charges incurred and changes in estimates	4.4
Payments made	(12.8)
Balance as of March 31, 2026	$19.9
13. Segment Reporting
Our reporting segments are based on the key geographic regions in which we operate and include our Americas and EMEA&APAC segments. Our Americas segment operates in the U.S., Canada and various countries in Latin America and our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific regions.
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
Summarized Financial Information
Net sales from transactions with a single customer in our Americas segment represented approximately $0.3 billion and $0.2 billion of our consolidated net sales for the three months ended March 31, 2026 and March 31, 2025, respectively.
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

The following tables present net sales and other activity by segment to arrive at income (loss) before income taxes as well as a reconciliation of amounts shown as income (loss) before income taxes to net income (loss) attributable to MCBC:

	For the three months ended March 31, 2026
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$1,900.5	$456.1	$—	$(5.5)	$2,351.1
Cost of goods sold	(1,207.2)	(341.4)	89.2	5.5	(1,453.9)
Marketing and sales expenses	(229.0)	(49.9)	—	—	(278.9)
General and administrative expenses	(234.7)	(96.4)	—	—	(331.1)
Other operating income (expense), net	(13.1)	(19.0)	—	—	(32.1)
Equity income (loss)	3.2	—	—	—	3.2
Interest expense	(0.5)	(0.7)	(59.0)	—	(60.2)
Interest income	—	0.1	2.5	—	2.6
Other segment items(1)	(11.8)	(0.5)	6.3	—	(6.0)
Income (loss) before income taxes	$207.4	$(51.7)	$39.0	$—	$194.7
Income tax benefit (expense)					(44.6)
Net income (loss)					150.1
Net (income) loss attributable to noncontrolling interests					1.2
Net income (loss) attributable to MCBC					$151.3

	For the three months ended March 31, 2025
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$1,881.8	$427.3	$—	$(5.0)	$2,304.1
Cost of goods sold	(1,169.9)	(307.0)	18.7	5.0	(1,453.2)
Marketing and sales expenses	(237.7)	(48.4)	—	—	(286.1)
General and administrative expenses	(276.6)	(90.5)	—	—	(367.1)
Other operating income (expense), net	(15.9)	—	—	—	(15.9)
Equity income (loss)	4.5	—	—	—	4.5
Interest expense	(0.7)	(1.0)	(59.6)	—	(61.3)
Interest income	—	0.1	4.6	—	4.7
Other segment items(1)	23.8	0.3	2.5	—	26.6
Income (loss) before income taxes	$209.3	$(19.2)	$(33.8)	$—	$156.3
Income tax benefit (expense)					(33.2)
Net income (loss)					123.1
Net (income) loss attributable to noncontrolling interests					(2.1)
Net income (loss) attributable to MCBC					$121.0
(1)Other segment items include other pension and postretirement benefit (cost), net and other non-operating income (expense), net.

The following table presents total assets by segment as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(In millions)
Americas	$19,028.8	$19,237.9
EMEA&APAC	3,339.1	3,500.5
Consolidated	$22,367.9	$22,738.4
The following table presents total property, plant and equipment depreciation and intangible asset amortization as well as total capital expenditures by segment for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
Depreciation and amortization	(In millions)
Americas	$134.5	$138.9
EMEA&APAC	51.2	41.4
Consolidated	$185.7	$180.3
Capital expenditures
Americas	$184.9	$175.3
EMEA&APAC	46.8	62.0
Consolidated	$231.7	$237.3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands, Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko, to our above premium brands, including Madrí Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our value brands, like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer and Monaco, spirits and non-alcoholic beverages. We also have partner brands, such as Simply Spiked, ZOA Energy, Fever-Tree, among others, through license, distribution, partnership and joint venture agreements. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report. Due to the seasonality of our operating results, quarterly financial results are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Unless otherwise noted in this report, any description of "we," "us" or "our" includes Molson Coors Beverage Company ("MCBC" or the "Company"), principally a holding company, and its operating and non-operating subsidiaries included within its reporting segments. Our reporting segments include the Americas and EMEA&APAC. Our Americas segment operates in the U.S., Canada and various countries in Latin America. Our EMEA&APAC segment operates in Bulgaria, Croatia, Czech Republic, Hungary, Montenegro, Romania, Serbia, the U.K., various other European countries and certain countries within the Middle East, Africa and Asia Pacific.
Unless otherwise indicated, information in this report is presented in USD and comparisons are to comparable prior year periods. Our primary operating currencies, other than the USD, include the CAD, the GBP and our Central European operating currencies such as the EUR, CZK, RON and RSD.
Global Market Conditions and Competitive Trends
Our industry is experiencing and continues to navigate a dynamic macroeconomic environment driven by tariffs and shifting global trade policies as well as other geopolitical events including the recent conflict in Iran with potential resulting impacts on economic growth, consumer confidence, supply chain pressures, commodity cost volatility and other inflation, and foreign currency exchange rates.
For example, the surcharge added to the base price of aluminum in the U.S., known as the Midwest Premium, rose substantially in the second quarter of 2025, and base aluminum and fuel prices have also been volatile and remain at elevated levels. In addition to impacting the prices of raw materials, a constant or periodic change in these commodities has and may continue to decrease our profit margins or we may pass on the increased costs to our consumers, which could in turn result in the loss of sales if the end consumer is not willing to pay the increased price.
Further, the associated impacts of the macroeconomic environment on the beer industries in which we operate has resulted in lower consumer confidence and heightened competitive activity resulting in market share reductions of our products in certain regions and segments. The magnitude of the resulting impacts on our business are dependent on the evolution of the global macroeconomic environment and the competitive landscape, including whether share losses are sustained. The economic and competitive pressures on our Company and our consumers' consumption behavior and preferences have negatively impacted, and may continue to negatively impact, our results of operations during this volatile period.
We plan to continue to evaluate and implement strategies which are designed to help mitigate the impact on our business, consolidated results of operations and financial condition while continuing to support our long-term strategic growth and capital allocation priorities.

Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(In millions, except percentages and per share data)
Net sales	$2,351.1	$2,304.1	2.0%
Cost of goods sold	(1,453.9)	(1,453.2)	—%
Gross profit	897.2	850.9	5.4%
Marketing, general and administrative expenses	(610.0)	(653.2)	(6.6)%
Other operating income (expense), net	(32.1)	(15.9)	101.9%
Equity income (loss)	3.2	4.5	(28.9)%
Operating income (loss)	258.3	186.3	38.6%
Total non-operating income (expense), net	(63.6)	(30.0)	112.0%
Income (loss) before income taxes	194.7	156.3	24.6%
Income tax benefit (expense)	(44.6)	(33.2)	34.3%
Net income (loss)	150.1	123.1	21.9%
Net (income) loss attributable to noncontrolling interests	1.2	(2.1)	N/M
Net income (loss) attributable to MCBC	$151.3	$121.0	25.0%
Net income (loss) attributable to MCBC per diluted share	$0.80	$0.59	35.6%

Financial volume in hectoliters	14.964	15.409	(2.9)%
N/M = Not meaningful
Foreign Currency Impacts on Results
For the three months ended March 31, 2026, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Favorable impact of $45.2 million (Favorable impact for EMEA&APAC and Americas of $34.0 million and $11.2 million, respectively).
•Cost of goods sold - Unfavorable impact of $31.9 million (Unfavorable impact for EMEA&APAC and Americas of $25.6 million and $7.4 million, respectively, partially offset by the favorable impact for Unallocated of $1.1 million).
•MG&A - Unfavorable impact of $16.1 million (Unfavorable impact for EMEA&APAC and Americas of $12.3 million and $3.8 million, respectively).
•Income (loss) before income taxes - Unfavorable impact of $4.6 million (Unfavorable impact for EMEA&APAC and Americas of $5.4 million and $1.6 million, respectively, partially offset by the favorable impact for Unallocated of $2.4 million).
The impacts of foreign currency movements on our consolidated USD results described above for the three months ended March 31, 2026 were primarily due to the weakening of the USD compared to the CAD, GBP and other operating currencies in Europe.
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
The following table highlights the drivers of the change in net sales for the three months ended March 31, 2026, compared to March 31, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(2.9)%	3.0%	1.9%	2.0%
Net sales increased 2.0% for the three months ended March 31, 2026, compared to prior year, driven by favorable price and sales mix and favorable foreign currency impacts, partially offset by lower financial volume.
Financial volume decreased 2.9% for the three months ended March 31, 2026, compared to prior year, primarily due to lower shipments in both the Americas and EMEA&APAC segments.
Price and sales mix favorably impacted net sales by 3.0% for the three months ended March 31, 2026, compared to prior year, primarily due to favorable sales mix as a result of premiumization in both the Americas and EMEA&APAC segments and increased net pricing in the Americas segment. Net sales per hectoliter increased 5.1% for the three months ended March 31, 2026.
A discussion of currency impacts on net sales for the three months ended March 31, 2026 is included in the "Foreign currency impacts on results" section above.

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
Cost of goods sold was flat for the three months ended March 31, 2026 compared to prior year. Cost of goods sold was impacted by higher cost of goods sold per hectoliter offset by lower financial volume. Cost of goods sold per hectoliter increased 3.0% for the three months ended March 31, 2026, compared to prior year, primarily due to cost inflation related to material and manufacturing expenses, including an approximate $30 million unfavorable impact attributable to Midwest Premium pricing, unfavorable foreign currency impacts, unfavorable mix driven by premiumization, as well as volume deleverage, partially offset by favorable changes in our unrealized mark-to-market commodity derivative positions of $70.5 million and cost savings initiatives.
A discussion of currency impacts on cost of goods sold for the three months ended March 31, 2026, is included in the "Foreign currency impacts on results" section above.
Marketing, general and administrative expenses
MG&A expenses decreased 6.6% for the three months ended March 31, 2026, compared to prior year, primarily due to the cycling of approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition in the prior year, lower employee-related costs as a result of our Americas Restructuring Plan and lower marketing expense, partially offset by unfavorable foreign currency impacts and costs incurred related to our global modernization enterprise resource planning ("ERP") system implementation project.

A discussion of currency impacts on MG&A expenses for the three months ended March 31, 2026, is included in the "Foreign currency impacts on results" section above.
Other operating income (expense), net
See Part I.—Item 1. Financial Statements, Note 12, "Other Operating Income (Expense), net" for detail of our other operating income (expense), net.
Total non-operating income (expense), net
Total non-operating expense, net increased 112.0% for the three months ended March 31, 2026, compared to prior year, primarily due to unfavorable changes in the fair value of our investment in Fevertree Drinks plc of $36.1 million.
Income tax benefit (expense)

	Three Months Ended
	March 31, 2026	March 31, 2025
Effective tax rate	23%	21%
The higher effective tax rate for the three months ended March 31, 2026, compared to the prior year, was primarily due to the recognition of a lower discrete tax benefit.
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
Segment Results of Operations
Americas Segment

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(In millions, except percentages)
Net sales(1)	$1,900.5	$1,881.8	1.0%
Income (loss) before income taxes	$207.4	$209.3	(0.9)%

Financial volume in hectoliters(1)(2)	11.427	11.742	(2.7)%
(1)Includes gross inter-segment sales and volume which are eliminated in the consolidated totals.
(2)Excludes royalty volumes of 0.722 million hectoliters and 0.673 million hectoliters for the three months ended March 31, 2026 and March 31, 2025, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended March 31, 2026, compared to March 31, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(2.7)%	3.1%	0.6%	1.0%
Net sales increased 1.0% for the three months ended March 31, 2026, compared to prior year, driven by favorable price and sales mix and favorable foreign currency impacts, partially offset by lower financial volume.
Financial volume decreased 2.7% for the three months ended March 31, 2026, compared to prior year, primarily due to lower U.S. financial volume resulting from lower share performance in core and value brands, partly offset by the timing of shipments.

Price and sales mix favorably impacted net sales by 3.1% for the three months ended March 31, 2026, compared to prior year, primarily due to favorable sales mix as a result of positive brand mix as well as increased net pricing. Net sales per hectoliter increased 3.8% for the three months ended March 31, 2026.
A discussion of currency impacts on net sales for the three months ended March 31, 2026 is included in the "Foreign currency impacts on results" section above.

Income (loss) before income taxes
Income before income taxes decreased 0.9% for the three months ended March 31, 2026, compared to the prior year, primarily due to cost inflation related to materials and manufacturing expenses including an approximate $30 million of unfavorable impact attributable to Midwest Premium pricing, unfavorable changes in the fair value of our investment in Fevertree Drinks plc of $36.1 million and lower financial volume, partially offset by lower MG&A, increased net pricing and favorable mix. Lower MG&A was primarily driven by the cycling of approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition in the prior year, cost savings initiatives including lower employee-related costs as a result of our Americas Restructuring Plan, and lower marketing expenses, partially offset by costs incurred related to our global modernization ERP system implementation project.
A discussion of currency impacts on income (loss) before income taxes for the three months ended March 31, 2026 is included in the "Foreign currency impacts on results" section above.
EMEA&APAC Segment

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(In millions, except percentages)
Net sales(1)	$456.1	$427.3	6.7%
Income (loss) before income taxes	$(51.7)	$(19.2)	169.3%

Financial volume in hectoliters(1)(2)	3.540	3.669	(3.5)%
(1)Includes gross inter-segment sales and volume which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.223 million hectoliters and 0.220 million hectoliters for the three months ended March 31, 2026 and March 31, 2025, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended March 31, 2026, compared to March 31, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(3.5)%	2.3%	7.9%	6.7%
Net sales increased 6.7% for the three months ended March 31, 2026, compared to prior year, driven by favorable foreign currency impacts and favorable price and sales mix, partially offset by lower financial volume.
Financial volume decreased 3.5% for the three months ended March 31, 2026, compared to prior year, primarily due to lower volume in the U.K. driven by soft market demand and a heightened competitive landscape.
Price and sales mix favorably impacted net sales by 2.3% for the three months ended March 31, 2026, compared to prior year, primarily due to premiumization. Net sales per hectoliter increased 10.6% for the three months ended March 31, 2026.
A discussion of currency impacts on net sales for the three months ended March 31, 2026, is included in the "Foreign currency impacts on results" section above.

Income (loss) before income taxes
Loss before income taxes of $51.7 million increased $32.5 million or 169.3% for the three months ended March 31, 2026, compared to the prior year, primarily due to higher restructuring related charges, lower financial volume, unfavorable foreign currency impacts and cost inflation related to materials and manufacturing expenses.

A discussion of currency impacts on income (loss) before income taxes for the three months ended March 31, 2026 is included in the "Foreign currency impacts on results" section above.
Unallocated Segment
We have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity swaps not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment. Meanwhile all other components remain in Unallocated.

	Three Months Ended
	March 31, 2026	March 31, 2025	% change
	(In millions, except percentages)
Cost of goods sold	$89.2	$18.7	377.0%
Gross profit (loss)	89.2	18.7	377.0%
Operating income (loss)	89.2	18.7	377.0%
Total non-operating income (expense), net	(50.2)	(52.5)	(4.4)%
Income (loss) before income taxes	$39.0	$(33.8)	N/M
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the three months ended March 31, 2026 and March 31, 2025. The increase in the unrealized gain recognized during the three months ended March 31, 2026, compared to the prior year was primarily due to unrealized gains recognized on our U.S. diesel swaps, our U.S. aluminum swaps and our U.S. Midwest Premium swaps. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 8, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net, decreased 4.4% for the three months ended March 31, 2026, compared to prior year, primarily due to favorable foreign currency transactional impacts.
Liquidity and Capital Resources
Liquidity
Overview
Our primary sources of liquidity include cash provided by operating activities and access to external capital. We continue to monitor world events which may create credit or economic challenges that could adversely impact our net income (loss) or operating cash flows and our ability to obtain additional liquidity. We believe that our cash and cash equivalents, cash flows from operations and cash provided by short-term and long-term borrowings, when necessary, will be adequate to meet our ongoing operating requirements, scheduled principal and interest payments on debt, anticipated dividend payments, capital expenditures and other obligations for the twelve months subsequent to the date of the issuance of this quarterly report and our long-term liquidity requirements. We have upcoming debt maturities in July 2026, as illustrated in the debt maturity profile graph in the Capital Resources, including Material Cash Requirements section below. We expect to refinance at least $1.0 billion and up to $1.9 billion of these maturities. We are currently evaluating various alternatives with respect to these maturities which may involve utilizing the remaining capacity on our amended and restated $2.0 billion multi-currency revolving credit facility ($1.8 billion as of April 30, 2026). We have not made a decision at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other factors. There can be no assurance that such transactions, including a potential refinancing, will be pursued or completed on terms acceptable to the Company, or at all. We do not have any restrictions that prevent or limit our ability to declare or pay dividends.

While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of March 31, 2026, approximately 78% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates could have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties repatriating cash held outside the U.S. on a timely basis and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with cash flows from operating activities within the U.S., are sufficient to fund our current cash needs in the U.S.
Cash Flows and Use of Cash
Our business historically generates positive operating cash flows each year and our debt is generally of a longer-term nature. See the debt maturity profile graph for further details of our debt maturities. However, our liquidity could be impacted significantly by the risk factors we described in Part I—Item 1A. "Risk Factors" in our Annual Report, Part II.—Item 1A. "Risk Factors" in this report and the items listed above.
Cash Flows from Operating Activities
Net cash provided by operating activities of $2.5 million for the three months ended March 31, 2026, increased $93.2 million compared to cash used in operating activities of $90.7 million for the three months ended March 31, 2025. The increase was primarily due to favorable changes in working capital and higher net income adjusted for non-cash items. The favorable changes in working capital were primarily driven by lower payments for prior year annual incentive compensation and the cycling of a $60.6 million payment as final resolution of the Keystone litigation case, partially offset by the timing of cash receipts.
Cash Flows from Investing Activities
Net cash used in investing activities of $230.1 million for the three months ended March 31, 2026, decreased $111.2 million compared to $341.3 million for the three months ended March 31, 2025. The decrease in cash used in investing activities was primarily due to our prior year investment in Fevertree Drinks plc of $88.1 million and the prior year acquisition of Fevertree USA, Inc.
Cash Flows from Financing Activities
Net cash used in financing activities of $282.2 million for the three months ended March 31, 2026, increased $151.0 million compared to $131.2 million for the three months ended March 31, 2025. The increase in cash used in financing activities was primarily due to higher Class B common stock share repurchases, higher payments on debt and other borrowings and lower cash inflow from other financing activities.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of March 31, 2026, we had total cash and cash equivalents of $382.6 million, compared to $896.5 million as of December 31, 2025 and $412.7 million as of March 31, 2025. The decrease in cash and cash equivalents from December 31, 2025 was primarily due to capital expenditures, Class B common stock share repurchases, dividends paid and payments on debt and borrowings. The decrease in cash and cash equivalents from March 31, 2025, was primarily due to Class B common stock share repurchases, capital expenditures and dividends paid, partially offset by net cash provided by operating activities.

Borrowings

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(In millions)
$2,359
$924
$1,100
$1,800
2026
2032
2042
2046
Future Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. We maintain an amended and restated $2.0 billion multi-currency revolving credit facility with a maturity date of June 26, 2030. As of March 31, 2026, we had $2.0 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility.
Subsequent to March 31, 2026, we had commercial paper borrowings that resulted in commercial paper outstanding of approximately $0.2 billion as of April 30, 2026. As such, as of April 30, 2026, we have approximately $1.8 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated multi-currency revolving credit facility agreement, was 4.00x as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of March 31, 2026, rank pari-passu.
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
Material Cash Requirements from Contractual and Other Obligations
There were no material changes to our material cash requirements from contractual and other obligations outside the ordinary course of business or due to factors similar in nature to inflation, changing prices on operations or changes in the remaining terms of the contracts since December 31, 2025, as reported in Part II.— Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Material Cash Requirements from Contractual and Other Obligations" in our Annual Report.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its outstanding 3.0% senior notes due July 2026 and 4.2% senior notes due 2046. Further, pursuant to the indenture dated May 29, 2024 ("May 2024 Indenture"), MCBC issued its outstanding 3.8% senior notes due 2032. The issuances of the senior notes issued under the May 2012 Indenture, the July 2016 Indenture and the May 2024 Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 of this Quarterly Report on Form 10-Q (the Subsidiary Guarantors, and together with the Parent Issuer, the "Obligor Group"). Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt was issued in a transaction that was registered with the SEC, and such other outstanding debt was issued or otherwise generally guaranteed on a senior unsecured basis by the Obligor Group or other consolidated subsidiaries of MCBC. These other guarantees are also full and unconditional and joint and several.
As of March 31, 2026, the senior notes and related guarantees ranked pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantors' capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for details of all debt issued and outstanding as of March 31, 2026.

The following summarized financial information relates to the Obligor Group as of March 31, 2026, on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Three Months Ended
March 31, 2026
(In millions)
Net sales, out of which:	$1,858.5
Intercompany sales to non-guarantor subsidiaries	$48.2
Gross profit, out of which:	$729.8
Intercompany net costs from non-guarantor subsidiaries	$(79.7)

Net interest expense, out of which:	$(61.5)
Intercompany net interest expense from non-guarantor subsidiaries	$(4.1)

Income before income taxes	$226.2
Net income	$172.1

	As of March 31, 2026	As of December 31, 2025
	(In millions)
Total current assets, out of which:	$1,816.6	$1,861.3
Intercompany receivables from non-guarantor subsidiaries	$227.9	$223.8
Total noncurrent assets, out of which:	$20,226.4	$20,360.8
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,422.9	$3,460.6

Total current liabilities, out of which:	$4,968.2	$5,015.0
Current portion of long-term debt and short-term borrowings	$2,365.9	$2,372.1
Intercompany payables due to non-guarantor subsidiaries	$847.0	$797.5
Total noncurrent liabilities, out of which:	$6,329.9	$6,339.3
Long-term debt	$3,818.0	$3,834.3
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$24.6	$29.4
Capital Expenditures
We incurred $98.1 million and paid $231.7 million, for capital improvement projects worldwide for the three months ended March 31, 2026, excluding capital spending by equity method joint ventures, representing a decrease of $32.5 million from the $130.6 million of capital expenditures incurred in the three months ended March 31, 2025. We continue to prioritize our planned capital expenditures with a focus on optimizing returns on invested capital.
Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental matters and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of March 31, 2026, we did not have any other material off-balance sheet arrangements.

Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the three months ended March 31, 2026. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of any recently adopted accounting pronouncements.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2025. During the three months ended March 31, 2026, our market risk sensitive instruments fluctuated as a result of changes in interest rates, foreign currency exchange rates and commodity prices, but there have been no material changes to our market risks and our market sensitive instruments from those disclosed in our Annual Report.
Interest Rate Risk
As of March 31, 2026 and December 31, 2025, the following table presents our fixed rate notes and forward starting interest rate swaps as well as the impact of a hypothetical absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2026 and December 31, 2025, respectively. See Part I - Item 1. Financial Statements, Note 7. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
USD denominated fixed rate notes	$4,900.0	$4,900.0	$(4,427.0)	$(4,539.0)	$(304.6)	$(328.7)
Foreign currency denominated fixed rate notes	$1,283.5	$1,304.0	$(1,301.0)	$(1,340.9)	$(54.1)	$(59.4)
Forward starting interest rate swaps	$1,000.0	$1,000.0	$86.9	$83.7	$(81.5)	$(81.4)
Foreign Currency Exchange Risk
The following table includes details of our foreign currency denominated fixed rate notes and our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2026 and December 31, 2025, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
Foreign currency denominated fixed rate notes	$1,283.5	$1,304.0	$(1,301.0)	$(1,340.9)	$(134.5)	$(140.9)
Foreign currency forwards	$123.9	$104.9	$2.4	$0.4	$(13.3)	$(11.4)

Commodity Price Risk
The following table includes details of our commodity swaps and options used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of March 31, 2026 and December 31, 2025, respectively. The notional for our commodity options include certain offsetting buy and sell positions, which are presented in terms of absolute value.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
Swaps	$672.2	$442.1	$131.5	$52.1	$(76.0)	$(46.9)
Options	$216.7	$21.0	$20.1	$—	$(11.0)	$—
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2026 through January 31, 2026	2,066,373	$48.39	2,066,373	$459,237,774
February 1, 2026 through February 28, 2026	962,024	$51.04	962,024	$2,410,136,789
March 1, 2026 through March 31, 2026	342,288	$44.01	342,288	$2,395,073,960
Total	3,370,685	$48.70	3,370,685	$2,395,073,960
(1)On September 29, 2023, our Board approved a share repurchase program up to an aggregate of $2.0 billion of our Class B common stock, excluding brokerage commissions and excise taxes, with an expected program term of five years. On February 9, 2026, our Board approved an increase to the existing Class B stock repurchase program by $2.0 billion, for an aggregate authorization of up to $4.0 billion, and an extension of the duration of the Class B common stock repurchase program to December 31, 2031.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 23, 2022).
10.1+‡	Directors Service Agreement, dated January 1, 2025 by and between Molson Coors Beverage Company (UK) Limited and Philip Whitehead.
10.2+‡	Offer Letter, dated as of October 31, 2019, by and between Molson Coors Brewing Company and Darrin Vohs.
10.3+‡	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2026.

Exhibit Number	Document Description
10.4+‡
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2026 applicable to Latin America employees.

10.5+‡
Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2026 applicable to employees at Global Grading System 18 and higher (except for Rahul Goyal).

10.6+‡	Form of Restricted Stock Unit Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2026 applicable to Rahul Goyal.
10.7+‡	Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2026.
10.8+‡
Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2026 applicable to employees at Global Grading System 18 and higher (except for Rahul Goyal).

10.9+‡
Form of Long-Term Incentive Performance Share Unit Award Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan awards granted beginning in 2026 applicable to Rahul Goyal.

10.10+‡	Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2026.
10.11+‡
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2026 applicable to employees at Global Grading System 18 and higher (except for Rahul Goyal).

10.12+‡
Form of Nonqualified Stock Option Agreement pursuant to the Amended and Restated Molson Coors Beverage Company Incentive Compensation Plan for awards granted beginning in 2026 applicable to Rahul Goyal.

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
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) April 30, 2026