Form 10-Q
period 2026-09-30
MOLSON COORS BEVERAGE CO
filed 2026-11-05
CIK 24545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2026:
Class A Common Stock — 2,563,034 shares
Class B Common Stock — 173,017,657 shares
Exchangeable shares:
As of October 29, 2026, the following number of exchangeable shares were outstanding for Molson Coors Canada, Inc.:
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

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES

Glossary of Terms and Abbreviations

AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting standards update
CAD	Canadian Dollar
CDC	Coors Distributing Company
CZK	Czech Koruna
DBRS	A global credit rating agency in Toronto
EBITDA	Earnings before interest, tax, depreciation and amortization
EPS	Earnings per share
ERP	Enterprise resource planning
EUR	Euro
FASB	Financial Accounting Standards Board
GBP	British Pound
MG&A	Marketing, general and administrative
Moody’s	Moody’s Investors Service Limited, a nationally recognized statistical rating organization designated by the SEC
OCI	Other comprehensive income (loss)
OPEB	Other postretirement benefit plans
RON	Romanian Leu
RSD	Serbian Dinar
SEC	U.S. Securities and Exchange Commission
Standard & Poor’s	Standard and Poor’s Ratings Services, a nationally recognized statistical rating organization designated by the SEC
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
USD or $	U.S. Dollar
VIEs	Variable interest entities

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
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part I.—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, with respect to, among others, expectations and impacts of macroeconomic forces, beverage industry trends, cost inflation and tariffs, commodity prices, consumer preferences and limited disposable income, overall volume and market share trends, our competitive position, execution of our strategic priorities, anticipated results, pricing trends, cost reduction strategies, including the Americas Restructuring Plan announced in October of 2025 as well as other restructuring projects and the expected charges and benefits of the restructuring, shipment levels and profitability, the sufficiency of capital resources, expectations for funding future capital expenditures and operations, debt service capabilities, timing and amounts of debt and leverage levels, environmental initiatives, effective tax rate and expectations regarding future dividends and share repurchases. In addition, statements that we make in this report that are not statements of historical fact may also be forward-looking statements. Words such as "expects," "intends," "goals," "plans," "believes," "confidence," "views," "continues," "may," "anticipate," "seek," "estimate," "outlook," "trends," "future benefits," "potential," "projects," "strategies" and variations of such words and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, those described in Part II.—Item 1A. "Risk Factors" in this report and those described from time to time in our past and future reports filed with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report"). Caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sales	$3,404.9	$3,484.3	$9,727.2	$9,914.5
Excise taxes	(478.4)	(510.8)	(1,353.1)	(1,436.1)
Net sales	2,926.5	2,973.5	8,374.1	8,478.4
Cost of goods sold	(1,896.1)	(1,800.0)	(5,383.2)	(5,172.1)
Gross profit	1,030.4	1,173.5	2,990.9	3,306.3
Marketing, general and administrative expenses	(633.5)	(686.7)	(1,962.0)	(2,033.0)
Goodwill impairment	—	(3,645.7)	—	(3,645.7)
Other operating income (expense), net	(9.3)	(275.2)	(58.0)	(300.3)
Equity income (loss)	3.0	3.0	9.9	11.5
Operating income (loss)	390.6	(3,431.1)	980.8	(2,661.2)
Interest income (expense), net	(62.9)	(56.0)	(181.0)	(171.1)
Other pension and postretirement benefit (cost), net	5.0	3.5	14.9	10.8
Other non-operating income (expense), net	9.5	(11.9)	5.3	37.2
Total non-operating income (expense), net	(48.4)	(64.4)	(160.8)	(123.1)
Income (loss) before income taxes	342.2	(3,495.5)	820.0	(2,784.3)
Income tax benefit (expense)	(77.0)	558.6	(183.1)	394.8
Net income (loss)	265.2	(2,936.9)	636.9	(2,389.5)
Net (income) loss attributable to noncontrolling interests	6.3	9.3	17.6	11.6
Net income (loss) attributable to Molson Coors Beverage Company	$271.5	$(2,927.6)	$654.5	$(2,377.9)

Net income (loss) attributable to Molson Coors Beverage Company per share
Basic	$1.46	$(14.79)	$3.49	$(11.87)
Diluted	$1.45	$(14.79)	$3.48	$(11.87)

Weighted-average shares outstanding
Basic	186.5	197.9	187.7	200.4
Dilutive effect of share-based awards	0.3	—	0.3	—
Diluted	186.8	197.9	188.0	200.4
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) including noncontrolling interests	$265.2	$(2,936.9)	$636.9	$(2,389.5)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(16.3)	(78.1)	(140.9)	246.1
Unrealized gain (loss) recognized on derivative instruments	0.7	1.1	22.3	(23.2)
Derivative instrument activity reclassified from other comprehensive income (loss)	(2.4)	—	(3.8)	(0.4)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	0.2	(1.3)	(4.8)	(4.4)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	0.1	0.1	(0.4)	0.2
Total other comprehensive income (loss), net of tax	(17.7)	(78.2)	(127.6)	218.3
Comprehensive income (loss)	247.5	(3,015.1)	509.3	(2,171.2)
Comprehensive (income) loss attributable to noncontrolling interests	6.4	9.3	18.1	10.6
Comprehensive income (loss) attributable to Molson Coors Beverage Company	$253.9	$(3,005.8)	$527.4	$(2,160.6)
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT PAR VALUE)
(UNAUDITED)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$602.2	$896.5
Trade receivables, net	808.1	703.0
Other receivables, net	150.9	187.3
Inventories, net	847.3	715.9
Other current assets, net	436.3	432.8
Total current assets	2,844.8	2,935.5
Property, plant and equipment, net	4,691.0	4,768.7
Goodwill	2,145.4	1,944.7
Other intangibles, net	11,775.4	11,991.1
Other assets	1,144.6	1,098.4
Total assets	$22,601.2	$22,738.4
Liabilities and equity
Current liabilities
Accounts payable and other current liabilities	$2,993.2	$2,876.7
Current portion of long-term debt and short-term borrowings	330.4	2,434.1
Total current liabilities	3,323.6	5,310.8
Long-term debt	5,665.4	3,865.4
Pension and postretirement benefits	405.7	427.1
Deferred tax liabilities	2,397.8	2,284.7
Other liabilities	283.3	307.7
Total liabilities	12,075.8	12,195.7
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests	94.4	115.6
Molson Coors Beverage Company stockholders' equity
Capital stock
Preferred stock, $0.01 par value (authorized: 25.0 shares; none issued)	—	—
Class A common stock, $0.01 par value (authorized: 500.0 shares; issued and outstanding: 2.6 shares and 2.6 shares, respectively)	—	—
Class B common stock, $0.01 par value (authorized: 500.0 shares; issued: 216.6 shares and 216.1 shares, respectively)	2.2	2.2
Class A exchangeable shares, no par value (issued and outstanding: 2.7 shares and 2.7 shares, respectively)	100.8	100.8
Class B exchangeable shares, no par value (issued and outstanding: 7.1 shares and 7.1 shares, respectively)	266.9	266.9
Paid-in capital	7,262.7	7,247.2
Retained earnings	6,106.8	5,723.7
Accumulated other comprehensive income (loss)	(1,198.7)	(1,071.6)
Class B common stock held in treasury at cost (43.2 shares and 37.7 shares, respectively)	(2,291.8)	(2,038.9)
Total Molson Coors Beverage Company stockholders' equity	10,248.9	10,230.3
Noncontrolling interests	182.1	196.8
Total equity	10,431.0	10,427.1
Total liabilities and equity	$22,601.2	$22,738.4
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income (loss) including noncontrolling interests	$636.9	$(2,389.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	561.1	530.2
Amortization of cloud computing arrangements	11.5	10.6
Amortization of debt issuance costs and discounts	7.3	3.8
Share-based compensation	26.2	27.2
Goodwill impairment	—	3,645.7
(Gain) loss on sale or impairment of property, plant, equipment and other assets, net	0.6	267.4
Unrealized (gain) loss on foreign currency fluctuations, fair value investments and derivative instruments, net	3.6	(76.9)
Equity (income) loss	(9.9)	(11.5)
Income tax (benefit) expense	183.1	(394.8)
Income tax (paid) received	(62.3)	(99.6)
Interest expense, excluding amortization of debt issuance costs and discounts	189.4	181.8
Interest paid	(210.7)	(211.9)
Other non-cash items, net	2.3	(1.3)
Change in current assets and liabilities (net of impact of business combinations) and other	(58.7)	(237.5)
Net cash provided by (used in) operating activities	1,280.4	1,243.7
Cash flows from investing activities
Additions to property, plant and equipment	(469.0)	(533.7)
Proceeds from sales of property, plant, equipment and other assets	13.5	6.1
Acquisition of business, net of cash acquired	(271.4)	(22.3)
Other	(4.2)	(85.2)
Net cash provided by (used in) investing activities	(731.1)	(635.1)
Cash flows from financing activities
Dividends paid	(273.1)	(285.7)
Payments for purchases of treasury stock	(254.9)	(332.8)
Payments on debt and borrowings	(2,385.4)	(9.6)
Proceeds on debt and borrowings	1,848.6	—
Net proceeds from (payments on) revolving credit facilities and commercial paper	296.2	—
Other	(53.8)	(18.5)
Net cash provided by (used in) financing activities	(822.4)	(646.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(21.2)	18.9
Net increase (decrease) in cash and cash equivalents	(294.3)	(19.1)
Balance at beginning of year	896.5	969.3
Balance at end of period	$602.2	$950.2
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND NONCONTROLLING INTERESTS
(IN MILLIONS)
(UNAUDITED)

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of June 30, 2026	$10,306.7	$—	$2.2	$100.8	$266.9	$7,252.8	$5,925.4	$(1,181.1)	$(2,247.5)	$187.2
Shares issued under equity compensation plan	0.7	—	—	—	—	0.7	—	—	—	—
Amortization of share-based compensation	9.2	—	—	—	—	9.2	—	—	—	—
Net income (loss) including noncontrolling interests	272.9	—	—	—	—	—	271.5	—	—	1.4
Other comprehensive income (loss), net of tax	(17.6)	—	—	—	—	—	—	(17.6)	—	—
Share repurchase program	(44.3)	—	—	—	—	—	—	—	(44.3)	—
Distributions and dividends to noncontrolling interests	(6.5)	—	—	—	—	—	—	—	—	(6.5)
Dividends declared	(90.1)	—	—	—	—	—	(90.1)	—	—	—
As of September 30, 2026	$10,431.0	$—	$2.2	$100.8	$266.9	$7,262.7	$6,106.8	$(1,198.7)	$(2,291.8)	$182.1

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of June 30, 2025	$13,636.3	$—	$2.2	$100.8	$266.9	$7,230.6	$8,597.5	$(1,066.9)	$(1,690.4)	$195.6
Shares issued under equity compensation plan	0.6	—	—	—	—	0.6	—	—	—	—
Amortization of share-based compensation	8.3	—	—	—	—	8.3	—	—	—	—
Net income (loss) including noncontrolling interests	(2,922.0)	—	—	—	—	—	(2,927.6)	—	—	5.6
Other comprehensive income (loss), net of tax	(78.2)	—	—	—	—	—	—	(78.2)	—	—
Share repurchase program	(25.3)	—	—	—	—	—	—	—	(25.3)	—
Distributions and dividends to noncontrolling interests	(3.0)	—	—	—	—	—	—	—	—	(3.0)
Dividends declared	(93.4)	—	—	—	—	—	(93.4)	—	—	—
As of September 30, 2025	$10,523.3	$—	$2.2	$100.8	$266.9	$7,239.5	$5,576.5	$(1,145.1)	$(1,715.7)	$198.2

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2025	$10,427.1	$—	$2.2	$100.8	$266.9	$7,247.2	$5,723.7	$(1,071.6)	$(2,038.9)	$196.8
Shares issued under equity compensation plan	(10.1)	—	—	—	—	(10.1)	—	—	—	—
Amortization of share-based compensation	26.2	—	—	—	—	26.2	—	—	—	—
Net income (loss) including noncontrolling interests	660.5	—	—	—	—	—	654.5	—	—	6.0
Other comprehensive income (loss), net of tax	(127.3)	—	—	—	—	—	—	(127.1)	—	(0.2)
Share repurchase program	(252.9)	—	—	—	—	—	—	—	(252.9)	—
Redeemable noncontrolling interest redemption value adjustment	(0.6)	—	—	—	—	(0.6)	—	—	—	—
Distributions and dividends to noncontrolling interests	(20.5)	—	—	—	—	—	—	—	—	(20.5)
Dividends declared	(271.4)	—	—	—	—	—	(271.4)	—	—	—
As of September 30, 2026	$10,431.0	$—	$2.2	$100.8	$266.9	$7,262.7	$6,106.8	$(1,198.7)	$(2,291.8)	$182.1

		Molson Coors Beverage Company Stockholders' Equity
								Accumulated	Common stock
		Common stock		Exchangeable				other	held in	Non
		issued		shares issued		Paid-in-	Retained	comprehensive	treasury	controlling
	Total	Class A	Class B	Class A	Class B	capital	earnings	income (loss)	Class B	interests(1)
As of December 31, 2024	$13,284.2	$—	$2.1	$100.8	$271.1	$7,223.6	$8,238.0	$(1,362.4)	$(1,380.8)	$191.8
Exchange of shares	—	—	—	—	(4.2)	4.2	—	—	—	—
Shares issued under equity compensation plan	(15.3)	—	0.1	—	—	(15.4)	—	—	—	—
Amortization of share-based compensation	27.2	—	—	—	—	27.2	—	—	—	—
Purchase of noncontrolling interest	(0.2)	—	—	—	—	(0.1)	—	—	—	(0.1)
Net income (loss) including noncontrolling interests	(2,364.9)	—	—	—	—	—	(2,377.9)	—	—	13.0
Other comprehensive income (loss), net of tax	217.8	—	—	—	—	—	—	217.3	—	0.5
Share repurchase program	(334.9)	—	—	—	—	—	—	—	(334.9)	—
Distributions and dividends to noncontrolling interests	(7.0)	—	—	—	—	—	—	—	—	(7.0)
Dividends declared	(283.6)	—	—	—	—	—	(283.6)	—	—	—
As of September 30, 2025	$10,523.3	$—	$2.2	$100.8	$266.9	$7,239.5	$5,576.5	$(1,145.1)	$(1,715.7)	$198.2
(1)All activity included in the noncontrolling interests column of the unaudited condensed consolidated statements of stockholders' equity and noncontrolling interests excludes activity from our redeemable noncontrolling interests.
See notes to the unaudited condensed consolidated financial statements.

MOLSON COORS BEVERAGE COMPANY AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be achieved for the full year or any other future period.
Anti-Dilutive Securities
Anti-dilutive securities from share-based awards excluded from the computation of diluted EPS were 3.5 million and 4.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and 3.5 million and 4.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Dividends
On July 16, 2026, our Company's Board of Directors ("Board") declared a dividend of $0.48 per share, paid on September 18, 2026, to shareholders of Class A and Class B common stock of record on August 28, 2026. Shareholders of exchangeable shares received the CAD equivalent of dividends declared on Class A and Class B common stock, equal to CAD 0.67 per share. During the nine months ended September 30, 2026, dividends declared and paid to eligible shareholders were $1.44 per share, with the CAD equivalent equal to CAD 1.97 per share.
During the three months ended September 30, 2025, a dividend of $0.47 per share was declared and paid to eligible shareholders, with the CAD equivalent equal to CAD 0.64 per share. During the nine months ended September 30, 2025, dividends declared and paid to eligible shareholders were $1.41 per share, with the CAD equivalent equal to CAD 1.96 per share.
Share Repurchase Program
The following table presents the shares repurchased and aggregate cost, including brokerage commissions and excise taxes incurred, under our current share repurchase program for the three and nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Shares repurchased	1,090,556	502,212	5,477,465	6,011,221
Aggregate cost (in millions)	$44.3	$25.3	$252.9	$334.9

Non-Cash Activity
We had non-cash investing activities related to capital expenditures incurred but not yet paid of $152.9 million and $165.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Our non-cash financing activities include certain issuances of share-based awards.
Other than the activities mentioned above and the supplemental non-cash activity related to the recognition of leases discussed in Note 6, "Leases", there were no other significant non-cash investing or financing activities for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for trade receivables was $6.6 million and $10.0 million as of September 30, 2026 and December 31, 2025, respectively.
Supplier Financing
We are the buyer under a supplier finance program with Citibank N.A. with $184.6 million and $157.7 million confirmed as valid and outstanding as of September 30, 2026 and December 31, 2025, respectively. We recognize these unpaid balances in accounts payable and other current liabilities on our unaudited condensed consolidated balance sheets.
Redeemable Noncontrolling Interests
Certain noncontrolling interests have redemption features that are outside of our control, such as those subject to put options exercisable at a future date. We account for these as redeemable noncontrolling interests and present the balances outside of stockholders' equity on our unaudited condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, there was no material activity related to redeemable noncontrolling interests. During the three months ended September 30, 2025, we recorded attributable net losses of $97.5 million and offsetting adjustments to redemption value of $82.6 million. During the nine months ended September 30, 2025, we recorded attributable net losses of $108.1 million and offsetting adjustments to redemption value of $83.5 million.
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
Atomic Brands, Inc. Acquisition
On April 1, 2026, we acquired Atomic Brands, Inc., the maker of Monaco Cocktails ("Monaco") for a purchase price and cash paid of approximately $275 million. Monaco is a pioneering brand in the ready-to-drink ("RTD") cocktail segment known for combining bold flavors and quality with convenient ready-to-drink packaging. The acquisition is aligned with our strategy to expand beyond the beer aisle, especially into RTD cocktails.
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
3. Investments
Consolidated VIE Investments
Our consolidated VIEs as of September 30, 2026, were Rocky Mountain Metal Container ("RMMC") and Rocky Mountain Bottle Company ("RMBC"). The following summarizes the assets and liabilities of our consolidated VIEs (including noncontrolling interests and excluding goodwill):

	As of
	September 30, 2026		December 31, 2025
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
RMMC/RMBC	$204.6	$18.4	$232.0	$18.6
As of September 30, 2026, for RMMC/RMBC, $78.9 million and $92.6 million were recorded in inventories, net and property, plant and equipment, net, respectively, on our unaudited condensed consolidated balance sheets. As of December 31, 2025, for RMMC/RMBC, $53.9 million and $103.8 million were recorded in inventories, net and property, plant and equipment, net, respectively, on our consolidated balance sheets.
We have not provided any financial support to any of our VIEs during the nine months ended September 30, 2026, that we were not previously contractually obligated to provide.
Equity Method Investments
Our equity method investments include our ownership interests in Brewers Retail Inc. ("BRI") and Brewers Distributor Ltd. ("BDL"), as well as other immaterial investments. The total balance of our equity method investments was $153.4 million and $135.7 million as of September 30, 2026 and December 31, 2025, respectively. Our equity method investments are all within the Americas segment and are presented within other assets on our unaudited condensed consolidated balance sheets. Amounts due to and due from our equity method investments are recorded as affiliate accounts payable and affiliate accounts receivable which are presented within accounts payable and other current liabilities and trade receivables, net, respectively, on our unaudited condensed consolidated balance sheets.
ASC 321 Investment
During the first quarter of 2025, Molson Coors Beverage Company made an investment of $88.1 million in Fevertree Drinks plc, a listed entity on the London Stock Exchange (LSE:FEVR). We hold a minority interest in the entity and account for the investment under ASC 321 which requires investments to be measured at fair value with subsequent changes in fair value recognized in net income. As of September 30, 2026 and December 31, 2025, the investment was recorded at a fair value of $122.6 million and $119.8 million, respectively, calculated based on a quoted market price on the London Stock Exchange (Level 1 inputs) and recorded to other assets on our unaudited condensed consolidated balance sheets. Changes in fair value are recorded within other non-operating income (expense), net in our unaudited condensed consolidated statements of operations. As a result of changes in fair value, we recorded an unrealized gain of $5.8 million and an unrealized loss of $11.9 million during the three months ended September 30, 2026 and September 30, 2025, respectively, and unrealized gains of $2.9 million and $39.3 million during the nine months ended September 30, 2026 and September 30, 2025, respectively.

4. Inventories

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Finished goods	$338.5	$267.0
Work in process	97.7	82.8
Raw materials	224.9	234.6
Packaging materials	186.2	131.5
Inventories, net	$847.3	$715.9
5. Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill are presented in the table below by segment:

	Americas	EMEA&APAC	Consolidated(1)
	(In millions)
Balance as of December 31, 2025	$1,944.7	$—	$1,944.7
Acquisition(2)	203.6	—	203.6
Foreign currency translation, net	(2.9)	—	(2.9)
Balance as of September 30, 2026	$2,145.4	$—	$2,145.4
(1)The accumulated impairment loss for the Americas segment was $5,159.0 million as of September 30, 2026 and December 31, 2025. The EMEA&APAC goodwill balance was fully impaired during the year ended December 31, 2020 with an accumulated impairment loss of $1,484.3 million.
(2)Goodwill acquired in the Americas segment was related to the Atomic Brands, Inc. acquisition as discussed above in Note 1, "Basis of Presentation and Summary of Significant Accounting Policies". The goodwill acquired is not deductible for tax purposes.
During the third quarter of 2025, we identified a triggering event that indicated it was more likely than not that the carrying value of the Americas reporting unit exceeded its fair value. As a result, an impairment test was completed as of August 31, 2025 resulting in a partial goodwill impairment charge of $3,645.7 million recognized in the third quarter of 2025. Due to this partial impairment charge, the Americas reporting unit continues to be at a heightened risk of future impairment in the event of significant unfavorable changes in assumptions. We are focused on building a portfolio of strong and scalable brands in both beer and beyond beer, which entails prioritizing our investments to strengthen our core and value beer portfolios and to transform our above premium beer and beyond beer portfolios. While progress has been made, continued focus is required to deliver on our objectives. Therefore, the growth targets included in management's forecasted future cash flows are inherently at risk given that the strategies are still in process. Additionally, the fair value determinations are sensitive to changes in the beer industry environment, broader macroeconomic conditions, market multiples and discount rates that could negatively impact future analyses, including the impacts of cost inflation and tariffs, increases to interest rates and other external industry factors impacting our business.
We evaluated potential indicators of goodwill impairment during the nine months ended September 30, 2026, and concluded that no events or changes in circumstances had occurred that would indicate it was more likely than not that the fair value of our Americas reporting unit was below its carrying amount.
We perform our annual goodwill impairment assessment as of October 1 each year. In connection with our annual assessment, we update our projected future cash flows based on our annual operating plan and long-range financial forecasts, which are subject to management review and approval. As part of our current annual planning process, we identified revisions to our forecasted future cash flows that resulted in the identification of a goodwill impairment triggering event for our Americas reporting unit. Accordingly, we elected to bypass the optional qualitative assessment and proceed directly to a quantitative goodwill impairment assessment as of October 1, 2026. Given these developments, our Americas reporting unit continues to be at a heightened risk of goodwill impairment.

As of the date of this filing, our annual quantitative goodwill impairment assessment remains in progress, and we have not yet determined whether a goodwill impairment charge will be required or the amount of any such charge. Any impairment identified as a result of our October 1, 2026 assessment would be recognized in the fourth quarter of 2026.
Intangible Assets, Other than Goodwill
The following table presents details of our intangible assets, other than goodwill, as of September 30, 2026:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,129.9	$(2,082.4)	$3,047.5
License agreements and distribution rights	10 - 20	204.9	(134.1)	70.8
Other	5 - 40	84.9	(32.0)	52.9
Intangible assets not subject to amortization
Brands	Indefinite	7,585.8	—	7,585.8
Distribution networks	Indefinite	710.8	—	710.8
Other	Indefinite	307.6	—	307.6
Total		$14,023.9	$(2,248.5)	$11,775.4
The following table presents details of our intangible assets, other than goodwill, as of December 31, 2025:

	Useful life	Gross	Accumulated amortization	Net
	(Years)	(In millions)
Intangible assets subject to amortization
Brands	10 - 50	$5,186.3	$(1,957.7)	$3,228.6
License agreements and distribution rights	10 - 20	204.3	(131.1)	73.2
Other	5 - 40	85.1	(30.5)	54.6
Intangible assets not subject to amortization
Brands	Indefinite	7,590.0	—	7,590.0
Distribution networks	Indefinite	737.1	—	737.1
Other	Indefinite	307.6	—	307.6
Total		$14,110.4	$(2,119.3)	$11,991.1
The decrease in the gross carrying amount of intangible assets from December 31, 2025 to September 30, 2026, was primarily driven by the impact of foreign exchange rates as a significant amount of intangible assets, other than goodwill, are denominated in foreign currencies, partially offset by the acquisition of the Monaco brand.
Based on foreign currency exchange rates as of September 30, 2026, the estimated future amortization expense of intangible assets was as follows:

Fiscal year	Amount
(In millions)
2026 - remaining	$35.3
2027	132.6
2028	131.2
2029	131.1
2030	131.0
Amortization expense of intangible assets was $52.4 million and $52.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $165.9 million and $155.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. This expense was presented within MG&A expenses in our unaudited condensed consolidated statements of operations.

During the third quarter of 2025, we identified a triggering event for the Blue Run Spirits asset group in the Americas segment resulting in the full impairment of the definite-lived intangible brand of $75.3 million which was recorded within other operating income (expense), net in the unaudited condensed consolidated statements of operations. Also during the third quarter of 2025, we identified a triggering event for the Staropramen family of brands in the EMEA&APAC segment resulting in a partial impairment of $198.6 million which was recorded within other operating income (expense), net in the unaudited condensed consolidated statements of operations. Subsequent to the impairment, we reclassified the useful life of the Staropramen family of brands from indefinite to 50 years effective August 31, 2025.
The fair value of the Coors brands in the Americas (inclusive of our Coors brand in the U.S. and Coors distribution agreement in Canada), the Miller brands in the U.S. and the Carling brands in the U.K. all exceeded their respective carrying values by over 15% as of the October 1, 2025 annual testing date.
We continuously monitor the performance of our definite-lived assets for potential triggering events suggesting an impairment review should be performed. Due to a reduction in forecasted cash flows associated with our asset group, Coors Distributing Company ("CDC"), we identified this as a triggering event during the third quarter of 2026 and performed a recoverability test for the long-lived assets at the asset group level but concluded that the recoverability test passed and no impairment was recorded.
No other triggering events were identified during the nine months ended September 30, 2026, that would indicate the carrying values of our indefinite-lived or definite-lived intangible assets were greater than their fair values.
Our annual indefinite-lived asset impairment analysis as of October 1, 2026 is currently in progress, and we have not yet finalized our results.
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
6. Leases
Supplemental balance sheet information related to leases as of September 30, 2026 and December 31, 2025, was as follows:

		As of
		September 30, 2026	December 31, 2025
	Balance Sheet Classification	(In millions)
Operating Leases
Operating lease right-of-use assets	Other assets	$183.9	$194.0
Current operating lease liabilities	Accounts payable and other current liabilities	$49.4	$52.8
Non-current operating lease liabilities	Other liabilities	149.9	160.1
Total operating lease liabilities		$199.3	$212.9
Finance Leases
Finance lease right-of-use assets	Property, plant and equipment, net	$54.2	$60.6
Current finance lease liabilities	Current portion of long-term debt and short-term borrowings	$8.9	$10.7
Non-current finance lease liabilities	Long-term debt	51.6	54.0
Total finance lease liabilities		$60.5	$64.7

Supplemental cash flow information related to leases for the nine months ended September 30, 2026 and September 30, 2025, was as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(In millions)
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$54.2	$47.8
Operating cash flows from finance leases	2.7	2.8
Financing cash flows from finance leases	8.4	7.6
Supplemental non-cash information on right-of-use assets obtained in exchange for new lease liabilities
Operating leases	37.5	28.6
Finance leases	4.9	10.6
7. Debt
Debt Obligations

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Long-term debt
CAD 500 million 3.44% senior notes due July 2026(1)	$—	$364.3
$2.0 billion 3.0% senior notes due July 2026(2)	—	2,000.0
$500 million 4.9% senior notes due July 2031(3)	500.0	—
EUR 800 million 3.8% senior notes due June 2032	906.4	939.7
CAD 500 million 4.3% senior notes due July 2033(4)	351.3	—
$1.0 billion 5.5% senior notes due July 2036(3)	1,000.0	—
$1.1 billion 5.0% senior notes due May 2042	1,100.0	1,100.0
$1.8 billion 4.2% senior notes due July 2046	1,800.0	1,800.0
Finance leases	60.5	64.7
Other	5.3	26.1
Less: unamortized debt discounts and debt issuance costs	(48.7)	(34.7)
Total long-term debt (including current portion)	5,674.8	6,260.1
Less: current portion of long-term debt	(9.4)	(2,394.7)
Total long-term debt	$5,665.4	$3,865.4

Current portion of long-term debt and short-term borrowings
Commercial paper	296.6	—
Short-term borrowings(5)	24.4	39.4
Current portion of long-term debt	9.4	2,394.7
Total current portion of long-term debt and short-term borrowings	$330.4	$2,434.1
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

(3)On May 27, 2026, MCBC issued $500 million 4.9% senior notes that mature on July 8, 2031. Semi-annual interest payments for these notes are due January 8 and July 8 with the first interest payment due January 8, 2027. The issuance of these notes resulted in proceeds of $497.3 million, net of underwriting fees and discounts. Total debt discounts and debt issuance costs capitalized in connection with these notes, including underwriting fees, were approximately $3.9 million, and are being amortized over their term.
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
(4)On May 27, 2026, Molson Coors International LP, a wholly-owned indirect subsidiary of MCBC, issued CAD 500 million 4.3% senior notes that mature on July 8, 2033. Semi-annual interest payments for these notes are due January 8 and July 8 with the first interest payment due January 8, 2027. The issuance of these notes resulted in proceeds of $359.4 million, net of underwriting fees and discounts. Total debt discounts and debt issuance costs capitalized in connection with these notes, including underwriting fees, were approximately $3.2 million, and are being amortized over their term.
(5)Our short-term borrowings include bank overdrafts, borrowings on our overdraft facilities and other items.
As of September 30, 2026, we had $19.4 million in bank overdrafts and $106.9 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $87.5 million. As of December 31, 2025, we had $32.3 million in bank overdrafts and $62.0 million in bank cash related to our cross-border, cross-currency cash pool for a net positive position of $29.7 million.
In addition, we have CAD, GBP and USD overdraft facilities under which we had no outstanding borrowings as of September 30, 2026 and December 31, 2025. See further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion related to letters of credit.
Debt Fair Value Measurements
We utilize market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations using observable market interest and foreign exchange rates. As of September 30, 2026 and December 31, 2025, the fair value of our outstanding long-term debt (including the current portion of long-term debt) was approximately $5.0 billion and $5.9 billion, respectively. All senior notes are valued based on other significant observable inputs and classified as Level 2 in the fair value hierarchy. The carrying values of all other outstanding long-term borrowings and our short-term borrowings approximate their fair values and are also classified as Level 2 in the fair value hierarchy.
Revolving Credit Facility and Commercial Paper
We maintain an amended and restated $2.0 billion multi-currency revolving credit facility with a maturity date of June 26, 2030, that allows us to issue a maximum aggregate amount of $2.0 billion in commercial paper or make other borrowings at any time at variable interest rates. We use this facility from time to time for working capital or general purposes or to fund the repayment of debt upon maturity. We had commercial paper outstanding of $0.3 billion as of September 30, 2026. The outstanding borrowings under the commercial paper program had a weighted-average effective interest rate and tenor of 4.19% and 22 days, respectively. We had no borrowings drawn on this revolving credit facility and no commercial paper borrowings outstanding as of December 31, 2025.
We had commercial paper outstanding of approximately $0.3 billion as of November 5, 2026. As such, we had approximately $1.7 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility as of November 5, 2026.

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
Under the amended and restated $2.0 billion multi-currency revolving credit facility, we are required to maintain a maximum leverage ratio, calculated as net debt to EBITDA (as defined in the amended and restated multi-currency revolving credit facility agreement) of 4.00x, measured as of the last day of each fiscal quarter through maturity of the credit facility. As of September 30, 2026, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All our outstanding senior notes as of September 30, 2026 rank pari-passu.
8. Derivative Instruments and Hedging Activities
Our risk management and derivative accounting policies are presented within Part II.—Item 8. Financial Statements, Note 1, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report and did not significantly change during the nine months ended September 30, 2026. As noted in Part II.—Item 8. Financial Statements, Note 10, "Derivative Instruments and Hedging Activities" in our Annual Report, due to the nature of our counterparty agreements and the fact that we are not subject to master netting arrangements, we are not able to net positions with the same counterparty and, therefore, present our derivative positions on a gross basis in our unaudited condensed consolidated balance sheets. Our significant types of derivatives and hedge positions have not changed materially since December 31, 2025.
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
The table below summarizes our derivative assets (liabilities) that were measured at fair value as of September 30, 2026 and December 31, 2025. The fair value for all derivative contracts as of September 30, 2026 and December 31, 2025 were measured using significant other observable inputs, which are Level 2 inputs.

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Forward starting interest rate swaps	$—	$83.7
Foreign currency forwards	4.9	0.4
Commodity swaps and options	66.2	52.1
Total	$71.1	$136.2
Between September 30, 2026 and December 31, 2025, we had no significant transfers between Level 1 and Level 2. New derivative contracts transacted during the nine months ended September 30, 2026, were all included in Level 2.

Results of Period Derivative Activity
The tables below include the results of our derivative activity on our unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 and our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025.
Fair Value of Derivative Instruments on the Unaudited Condensed Consolidated Balance Sheets (In millions):

	As of September 30, 2026
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Foreign currency forwards	$132.9	Other current assets	$3.7	Accounts payable and other current liabilities	$—
		Other assets	1.2	Other liabilities	—
Total derivatives designated as hedging instruments			$4.9		$—
Derivatives not designated as hedging instruments
Commodity swaps(1)	$679.9	Other current assets	$64.1	Accounts payable and other current liabilities	$(12.7)
		Other assets	5.3	Other liabilities	(2.5)
Commodity options(1)	$315.2	Other current assets	9.4	Accounts payable and other current liabilities	—
		Other assets	2.6	Other liabilities	—
Total derivatives not designated as hedging instruments			$81.4		$(15.2)

	As of December 31, 2025
		Asset derivatives		Liability derivatives
	Notional amount	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivatives designated as hedging instruments
Forward starting interest rate swaps	$1,000.0	Other current assets	$83.7	Accounts payable and other current liabilities	$—
Foreign currency forwards	$104.9	Other current assets	0.9	Accounts payable and other current liabilities	(0.3)
		Other assets	—	Other liabilities	(0.2)
Total derivatives designated as hedging instruments			$84.6		$(0.5)
Derivatives not designated as hedging instruments
Commodity swaps(1)	$442.1	Other current assets	$55.9	Accounts payable and other current liabilities	$(6.0)
		Other assets	3.2	Other liabilities	(1.0)
Commodity options(1)	$21.0	Other current assets	0.1	Accounts payable and other current liabilities	(0.1)
Total derivatives not designated as hedging instruments			$59.2		$(7.1)
(1)Notional includes certain offsetting buy and sell positions, shown in terms of absolute value. Buy and sell positions are shown gross in the asset and/or liability position, as appropriate.

The Pretax Effect of Cash Flow Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivatives
Three Months Ended September 30, 2026
Forward starting interest rate swaps	$—	Interest income (expense), net	$2.7
Foreign currency forwards	1.1	Cost of goods sold	0.7
		Other non-operating income (expense), net	(0.2)
Total	$1.1		$3.2
Three Months Ended September 30, 2025
Forward starting interest rate swaps	$(1.2)	Interest income (expense), net	$(0.7)
Foreign currency forwards	2.6	Cost of goods sold	0.8
		Other non-operating income (expense), net	(0.2)
Total	$1.4		$(0.1)

Derivatives in cash flow hedge relationships	Amount of gain (loss) recognized in OCI on derivatives	Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized from AOCI into income on derivative
Nine Months Ended September 30, 2026
Forward starting interest rate swaps	$23.8	Interest income (expense), net	$3.7
Foreign currency forwards	5.8	Cost of goods sold	1.7
		Other non-operating income (expense), net	(0.4)
Total	$29.6		$5.0
Nine Months Ended September 30, 2025
Forward starting interest rate swaps	$(25.5)	Interest income (expense), net	$(2.4)
Foreign currency forwards	(5.5)	Cost of goods sold	3.5
		Other non-operating income (expense), net	(0.6)
Total	$(31.0)		$0.5
The Pretax Effect of Net Investment Hedge Accounting on Other Comprehensive Income (Loss), Accumulated Other Comprehensive Income (Loss) and Income (Loss) (In millions):

Net investment hedge relationships	Amount of gain (loss) recognized in AOCI(1)
Three Months Ended September 30, 2026
EUR 800 million 3.8% senior notes due June 2032	$7.3
Three Months Ended September 30, 2025
EUR 800 million 3.8% senior notes due June 2032	$4.2

Net investment hedge relationships	Amount of gain (loss) recognized in AOCI (1)
Nine Months Ended September 30, 2026
EUR 800 million 3.8% senior notes due June 2032	$33.1
Nine Months Ended September 30, 2025
EUR 800 million 3.8% senior notes due June 2032	$(109.9)

(1)The cumulative translation adjustments related to our net investment hedges remain in AOCI until the respective underlying net investment is sold or liquidated. During the three and nine months ended September 30, 2026 and September 30, 2025, we did not reclassify any amounts related to our net investment hedges from AOCI into earnings whether due to ineffectiveness, a sale or liquidation.
As of September 30, 2026, we expect pretax net gains of approximately $14 million recorded in AOCI that will be reclassified into earnings within the next 12 months. Our foreign currency forwards, which are designated in cash flow hedge relationships, are typically hedged over a maximum length of approximately 3 years. In conjunction with issuing our 2036 USD senior notes, we settled our forward starting interest rate swaps for a realized gain of $107.5 million which was recorded to AOCI and will be amortized over the term of the 2036 USD senior notes.
The Effect of Derivatives Not Designated as Hedging Instruments on our Unaudited Condensed Consolidated Statements of Operations (In millions):

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Three Months Ended September 30, 2026
Commodity swaps	Cost of goods sold	$37.5
Commodity options	Cost of goods sold	(5.9)
Total		$31.6
Three Months Ended September 30, 2025
Commodity swaps	Cost of goods sold	$28.3

Derivatives not in hedging relationships	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Nine Months Ended September 30, 2026
Commodity swaps	Cost of goods sold	$125.1
Commodity options	Cost of goods sold	(8.1)
Total		$117.0
Nine Months Ended September 30, 2025
Commodity swaps	Cost of goods sold	$61.1
9. Income Tax

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Effective tax rate	23%	16%	22%	14%
The higher effective tax rate for the three and nine months ended September 30, 2026, compared to prior year, was primarily due to the $3,645.7 million partial goodwill impairment recorded in the third quarter of 2025, a portion of which was not deductible for tax purposes.
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

10. Commitments and Contingencies
Litigation, Other Disputes and Environmental
Related to litigation, other disputes and environmental issues, we had an aggregate accrued contingent liability of $10.2 million and $41.6 million as of September 30, 2026 and December 31, 2025, respectively. While we cannot predict the eventual aggregate cost for litigation, other disputes and environmental matters in which we are currently involved, based on review with legal counsel, we believe adequate reserves have been provided for losses that are probable and estimable. For all matters, unless otherwise noted below, we believe that any reasonably possible losses in excess of the amounts accrued are immaterial to our unaudited condensed consolidated financial statements. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters, may arise from time to time that may harm our business. Our litigation, other disputes and environmental issues are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report.
During the third quarter of 2026, certain brand owners sought to terminate their distribution agreements with CDC, our wholly owned distributor in Colorado. In response to this, CDC is pursuing legal actions to enforce its rights under the distribution agreements and applicable law. As of the date of this report, we do not anticipate that this development will have a material impact on our results of operations for the year ended December 31, 2026. We will continue to monitor the status of these legal actions. The outcome of these legal actions remains uncertain.
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
Guarantees and Indemnities
We guarantee indebtedness and other obligations to banks and other third parties for some of our equity method investments and consolidated subsidiaries. Separately, our Cervejarias Kaiser Brasil S.A. ("Kaiser") indemnities are discussed in further detail within Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report and did not significantly change during the nine months ended September 30, 2026.

11. Accumulated Other Comprehensive Income (Loss)

	MCBC stockholders' equity
	Foreign currency translation adjustments	Gain (loss) on derivative instruments	Pension and postretirement benefit adjustments	Equity method investments	Accumulated other comprehensive income (loss)
	(In millions)
As of December 31, 2025	$(797.6)	$68.2	$(326.8)	$(15.4)	$(1,071.6)
Foreign currency translation adjustments	(162.5)	—	—	—	(162.5)
Gain (loss) recognized on net investment hedges	33.1	—	—	—	33.1
Unrealized gain (loss) recognized on derivative instruments	—	29.6	—	—	29.6
Derivative instrument activity reclassified from other comprehensive income (loss)	—	(5.0)	—	—	(5.0)
Pension and other postretirement activity reclassified from other comprehensive income (loss)	—	—	(6.4)	—	(6.4)
Ownership share of unconsolidated subsidiaries' other comprehensive income (loss)	—	—	—	(0.7)	(0.7)
Tax benefit (expense)	(11.0)	(6.1)	1.6	0.3	(15.2)
As of September 30, 2026	$(938.0)	$86.7	$(331.6)	$(15.8)	$(1,198.7)
12. Other Operating Income (Expense), net
We have recorded incurred charges or realized benefits that we believe are significant to our current operating results warranting separate classification in other operating income (expense), net within our unaudited condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In millions)
Restructuring(1)
Employee-related charges	$(4.5)	$(0.9)	$(25.4)	$(9.2)
Asset abandonment and other restructuring costs	(5.0)	(0.4)	(22.5)	(20.1)
Intangible and tangible asset impairments, excluding goodwill(2)	—	(273.9)	—	(273.9)
Gains (losses) on disposals and other(3)	0.2	—	(10.1)	2.9
Other operating income (expense), net	$(9.3)	$(275.2)	$(58.0)	$(300.3)
(1)On October 20, 2025, we announced the Americas Restructuring Plan designed to create a leaner, more agile Americas segment while advancing our ability to reinvest in the business and position us for future growth. The plan resulted in $5.1 million of employee-related charges recorded during the nine months ended September 30, 2026. The cumulative restructuring charges recorded through September 30, 2026 related to the Americas Restructuring Plan were $33.8 million. These actions are substantially complete and any remaining future charges are expected to be immaterial.
During the first quarter of 2026, we committed to various cost savings actions designed to optimize our supply chain within the Americas segment, which resulted in restructuring charges including accelerated depreciation in excess of normal depreciation charges of $1.9 million and $12.0 million during the three and nine months ended September 30, 2026, respectively. We anticipate additional charges related to these committed actions to be approximately $5 million to $10 million, with the majority of these charges to be recorded during the remainder of 2026 as well as in 2027.

Also, during the first quarter and third quarter of 2026, we committed to various restructuring actions in the EMEA&APAC segment, including the closure of several small breweries, alongside other operational changes designed to unlock efficiencies as well as modernize and simplify the EMEA&APAC segment to fund growth. During the three and nine months ended September 30, 2026, we recorded employee-related charges of $4.4 million and $19.7 million, respectively, as well as accelerated depreciation in excess of normal depreciation charges of $5.2 million and $10.2 million, respectively, related to these actions. We anticipate additional charges related to these committed actions to be approximately $15 million to $20 million, with the majority of these charges to be recorded during the remainder of 2026 as well as in 2027.
During the third quarter of 2024, we made the decision to wind down or sell certain of our U.S. craft businesses and related facilities and recorded employee-related and asset abandonment charges. During the first quarter of 2025, we incurred accelerated depreciation in excess of normal depreciation of $17.9 million related to this action. Restructuring charges related to these actions are complete.
(2)During the third quarter of 2025, we recognized a partial impairment charge of $198.6 million related to the Staropramen family of brands indefinite-lived intangible asset in our EMEA&APAC segment. Also during the third quarter of 2025, we recognized a full impairment charge of $75.3 million related to the Blue Run Spirits definite-lived intangible asset in our Americas segment.
(3)During the second quarter of 2026, we made the decision to exit a brand in our Americas segment and, as a result, recorded $8.1 million of accelerated amortization of the brand intangible.
The below table presents a rollforward of the Americas Restructuring Plan accrued restructuring balance related to employee-related charges. The accrued restructuring balances for the other remaining restructuring projects are immaterial.

(In millions)
As of December 31, 2025	$28.3
Charges incurred and changes in estimates	5.1
Payments made	(26.1)
As of September 30, 2026	$7.3
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
We also have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Unallocated primarily includes certain financing-related activities such as interest expense and interest income as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity instruments not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the underlying exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment while all other components remain in Unallocated.
Summarized Financial Information
No single customer accounted for more than 10% of our consolidated net sales for the three and nine months ended September 30, 2026 or September 30, 2025.
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

The following tables present net sales and other activity by segment to arrive at income (loss) before income taxes as well as a reconciliation of amounts shown as income (loss) before income taxes to net income (loss) attributable to MCBC:

	For the three months ended September 30, 2026
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$2,232.8	$701.4	$—	$(7.7)	$2,926.5
Cost of goods sold	(1,431.9)	(468.5)	(3.4)	7.7	(1,896.1)
Marketing and sales expenses	(253.6)	(63.2)	—	—	(316.8)
General and administrative expenses	(240.2)	(76.5)	—	—	(316.7)
Other operating income (expense), net	0.7	(10.0)	—	—	(9.3)
Equity income (loss)	3.0	—	—	—	3.0
Interest expense	(0.5)	(0.5)	(66.7)	—	(67.7)
Interest income	—	—	4.8	—	4.8
Other segment items(1)	9.9	(0.9)	5.5	—	14.5
Income (loss) before income taxes	$320.2	$81.8	$(59.8)	$—	$342.2
Income tax benefit (expense)					(77.0)
Net income (loss)					265.2
Net (income) loss attributable to noncontrolling interests					6.3
Net income (loss) attributable to MCBC					$271.5

	For the three months ended September 30, 2025
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$2,260.0	$721.0	$—	$(7.5)	$2,973.5
Cost of goods sold	(1,350.6)	(468.2)	11.3	7.5	(1,800.0)
Marketing and sales expenses	(291.0)	(75.5)	—	—	(366.5)
General and administrative expenses	(231.3)	(88.9)	—	—	(320.2)
Goodwill impairment	(3,645.7)	—	—	—	(3,645.7)
Other operating income (expense), net	(75.6)	(199.6)	—	—	(275.2)
Equity income (loss)	3.0	—	—	—	3.0
Interest expense	(0.6)	(0.8)	(61.3)	—	(62.7)
Interest income	—	—	6.7	—	6.7
Other segment items(1)	(13.6)	1.6	3.6	—	(8.4)
Income (loss) before income taxes	$(3,345.4)	$(110.4)	$(39.7)	$—	$(3,495.5)
Income tax benefit (expense)					558.6
Net income (loss)					(2,936.9)
Net (income) loss attributable to noncontrolling interests					9.3
Net income (loss) attributable to MCBC					$(2,927.6)

	For the nine months ended September 30, 2026
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$6,535.7	$1,858.3	$—	$(19.9)	$8,374.1
Cost of goods sold	(4,100.4)	(1,297.5)	(5.2)	19.9	(5,383.2)
Marketing and sales expenses	(784.0)	(185.2)	—	—	(969.2)
General and administrative expenses	(719.7)	(273.1)	—	—	(992.8)
Other operating income (expense), net	(25.9)	(32.1)	—	—	(58.0)
Equity income (loss)	9.9	—	—	—	9.9
Interest expense	(1.5)	(1.8)	(193.4)	—	(196.7)
Interest income	—	0.2	15.5	—	15.7
Other segment items(1)	3.6	(0.8)	17.4	—	20.2
Income (loss) before income taxes	$917.7	$68.0	$(165.7)	$—	$820.0
Income tax benefit (expense)					(183.1)
Net income (loss)					636.9
Net (income) loss attributable to noncontrolling interests					17.6
Net income (loss) attributable to MCBC					$654.5

	For the nine months ended September 30, 2025
	Americas	EMEA&APAC	Unallocated	Inter-segment net sales eliminations	Consolidated
	(In millions)
Net sales	$6,646.6	$1,852.2	$—	$(20.4)	$8,478.4
Cost of goods sold	(3,988.9)	(1,240.6)	37.0	20.4	(5,172.1)
Marketing and sales expenses	(837.4)	(199.1)	—	—	(1,036.5)
General and administrative expenses	(725.6)	(270.9)	—	—	(996.5)
Goodwill impairment	(3,645.7)	—	—	—	(3,645.7)
Other operating income (expense), net	(93.1)	(207.2)	—	—	(300.3)
Equity income (loss)	11.5	—	—	—	11.5
Interest expense	(1.9)	(2.9)	(180.8)	—	(185.6)
Interest income	—	0.2	14.3	—	14.5
Other segment items(1)	36.6	3.5	7.9	—	48.0
Income (loss) before income taxes	$(2,597.9)	$(64.8)	$(121.6)	$—	$(2,784.3)
Income tax benefit (expense)					394.8
Net income (loss)					(2,389.5)
Net (income) loss attributable to noncontrolling interests					11.6
Net income (loss) attributable to MCBC					$(2,377.9)
(1)Other segment items include other pension and postretirement benefit (cost), net and other non-operating income (expense), net.

The following table presents total assets by segment as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(In millions)
Americas	$19,134.0	$19,237.9
EMEA&APAC	3,467.2	3,500.5
Consolidated	$22,601.2	$22,738.4
The following table presents total property, plant and equipment depreciation and intangible asset amortization as well as total capital expenditures by segment for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation and amortization	(In millions)
Americas	$131.4	$131.1	$406.5	$395.0
EMEA&APAC	52.0	48.7	154.6	135.2
Consolidated	$183.4	$179.8	$561.1	$530.2
Capital expenditures
Americas	$92.2	$85.6	$354.0	$376.7
EMEA&APAC	41.6	47.5	115.0	157.0
Consolidated	$133.8	$133.1	$469.0	$533.7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
For more than two centuries, we have brewed beverages that unite people to celebrate all life’s moments. From our core power brands, Coors Light, Miller Lite, Coors Banquet, Molson Canadian, Carling and Ožujsko, to our above premium brands, including Madrí Excepcional, Staropramen, Blue Moon Belgian White and Leinenkugel’s Summer Shandy, to our value brands, like Miller High Life and Keystone Light, we produce many beloved and iconic beers. While our history is rooted in beer, we offer a modern portfolio that expands beyond the beer aisle as well, including flavored beverages like Vizzy Hard Seltzer and Monaco, spirits and non-alcoholic beverages. We also have partner brands, such as Simply Spiked, ZOA Energy and Fever-Tree, among others, through license, distribution, partnership and joint venture agreements. As a business, our ambition is to be the first choice for our people, our consumers and our customers, and our success depends on our ability to make our products available to meet a wide range of consumer segments and occasions.
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in this Quarterly Report on Form 10-Q is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("Annual Report"), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be achieved for the full year or any other future period.
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
Global Market Conditions and Competitive Trends
Our industry is experiencing and continues to navigate a dynamic macroeconomic environment driven by tariffs and shifting global trade policies as well as other geopolitical events including the recent conflict in Iran which have impacted and may continue to impact economic growth, consumer confidence, supply chain pressures, commodity cost volatility and other inflation, and foreign currency exchange rates.
For example, the surcharge added to the base price of aluminum in the U.S., known as the Midwest Premium, has risen substantially since the second quarter of 2025, and base aluminum and fuel prices have also been volatile and remain at elevated levels. Further, we have experienced a tightening of the freight market in the U.S. and expect this to continue in the near term. In addition to impacting the prices of raw materials, a constant or periodic change in these commodities has decreased and may continue to decrease our profit margins or we may pass on the increased costs to our customers, which could in turn result in the loss of sales if the end consumer is not willing to pay the increased price.
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
We plan to continue to evaluate and implement strategies which are designed to help mitigate the impact on our business, consolidated results of operations and financial condition while continuing to support our long-term strategic growth and capital allocation priorities, including but not limited to hedging commodities as well as cost savings programs and initiatives.

Items Affecting the Americas Segment Results of Operations
CDC Distribution Agreements
During the third quarter of 2026, certain brand owners sought to terminate their distribution agreements with CDC, our wholly owned distributor in Colorado. In response to this, CDC is pursuing legal actions to enforce its rights under the distribution agreements and applicable law. As of the date of this report, we do not anticipate that this development will have a material impact on our results of operations for the year ended December 31, 2026. The outcome of these legal actions remains uncertain. However, these brands represent an immaterial amount of our Americas' net sales and income (loss) before income taxes for the year ended December 31, 2025 as well as for the nine months ended September 30, 2026.
Atomic Brands, Inc. Acquisition
On April 1, 2026, we acquired Atomic Brands, Inc., the maker of Monaco Cocktails ("Monaco") for a purchase price and cash paid of approximately $275 million. Monaco is a pioneering brand in the ready-to-drink ("RTD") cocktail segment known for combining bold flavors and quality with convenient ready-to-drink packaging. The acquisition is aligned with our strategy to expand beyond the beer aisle, especially into RTD cocktails. The acquisition was accounted for as a business combination, with approximately $65 million of consideration allocated to a definite-lived brand intangible asset to be amortized over a 15-year period and the remainder primarily allocated to goodwill of approximately $200 million for the amount in excess of net identifiable assets acquired as well as other working capital balances.
Midwest Premium Pricing
We continued to incur elevated costs attributable to Midwest Premium pricing. Midwest Premium pricing had approximately a $30 million and $100 million unfavorable impact on our cost of goods sold during the three and nine months ended September 30, 2026, respectively. We expect this unfavorable impact to continue the remainder of 2026 and as a result, we anticipate Midwest Premium pricing to have an approximate $130 million unfavorable impact on our cost of goods sold for the year ending December 31, 2026 when compared to prior year.
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

Consolidated Results of Operations
The following table highlights summarized components of our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025. See Part I.—Item 1. Financial Statements for additional details of our U.S. GAAP results.

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(In millions, except percentages and per share data)
Net sales	$2,926.5	$2,973.5	(1.6)%	$8,374.1	$8,478.4	(1.2)%
Cost of goods sold	(1,896.1)	(1,800.0)	5.3%	(5,383.2)	(5,172.1)	4.1%
Gross profit	1,030.4	1,173.5	(12.2)%	2,990.9	3,306.3	(9.5)%
Marketing, general and administrative expenses	(633.5)	(686.7)	(7.7)%	(1,962.0)	(2,033.0)	(3.5)%
Goodwill impairment	—	(3,645.7)	(100.0)%	—	(3,645.7)	(100.0)%
Other operating income (expense), net	(9.3)	(275.2)	(96.6)%	(58.0)	(300.3)	(80.7)%
Equity income (loss)	3.0	3.0	0.0%	9.9	11.5	(13.9)%
Operating income (loss)	390.6	(3,431.1)	N/M	980.8	(2,661.2)	N/M
Total non-operating income (expense), net	(48.4)	(64.4)	(24.8)%	(160.8)	(123.1)	30.6%
Income (loss) before income taxes	342.2	(3,495.5)	N/M	820.0	(2,784.3)	N/M
Income tax benefit (expense)	(77.0)	558.6	N/M	(183.1)	394.8	N/M
Net income (loss)	265.2	(2,936.9)	N/M	636.9	(2,389.5)	N/M
Net (income) loss attributable to noncontrolling interests	6.3	9.3	(32.3)%	17.6	11.6	51.7%
Net income (loss) attributable to MCBC	$271.5	$(2,927.6)	N/M	$654.5	$(2,377.9)	N/M
Net income (loss) attributable to MCBC per diluted share	$1.45	$(14.79)	N/M	$3.48	$(11.87)	N/M

Financial volume in hectoliters	18.809	19.385	(3.0)%	53.507	55.664	(3.9)%
N/M = Not meaningful
Foreign Currency Impacts on Results
For the three months ended September 30, 2026, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Unfavorable impact of $10.9 million (Unfavorable impact for Americas and EMEA&APAC of $5.6 million and $5.3 million, respectively).
•Cost of goods sold - Favorable impact of $6.5 million (Favorable impact for Americas and EMEA&APAC of $3.5 million and $3.0 million, respectively).
•MG&A - Favorable impact of $2.3 million (Favorable impact for Americas and EMEA&APAC of $1.3 million and $1.0 million, respectively).
•Income (loss) before income taxes - Unfavorable impact of $2.7 million (Unfavorable impact for EMEA&APAC and Americas of $2.2 million and $1.0 million, respectively, partially offset by the favorable impact for Unallocated of $0.5 million).
The impacts of foreign currency movements on our consolidated USD results described above for the three months ended September 30, 2026 were primarily due to the strengthening of the USD compared to the CAD and other operating currencies in Europe.
For the nine months ended September 30, 2026, foreign currency movements had the following impacts on our USD consolidated results:
•Net sales - Favorable impact of $44.7 million (Favorable impact for EMEA&APAC and Americas of $39.8 million and $4.9 million, respectively).

•Cost of goods sold - Unfavorable impact of $32.2 million (Unfavorable impact for EMEA&APAC and Americas of $30.4 million and $3.4 million, respectively, partially offset by the favorable impact for Unallocated of $1.6 million).
•MG&A - Unfavorable impact of $16.7 million (Unfavorable impact for EMEA&APAC and Americas of $14.4 million and $2.3 million, respectively).
•Income (loss) before income taxes - Unfavorable impact of $7.7 million (Unfavorable impact for EMEA&APAC and Americas of $6.9 million and $4.7 million, respectively, partially offset by the favorable impact for Unallocated of $3.9 million).
The impacts of foreign currency movements on our consolidated USD results described above for the nine months ended September 30, 2026, were primarily due to the weakening of the USD compared to the CAD, GBP and other operating currencies in Europe.
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
Net sales
The following table highlights the drivers of the change in net sales for the three months ended September 30, 2026, compared to September 30, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(3.0)%	1.8%	(0.4)%	(1.6)%
Net sales decreased 1.6% for the three months ended September 30, 2026, compared to prior year, driven by lower financial volume and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volume decreased 3.0% for the three months ended September 30, 2026, compared to prior year, primarily due to lower shipments in both the Americas and EMEA&APAC segments.
Price and sales mix favorably impacted net sales by 1.8% for the three months ended September 30, 2026, compared to prior year, primarily due to increased net pricing in the Americas segment and favorable sales mix as a result of premiumization in the EMEA&APAC segment.
The following table highlights the drivers of the change in net sales for the nine months ended September 30, 2026, compared to September 30, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Consolidated net sales	(3.9)%	2.1%	0.6%	(1.2)%
Net sales decreased 1.2% for the nine months ended September 30, 2026, compared to prior year, driven by lower financial volume, partially offset by favorable price and sales mix as well as favorable foreign currency impacts.
Financial volume decreased 3.9% for the nine months ended September 30, 2026, compared to prior year, primarily due to lower shipments in both the Americas and EMEA&APAC segments.

Price and sales mix favorably impacted net sales by 2.1% for the nine months ended September 30, 2026, compared to prior year, primarily due to increased net pricing in the Americas segment and favorable sales mix as a result of premiumization in the EMEA&APAC segment.
A discussion of currency impacts on net sales for the three and nine months ended September 30, 2026 is included in the "Foreign currency impacts on results" section above.
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
Cost of goods sold increased 5.3% for the three months ended September 30, 2026, compared to prior year, primarily due to higher cost of goods sold per hectoliter, partially offset by lower financial volume. Cost of goods sold per hectoliter increased 8.6% for the three months ended September 30, 2026, compared to prior year, primarily due to cost inflation related to materials, logistics and manufacturing expenses, including approximately $30 million of an unfavorable impact attributable to Midwest Premium pricing, volume deleverage, unfavorable changes in our unrealized mark-to-market commodity derivative positions of $14.7 million and unfavorable mix driven by premiumization, partially offset by cost savings initiatives.
Cost of goods sold increased 4.1% for the nine months ended September 30, 2026, compared to prior year, primarily due to higher cost of goods sold per hectoliter and unfavorable foreign currency impacts, partially offset by lower financial volume. Cost of goods sold per hectoliter increased 8.3% for the nine months ended September 30, 2026, compared to prior year, primarily due to cost inflation related to materials, logistics and manufacturing expenses including approximately $100 million of an unfavorable impact attributable to Midwest Premium pricing, unfavorable mix driven by premiumization, volume deleverage, unfavorable changes in our unrealized mark-to-market commodity derivative positions of $42.2 million and unfavorable foreign currency impacts, partially offset by cost savings initiatives.
A discussion of currency impacts on cost of goods sold for the three and nine months ended September 30, 2026, is included in the "Foreign currency impacts on results" section above.
Marketing, general and administrative expenses
MG&A expenses decreased 7.7% for the three months ended September 30, 2026, compared to prior year, primarily due to lower marketing expense as a result of targeted cost reductions as well as cost savings initiatives including lower employee-related costs due to restructuring activities, partially offset by costs incurred related to our global modernization ERP system implementation project.
MG&A expenses decreased 3.5% for the nine months ended September 30, 2026, compared to prior year, primarily due to lower marketing expense as a result of targeted cost reductions, the cycling of approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition in the prior year, as well as cost savings initiatives including lower employee-related costs due to restructuring activities, partially offset by higher incentive compensation and costs incurred related to our global modernization ERP system implementation project.
A discussion of currency impacts on MG&A expenses for the three and nine months ended September 30, 2026, is included in the "Foreign currency impacts on results" section above.
Goodwill impairment
During the third quarter of 2025, we identified a triggering event that indicated it was more likely than not that the carrying value of the Americas reporting unit exceeded its fair value resulting in a $3,645.7 million partial goodwill impairment charge.
Other operating income (expense), net
Other operating expense, net decreased $265.9 million and $242.3 million for the three and nine months ended September 30, 2026, respectively, compared to prior year, primarily due to the cycling of intangible asset impairments of $273.9 million from the prior year, partially offset by higher restructuring charges.
Total non-operating income (expense), net
Total non-operating expense, net decreased 24.8% for the three months ended September 30, 2026, compared to prior year, primarily due to the favorable fair value change of our investment in Fevertree Drinks plc of $17.7 million.

Total non-operating expense, net increased 30.6% for the nine months ended September 30, 2026, compared to prior year, primarily due to the unfavorable fair value change of our investment in Fevertree Drinks plc of $36.4 million.
Income tax benefit (expense)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Effective tax rate	23%	16%	22%	14%
The higher effective tax rate for the three and nine months ended September 30, 2026, compared to the prior year, was primarily due to the $3,645.7 million partial goodwill impairment recorded in the third quarter of 2025, a portion of which was not deductible for tax purposes.
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
Segment Results of Operations
Americas Segment

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(In millions, except percentages)
Net sales(1)	$2,232.8	$2,260.0	(1.2)%	$6,535.7	$6,646.6	(1.7)%
Income (loss) before income taxes	$320.2	$(3,345.4)	N/M	$917.7	$(2,597.9)	N/M

Financial volume in hectoliters(1)(2)	13.333	13.738	(2.9)%	39.086	40.787	(4.2)%
N/M = Not meaningful
(1)Includes gross inter-segment sales and volume which are eliminated in the consolidated totals.
(2)Excludes royalty volume of 0.762 million hectoliters and 2.203 million hectoliters for the three and nine months ended September 30, 2026, respectively, and excludes royalty volume of 0.701 million hectoliters and 2.067 million hectoliters for the three and nine months ended September 30, 2025, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended September 30, 2026, compared to September 30, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(2.9)%	1.9%	(0.2)%	(1.2)%
Net sales decreased 1.2% for the three months ended September 30, 2026, compared to prior year, driven by lower financial volume and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volume decreased 2.9% for the three months ended September 30, 2026, compared to prior year, primarily due to lower financial volume in the U.S. driven by our core and value brands and industry softness, partially offset by the favorable timing of shipments.
Price and sales mix favorably impacted net sales by 1.9% for the three months ended September 30, 2026, compared to prior year, primarily due to increased net pricing and favorable sales mix as a result of positive brand mix.

The following table highlights the drivers of the change in net sales for the nine months ended September 30, 2026, compared to September 30, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
Americas net sales	(4.2)%	2.5%	—%	(1.7)%
Net sales decreased 1.7% for the nine months ended September 30, 2026, compared to prior year, driven by lower financial volume, partially offset by favorable price and sales mix.
Financial volume decreased 4.2% for the nine months ended September 30, 2026, compared to prior year, primarily due to lower financial volumes in the U.S. driven by our core and value brands and industry softness, partially offset by the favorable timing of shipments.
Price and sales mix favorably impacted net sales by 2.5% for the nine months ended September 30, 2026, compared to prior year, primarily due to increased net pricing and favorable sales mix as a result of positive brand mix.
A discussion of currency impacts on net sales for the three and nine months ended September 30, 2026 is included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes of $320.2 million increased $3,665.6 million for the three months ended September 30, 2026, compared to a loss before income taxes in the prior year, primarily due to the cycling of the $3,645.7 million prior year partial goodwill impairment charge, the cycling of the $75.3 million prior full impairment charge to our definite-lived intangible asset related to the Blue Run Spirits asset group, increased net pricing, lower MG&A and favorable changes in the fair value of our investment in Fevertree Drinks plc of $17.7 million, partially offset by cost inflation related to materials, logistics and manufacturing expenses, including approximately $30 million of an unfavorable impact attributable to Midwest Premium pricing and lower financial volume. Lower MG&A was primarily driven by lower marketing expense due to targeted cost reductions and cost savings initiatives, including lower employee-related costs from our Americas Restructuring Plan, partially offset by higher incentive compensation and costs incurred related to our global modernization ERP system implementation project.
Income before income taxes of $917.7 million increased $3,515.6 million for the nine months ended September 30, 2026, compared to a loss before income taxes in the prior year, primarily due to the cycling of the $3,645.7 million prior year partial goodwill impairment charge, increased net pricing, the cycling of the $75.3 million prior year full impairment charge to our definite-lived intangible asset related to the Blue Run Spirits asset group, lower MG&A and cost savings initiatives, partially offset by cost inflation related to materials, logistics and manufacturing expenses, including approximately $100 million of an unfavorable impact attributable to Midwest Premium pricing, lower financial volume and unfavorable changes in the fair value of our investment in Fevertree Drinks plc of $36.4 million. Lower MG&A was primarily driven by lower marketing expense due to targeted cost reductions, cost savings initiatives including lower employee-related costs from our Americas Restructuring Plan and the cycling of approximately $30 million of integration and transition fees from the Fevertree USA, Inc. acquisition in the prior year, partially offset by higher incentive compensation and costs incurred related to our global modernization ERP system implementation project.
A discussion of currency impacts on income (loss) before income taxes for the three and nine months ended September 30, 2026 is included in the "Foreign currency impacts on results" section above.
EMEA&APAC Segment

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(In millions, except percentages)
Net sales(1)	$701.4	$721.0	(2.7)%	$1,858.3	$1,852.2	0.3%
Income (loss) before income taxes	$81.8	$(110.4)	N/M	$68.0	$(64.8)	N/M

Financial volume in hectoliters(1)(2)	5.479	5.649	(3.0)%	14.428	14.882	(3.1)%
N/M = Not meaningful
(1)Includes gross inter-segment sales and volume which are eliminated in the consolidated totals.

(2)Excludes royalty volume of 0.376 million hectoliters and 0.952 million hectoliters for the three and nine months ended September 30, 2026, respectively, and excludes royalty volume of 0.347 million hectoliters and 0.903 million hectoliters for the three and nine months ended September 30, 2025, respectively.
Net sales
The following table highlights the drivers of the change in net sales for the three months ended September 30, 2026, compared to September 30, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(3.0)%	1.0%	(0.7)%	(2.7)%
Net sales decreased 2.7% for the three months ended September 30, 2026, compared to prior year, driven by lower financial volume and unfavorable foreign currency impacts, partially offset by favorable price and sales mix.
Financial volume decreased 3.0% for the three months ended September 30, 2026, compared to prior year, primarily due to lower volume in the U.K. driven by soft market demand and a heightened competitive landscape.
Price and sales mix favorably impacted net sales by 1.0% for the three months ended September 30, 2026, compared to prior year, primarily due to premiumization, partially offset by increased promotional activity and unfavorable channel mix.
The following table highlights the drivers of the change in net sales for the nine months ended September 30, 2026, compared to September 30, 2025 (in percentages):

	Financial Volume	Price and Sales Mix	Currency	Total
EMEA&APAC net sales	(3.1)%	1.3%	2.1%	0.3%
Net sales increased 0.3% for the nine months ended September 30, 2026, compared to prior year, driven by favorable foreign currency impacts and favorable price and sales mix, partially offset by lower financial volume.
Financial volume decreased 3.1% for the nine months ended September 30, 2026, compared to prior year, primarily due to lower volume in the U.K. and in Central and Eastern Europe, driven by soft market demand and a heightened competitive landscape, mainly in our core and value brands.
Price and sales mix favorably impacted net sales by 1.3% for the nine months ended September 30, 2026, compared to prior year, primarily due to premiumization, partially offset by increased promotional activity and unfavorable channel mix.
A discussion of currency impacts on net sales for the three and nine months ended September 30, 2026, is included in the "Foreign currency impacts on results" section above.
Income (loss) before income taxes
Income before income taxes of $81.8 million increased $192.2 million for the three months ended September 30, 2026, compared to a loss before income taxes in the prior year, primarily due to the cycling of the $198.6 million prior year partial impairment charge of the indefinite-lived intangible asset related to the Staropramen family of brands and lower MG&A, partially offset by cost inflation related to materials, logistics and manufacturing expenses and lower financial volume. Lower MG&A was primarily driven by lower marketing expense as a result of targeted cost reductions, lower incentive compensation and cost savings initiatives.
Income before income taxes of $68.0 million increased $132.8 million for the nine months ended September 30, 2026, compared to a loss before income taxes in the prior year, primarily due to the cycling of the $198.6 million prior year partial impairment charge of the indefinite-lived intangible asset related to the Staropramen family of brands and lower MG&A, partially offset by cost inflation related to materials, logistics and manufacturing expenses, lower financial volume and unfavorable foreign currency impacts. Lower MG&A was primarily driven by lower marketing expense as a result of targeted cost reductions and cost savings initiatives.
A discussion of currency impacts on income (loss) before income taxes for the three and nine months ended September 30, 2026 is included in the "Foreign currency impacts on results" section above.

Unallocated Segment
We have certain activity that is not allocated to our segments, which has been reflected as Unallocated below. Specifically, Unallocated primarily includes certain financing-related activities such as interest expense and interest income, as well as foreign exchange gains and losses on intercompany balances. Unallocated activity also includes the unrealized changes in fair value on our commodity instruments not designated in hedging relationships recorded within cost of goods sold, which are later reclassified when realized to the segment in which the exposure resides. Additionally, only the service cost component of net periodic pension and OPEB cost is reported within each operating segment, while all other components remain in Unallocated.

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% change	September 30, 2026	September 30, 2025	% change
	(In millions, except percentages)
Cost of goods sold	$(3.4)	$11.3	N/M	$(5.2)	$37.0	N/M
Gross profit (loss)	(3.4)	11.3	N/M	(5.2)	37.0	N/M
Operating income (loss)	(3.4)	11.3	N/M	(5.2)	37.0	N/M
Total non-operating income (expense), net	(56.4)	(51.0)	10.6%	(160.5)	(158.6)	1.2%
Income (loss) before income taxes	$(59.8)	$(39.7)	50.6%	$(165.7)	$(121.6)	36.3%
N/M = Not meaningful
Cost of goods sold
The unrealized changes in fair value on our commodity derivatives, which are economic hedges, make up substantially all of the activity presented within cost of goods sold in the table above for the three and nine months ended September 30, 2026 and September 30, 2025. As the exposure we are managing is realized, we reclassify the gain or loss on our commodity derivatives to the segment in which the underlying exposure resides, allowing our segments to realize the economic effects of the derivative without the resulting unrealized mark-to-market volatility. See Part I.—Item 1. Financial Statements, Note 8, "Derivative Instruments and Hedging Activities" for further information.
Total non-operating income (expense), net
Total non-operating expense, net, increased 10.6% and 1.2% for the three and nine months ended September 30, 2026, respectively, compared to prior year, primarily due to higher net interest expense, partially offset by higher pension and OPEB non-service benefit and favorable foreign currency transactional impacts.
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
While a significant portion of our cash flows from operating activities are generated within the U.S., our cash balances include cash held outside the U.S. and in currencies other than the USD. As of September 30, 2026, approximately 87% of our cash and cash equivalents were located outside the U.S., largely denominated in foreign currencies. Fluctuations in foreign currency exchange rates could have a material impact on these foreign cash balances. Cash balances in foreign countries are often subject to additional restrictions. We may, therefore, have difficulties repatriating cash held outside the U.S. on a timely basis and such repatriation may be subject to tax. These limitations may affect our ability to fully utilize our cash resources for needs in the U.S. and other countries and may adversely affect our liquidity. To the extent necessary, we accrue for tax consequences on the earnings of our foreign subsidiaries as they are earned. We may utilize tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. We periodically review and evaluate these plans and strategies, including externally committed and non-committed credit agreements accessible by our Company and each of our operating subsidiaries. We believe these financing arrangements, along with cash flows from operating activities within the U.S., are sufficient to fund our current cash needs in the U.S.
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
Cash Flows from Operating Activities
Net cash provided by operating activities of $1,280.4 million for the nine months ended September 30, 2026, increased $36.7 million compared to $1,243.7 million for the nine months ended September 30, 2025. The increase in cash provided by operating activities was primarily due to favorable changes in working capital and lower income tax paid, partially offset by lower net income adjusted for non-cash items. The favorable changes in working capital were primarily driven by the timing of payables, current year cash settlement of our forward starting interest rate swaps of $107.5 million, lower payments for prior year annual incentive compensation and the cycling of a $60.6 million prior year payment as final resolution of the Keystone litigation case, partially offset by the timing of inventory and receivables.
Cash Flows from Investing Activities
Net cash used in investing activities of $731.1 million for the nine months ended September 30, 2026, increased $96.0 million compared to $635.1 million for the nine months ended September 30, 2025. The increase in cash used in investing activities was primarily due to our current year acquisition of Atomic Brands, Inc. of approximately $275 million, partially offset by the cycling of our prior year investment in Fevertree Drinks plc of $88 million and the prior year acquisition of Fevertree USA, Inc. as well as lower capital expenditures as a result of the timing of capital projects.
Cash Flows from Financing Activities
Net cash used by financing activities of $822.4 million for the nine months ended September 30, 2026, increased $175.8 million compared to $646.6 million for the nine months ended September 30, 2025. The increase in cash used in financing activities was primarily due to the repayment of our $2.0 billion senior notes upon maturity on July 15, 2026, as well as the repayment of our CAD 500 million senior notes due in 2026, partially offset by the issuance of the $500 million 4.9% senior notes due in 2031, CAD 500 million 4.3% senior notes due in 2033, $1.0 billion 5.5% senior notes due in 2036, higher borrowings under our commercial paper program and lower Class B common stock share repurchases.
Capital Resources, including Material Cash Requirements
Cash and Cash Equivalents
As of September 30, 2026, we had total cash and cash equivalents of $602.2 million, compared to $896.5 million as of December 31, 2025 and $950.2 million as of September 30, 2025. The decrease in cash and cash equivalents from December 31, 2025 and September 30, 2025 was primarily due to the repayment of our $2.0 billion senior notes upon maturity on July 15, 2026, as well as the repayment of our CAD 500 million senior notes due in 2026, capital expenditures, dividends paid, the acquisition of Atomic Brands, Inc. for approximately $275 million and Class B common stock share repurchases, partially offset by the issuance of our $500 million 4.9% senior notes due in 2031, CAD 500 million 4.3% senior notes due in 2033, and $1.0 billion 5.5% senior notes due in 2036, as well as net cash provided by operating activities and borrowings under our commercial paper program.

Senior Note Borrowings

Debt Maturity Profile
$2,500
$2,000
$1,500
$1,000
$500
$0
(In millions)
$500
$906
$351
$1,000
$1,100
$1,800
2031
2032
2033
2036
2042
2046
Future Maturities
CAD Notes
USD Notes
EUR Notes

Based on the credit profile of our lenders that are party to our credit facilities, we are confident in our ability to draw on our revolving credit facility if the need arises. We maintain an amended and restated $2.0 billion multi-currency revolving credit facility with a maturity date of June 26, 2030. As of September 30, 2026, we had $1.7 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility. The borrowing capacity is reduced by borrowings under our commercial paper program. As of September 30, 2026, we had total outstanding borrowings under our commercial paper program of approximately $0.3 billion. We had commercial paper outstanding of approximately $0.3 billion as of November 5, 2026. As such, we had approximately $1.7 billion available to draw on our amended and restated $2.0 billion multi-currency revolving credit facility as of November 5, 2026.
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
The maximum net debt to EBITDA leverage ratio, as defined by the amended and restated multi-currency revolving credit facility agreement, was 4.00x as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, we were in compliance with all of these restrictions and covenants, have met such financial ratios and have met all debt payment obligations. All of our outstanding senior notes as of September 30, 2026 rank pari-passu.
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
Pursuant to the indenture dated May 3, 2012 (as amended, the "May 2012 Indenture"), MCBC issued its outstanding 5.0% senior notes due 2042. Additionally, pursuant to the indenture dated July 7, 2016 ("July 2016 Indenture"), MCBC issued its 3.0% senior notes due July 2026 (repaid upon maturity on July 15, 2026) and its outstanding 4.2% senior notes due 2046. Further, pursuant to the indenture dated May 29, 2024 ("May 2024 Indenture"), MCBC issued its outstanding 3.8% senior notes due 2032 and the Supplemental Indenture dated May 27, 2026 ("May 2026 Supplemental Indenture"), MCBC issued its outstanding 4.9% senior notes due 2031 and its outstanding 5.5% senior notes due 2036. The issuances of the senior notes issued under the May 2012 Indenture, the July 2016 Indenture, the May 2024 Indenture and the May 2026 Supplemental Indenture were registered under the Securities Act of 1933, as amended. These senior notes are guaranteed on a senior unsecured basis by certain subsidiaries of MCBC, which are listed in Exhibit 22 of this Quarterly Report on Form 10-Q (the Subsidiary Guarantors, and together with the Parent Issuer, the "Obligor Group"). Each of the Subsidiary Guarantors is 100% owned by the Parent Issuer. The guarantees are full and unconditional and joint and several.
None of our other outstanding debt was issued in a transaction that was registered with the SEC, and such other outstanding debt was issued or otherwise generally guaranteed on a senior unsecured basis by the Obligor Group or other consolidated subsidiaries of MCBC. These other guarantees are also full and unconditional and joint and several.

As of September 30, 2026, the senior notes and related guarantees ranked pari-passu with all other unsubordinated debt of the Obligor Group and senior to all future subordinated debt of the Obligor Group. The guarantees can be released upon the sale or transfer of a Subsidiary Guarantor's capital stock or substantially all of its assets, or if such Subsidiary Guarantor ceases to be a guarantor under our other outstanding debt.
See Part I.—Item 1. Financial Statements, Note 7, "Debt" for details of all debt issued and outstanding as of September 30, 2026.
The following summarized financial information relates to the Obligor Group as of September 30, 2026, on a combined basis, after elimination of intercompany transactions and balances between the Obligor Group, and excluding the investments in and equity in the earnings of any non-guarantor subsidiaries. The balances and transactions with non-guarantor subsidiaries have been separately presented.
Summarized Financial Information of Obligor Group

Nine Months Ended
September 30, 2026
(In millions)
Net sales, out of which:	$6,326.7
Intercompany sales to non-guarantor subsidiaries	$163.2
Gross profit, out of which:	$2,249.6
Intercompany net costs from non-guarantor subsidiaries	$(204.3)

Net interest expense, out of which:	$(193.3)
Intercompany net interest expense from non-guarantor subsidiaries	$(12.6)

Income before income taxes	$662.2
Net income	$519.8

	As of September 30, 2026	As of December 31, 2025
	(In millions)
Total current assets, out of which:	$1,677.8	$1,861.3
Intercompany receivables from non-guarantor subsidiaries	$245.2	$223.8
Total noncurrent assets, out of which:	$20,092.5	$20,360.8
Noncurrent intercompany notes receivable from non-guarantor subsidiaries	$3,347.1	$3,460.6

Total current liabilities, out of which:	$3,076.1	$5,015.0
Current portion of long-term debt and short-term borrowings	$303.9	$2,372.1
Intercompany payables due to non-guarantor subsidiaries	$871.0	$797.5
Total noncurrent liabilities, out of which:	$8,189.3	$6,339.3
Long-term debt	$5,635.8	$3,834.3
Noncurrent intercompany notes payable due to non-guarantor subsidiaries	$20.5	$29.4
Capital Expenditures
We incurred $381.5 million and paid $469.0 million, for capital improvement projects worldwide for the nine months ended September 30, 2026, excluding capital spending by equity method joint ventures, representing a decrease of $23.0 million from the $404.5 million of capital expenditures incurred in the nine months ended September 30, 2025. We continue to prioritize our planned capital expenditures with a focus on optimizing returns on invested capital.

Contingencies
We are party to various legal proceedings arising in the ordinary course of business, environmental matters and indemnities associated with our sale of Kaiser to FEMSA. See Part I.—Item 1. Financial Statements, Note 10, "Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
Refer to Part II.—Item 8. Financial Statements, Note 13, "Commitments and Contingencies" in our Annual Report for discussion of off-balance sheet arrangements. As of September 30, 2026, we did not have any other material off-balance sheet arrangements.
Critical Accounting Estimates
Our accounting policies and accounting estimates critical to our financial condition and results of operations are set forth in our Annual Report and did not change during the nine months ended September 30, 2026. See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for discussion of any recently adopted accounting pronouncements.
New Accounting Pronouncements Not Yet Adopted
See Part I.—Item 1. Financial Statements, Note 2, "New Accounting Pronouncements" for a description of any new accounting pronouncements that have or could have a significant impact on our financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Part II.—Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report for further details of our market risks and our market sensitive instruments as of December 31, 2025. During the nine months ended September 30, 2026, our market risk sensitive instruments fluctuated as a result of changes in interest rates, foreign currency exchange rates and commodity prices, but there have been no material changes to our market risks and our market sensitive instruments from those disclosed in our Annual Report.
Interest Rate Risk
As of September 30, 2026 and December 31, 2025, the following table presents our fixed rate notes as well as the impact of a hypothetical absolute 1% adverse change in interest rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2026 and December 31, 2025, respectively. See Part I - Item 1. Financial Statements, Note 7. "Debt" for the maturity dates of our outstanding debt instruments.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
USD denominated fixed rate notes	$4,400.0	$4,900.0	$(3,736.7)	$(4,539.0)	$(362.0)	$(328.7)
Foreign currency denominated fixed rate notes	$1,257.7	$1,304.0	$(1,232.1)	$(1,340.9)	$(67.5)	$(59.4)
As of September 30, 2026, we had no outstanding forward starting interest rate swaps as they were settled in conjunction with the issuance of our 2036 USD senior notes.
Foreign Currency Exchange Risk
The following table includes details of our foreign currency denominated fixed rate notes and our foreign currency forwards used to hedge our foreign exchange rate risk as well as the impact of a hypothetical 10% adverse change in the related foreign currency exchange rates on their respective fair values. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2026 and December 31, 2025, respectively.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
Foreign currency denominated fixed rate notes	$1,257.7	$1,304.0	$(1,232.1)	$(1,340.9)	$(124.6)	$(140.9)
Foreign currency forwards	$132.9	$104.9	$4.9	$0.4	$(13.9)	$(11.4)

Commodity Price Risk
The following table includes details of our commodity swaps and options used to hedge commodity price risk as well as the impact of a hypothetical 10% adverse change in the related commodity prices on the fair value of the derivatives. Notional amounts and fair values are presented in USD based on the applicable exchange rates as of September 30, 2026 and December 31, 2025, respectively. The notional amount for our commodity options includes certain offsetting buy and sell positions, which are presented in terms of absolute value.

	Notional amounts		Fair Value Asset/(Liability)		Effect of Adverse Change
(In millions)	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
Swaps	$679.9	$442.1	$54.2	$52.1	$(71.4)	$(46.9)
Options	$315.2	$21.0	$12.0	$—	$(7.4)	$—
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such disclosure controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives. Also, we have investments in certain unconsolidated entities that we do not control or manage.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to Class B common stock purchases made by our Company during the three months ended September 30, 2026:

Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1, 2026 through July 31, 2026	372,851	$40.40	372,851	$2,337,563,374
August 1, 2026 through August 31, 2026	342,083	$42.03	342,083	$2,323,185,703
September 1, 2026 through September 30, 2026	375,622	$38.28	375,622	$2,308,808,514
Total	1,090,556	$40.18	1,090,556	$2,308,808,514
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.2	Fifth Amended and Restated Bylaws of Molson Coors Beverage Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 23, 2022).
22+	Molson Coors Beverage Company List of Parent Issuer and Guarantor Subsidiaries.
31.1+	Section 302 Certification of Chief Executive Officer.
31.2+	Section 302 Certification of Chief Financial Officer.
32++	Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

Exhibit Number	Document Description
101.SCH+	XBRL Taxonomy Extension Schema Document.*
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Condensed Consolidated Balance Sheets, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Stockholders' Equity and Noncontrolling Interests, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements and (vii) document and entity information.
‡	Represents a management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOLSON COORS BEVERAGE COMPANY
By:	/s/ ROXANNE M. STELTER
Roxanne M. Stelter Vice President and Controller (Principal Accounting Officer) November 5, 2026